Form 10-Q
period 1993-12-31
PEOPLES GAS LIGHT & COKE CO
filed 1994-02-11
CIK 77388

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


   (Mark One)

       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

                                       OR

       / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 2-26983



                     THE PEOPLES GAS LIGHT AND COKE COMPANY
             (Exact name of registrant as specified in its charter)


                    ILLINOIS                        36-1613900
         (State or other jurisdiction of           (IRS Employer
         incorporation or organization)            Identification No.)


     122 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                 60603
        (Address of principal executive offices)              (Zip Code)


                                 (312) 431-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,817,566 shares of Common Stock, without par value, outstanding at January 31, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                           PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                        THE PEOPLES GAS LIGHT AND COKE COMPANY

                                           CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)


                                                           Three Months Ended           Twelve Months Ended
                                                               December 31,                 December 31,
                                                        -------------------------    --------------------------
                                                           1993           1992          1993            1992
                                                        ----------     ----------    -----------    -----------
                                                                              (Thousands)
OPERATING REVENUES:
  Gas sales                                             $ 295,976      $ 291,245     $  984,436     $  855,901
  Transportation of customer-owned gas                     30,134         34,119        102,213        119,570
  Other                                                     4,087          3,534         16,070         14,468
                                                        ----------     ----------    -----------    -----------
            Total Operating Revenues                      330,197        328,898      1,102,719        989,939
                                                        ----------     ----------    -----------    -----------

OPERATING EXPENSES:
  Gas costs                                               171,678        169,831        557,102        480,900
  Operation                                                48,588         45,848        191,481        172,616
  Maintenance                                               7,752          7,208         32,964         33,270
  Depreciation                                             13,671         13,028         55,259         52,499
  Taxes - Income                                           14,845         16,191         31,605         28,569
        - State and local revenue                          36,028         35,930        121,149        110,550
        - Other                                             4,288          4,238         18,543         17,917
                                                        ----------     ----------    -----------    -----------
            Total Operating Expenses                      296,850        292,274      1,008,103        896,321
                                                        ----------     ----------    -----------    -----------

OPERATING INCOME:                                          33,347         36,624         94,616         93,618
                                                        ----------     ----------    -----------    -----------

OTHER INCOME:
  Interest income                                             177            239          1,340          2,923
  Allowance for funds used during
      construction                                             --             --             --            216
  Miscellaneous                                            10,601            824         12,848          2,135
                                                        ----------     ----------    -----------    -----------
            Total Other Income                             10,778          1,063         14,188          5,274
                                                        ----------     ----------    -----------    -----------
GROSS INCOME                                               44,125         37,687        108,804         98,892
                                                        ----------     ----------    -----------    -----------
INCOME DEDUCTIONS:
  Interest on long-term debt                                8,653          8,653         34,908         35,760
  Other interest                                            1,283          1,041          2,651          3,289
  Amortization of debt discount and expense                   162            151            626            629
  Miscellaneous                                                34             12            101             55
                                                        ----------     ----------    -----------    -----------
            Total Income Deductions                        10,132          9,857         38,286         39,733
                                                        ----------     ----------    -----------    -----------
NET INCOME                                              $  33,993      $  27,830     $   70,518     $   59,159

Preferred stock dividends                                      --            230            488          1,147
                                                        ----------     ----------    -----------    -----------

NET INCOME APPLICABLE TO
  COMMON STOCK                                          $  33,993      $  27,600     $   70,030     $   58,012
                                                        ----------     ----------    -----------    -----------
                                                        ----------     ----------    -----------    -----------

- ---------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                   THE PEOPLES GAS LIGHT AND COKE COMPANY

                                        CONSOLIDATED BALANCE SHEETS


                                                      December 31,                  December 31,
                                                         1993        September 30,     1992
                                                      (Unaudited)       1993        (Unaudited)
                                                      -----------    -------------  -----------
                                                                      (Thousands)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
  at original cost                                    $ 1,719,025    $ 1,702,401    $ 1,633,054
    Less - Accumulated depreciation                       567,651        557,855        538,027
                                                      ------------   ------------   ------------
      Net property, plant and equipment                 1,151,374      1,144,546      1,095,027

Gas supply advances and investments                           825            825            872
Other investments                                           7,282          7,470          7,879
                                                      ------------   ------------   ------------

       TOTAL CAPITAL INVESTMENTS - NET                  1,159,481      1,152,841      1,103,778
                                                      ------------   ------------   ------------

CURRENT ASSETS

Cash                                                       15,478          7,909         14,345
Cash equivalents                                               --             --            900
Other temporary cash investments,
  at cost that approximates market value                      600            600            400
Trust fund, utility construction                           68,256             --             --
Receivables -
  Customers, net of allowance for
    uncollectible accounts of  $16,120,
      $18,934, and $16,301, respectively                  133,372         75,382        126,703
  Other                                                    31,619         28,274          1,764
Accrued unbilled revenues                                  72,184         26,199         64,809
Materials and supplies, at average cost                    23,593         23,673         25,173
Gas in storage, at last-in, first-out cost                100,295        119,654         95,852
Gas costs recoverable through rate adjustments             43,082         43,047         56,660
Prepayments                                                 1,476          2,018          1,293
                                                      ------------   ------------   ------------

       TOTAL CURRENT ASSETS                               489,955        326,756        387,899
                                                      ------------   ------------   ------------

  DEFERRED CHARGES                                         35,753         26,510         23,875
                                                      ------------   ------------   ------------

          TOTAL PROPERTIES AND OTHER ASSETS           $ 1,685,189    $ 1,506,107    $ 1,515,552
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------

- ------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,                  December 31,
                                                       1993        September 30,      1992
                                                    (Unaudited)        1993       (Unaudited)
                                                    -----------    ------------   -----------
CAPITALIZATION AND LIABILITIES                            (Thousands, except share data)

CAPITALIZATION

Common Stockholder's Equity:
  Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding -  24,817,566 shares             $   165,307    $   165,307    $   165,307
  Retained earnings                                     378,029        357,686        363,012
                                                    ------------   ------------   ------------
           Total Common Stockholder's Equity            543,336        522,993        528,319
Redeemable cumulative preferred stock,
  $100 par value, exclusive of sinking
  fund payments and redemptions due within one year          --             --          8,950
Long-term debt, exclusive of sinking
  fund payments and maturities due within one year      549,150        447,150        433,500
                                                    ------------   ------------   ------------

         TOTAL CAPITALIZATION                         1,092,486        970,143        970,769
                                                    ------------   ------------   ------------

CURRENT LIABILITIES

Interim loans                                            80,650         63,200         62,000
Accounts payable                                        119,215        101,682         91,083
Dividends payable on common stock                        13,650         14,146         14,146
Customer gas service and credit deposits                 37,500         38,493         38,490
Sinking fund payments, maturities, and redemptions
  due within one year -
    Long-term debt                                           --             --          1,895
    Redeemable cumulative preferred stock                    --          3,400          1,950
Accrued taxes                                            51,048         25,249         52,019
Gas sales revenue refundable through rate adjustments     6,487          7,262          8,731
Accrued interest                                          7,945          8,271          8,647
Temporary LIFO liquidation credit                        18,452             --         28,527
                                                    ------------   ------------   ------------

         TOTAL CURRENT LIABILITIES                      334,947        261,703        307,488
                                                    ------------   ------------   ------------

RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
  accelerated depreciation                              186,413        180,882        170,979
Investment tax credits being amortized
  over the average lives of related property             37,076         37,478         38,523
Other                                                    34,267         55,901         27,793
                                                    ------------   ------------   ------------

         TOTAL RESERVES AND DEFERRED CREDITS            257,756        274,261        237,295
                                                    ------------   ------------   ------------

           TOTAL CAPITALIZATION AND LIABILITIES     $ 1,685,189    $ 1,506,107    $ 1,515,552
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

- ----------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                          Three Months Ended
                                                                             December 31,
                                                                      --------------------------
                                                                         1993           1992
                                                                      -----------   ------------
                                                                              (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                          $   33,993     $   27,830
  Adjustments to reconcile net income to net cash:
    Depreciation                                                          13,671         13,028
    Deferred income taxes and investment tax credits - net                 1,498          1,084
    Change in other deferred credits and reserves                        (18,003)        (4,811)
    Change in deferred charges                                            (9,243)         2,303
    Other                                                                     --              8
                                                                      -----------    -----------
                                                                          21,916         39,442
    Change in certain current assets and liabilities:
      Receivables - net                                                  (61,335)       (71,212)
      Accrued unbilled revenues                                          (45,985)       (44,335)
      Gas in storage                                                      19,359         20,814
      Rate adjustments recoverable or refundable                            (810)       (32,740)
      Accounts payable                                                    17,533         12,269
      Customer gas service and credit deposits                              (993)        (5,065)
      Accrued taxes                                                       25,799         35,946
      Temporary LIFO liquidation credit                                   18,452         28,527
      Other                                                                  368          1,284
                                                                      -----------    -----------

  NET CASH USED IN OPERATING ACTIVITIES                                   (5,696)       (15,070)
                                                                      -----------    -----------

INVESTING ACTIVITIES:
  Capital expenditures - construction                                    (20,040)       (21,071)
  Other assets                                                              (459)          (476)
  Other capital investments                                                  187            583
                                                                      -----------    -----------

  NET CASH USED IN INVESTING ACTIVITIES                                  (20,312)       (20,964)
                                                                      -----------    -----------

FINANCING ACTIVITIES:
  Issuance of long-term debt                                             102,000             --
  Redemption of preferred stock                                           (3,400)        (3,900)
  Trust fund, utility construction                                       (68,256)            --
  Interim loans - net                                                     17,450         53,100
  Dividends paid on preferred stock                                          (71)          (533)
  Dividends paid on common stock                                         (14,146)       (10,175)
                                                                      -----------    -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                               33,577         38,492
                                                                      -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  7,569          2,458

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           7,909         12,787
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   15,478     $   15,245
                                                                      -----------    -----------
                                                                      -----------    -----------

- ------------------------------------------------------------------------------------------------

                                        (   )  Denotes red figure.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by The Peoples Gas Light and Coke Company (Company) in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

     Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

     The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.


2.  SIGNIFICANT ACCOUNTING POLICIES

2(a) Revenue Recognition

          Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2(b) Statement of Cash Flows

          For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(b) Statement of Cash Flows (Continued)

          Income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:


           For the three months
           ended December 31,                         1993          1992
           ----------------------------------------------------------------
                                                          (Thousands)

           Income taxes paid                         $    65        $   113
           Interest paid                              10,108          8,999


2(c) Income Taxes

          In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes to reflect the adoption of SFAS No. 109 are, in turn, debited or credited to regulatory assets or liabilities. Such adjustments had no material impact on financial position or results of operations of the Company.

2(d) Recovery of Gas Costs, Including Charges for Take-or-Pay and Transition Costs

          Under the tariffs of the Company, the difference for any fiscal year between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1.

          The Illinois Commerce Commission (Commission) conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(d) Recovery of Gas Costs, Including Charges for Take-or-Pay and Transition Costs (Continued)

     incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1992 and 1993 are currently pending before the Commission.

          Pursuant to Federal Energy Regulatory Commission (FERC) Order No. 500, and successor orders, pipelines were allowed to direct-bill firm sales customers for a portion of so-called "past" take-or-pay costs. These costs arose from the settlement of liabilities under agreements between pipelines and producers whereby pipelines were required to pay for contracted supplies, whether or not they were taken. The Company has recovered all take-or-pay charges, billed by its pipeline suppliers, through the Gas Charge. Although additional recoveries may be required in the future, any amount is anticipated to be insignificant.

          Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. Management believes that all such charges will be recoverable from customers. (See Notes 3(a) and 3(b).)


3.   RATES AND REGULATION

3(a) Utility Rate Proceedings

          On October 6, 1992, the Commission issued an order approving changes in the rates of the Company that are designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. The new rates were implemented on October 10, 1992. The Company was allowed a 10.40 percent return on its original-cost rate base, reflecting a 12.25 percent cost of common equity. The Commission's order also approved a rate mechanism by which the Company will recover costs associated with environmental activities, principally the investigation and remediation of residues associated with past manufactured gas operations.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



3.   RATES AND REGULATION (Continued)

3(a) Utility Rate Proceedings (Continued)

          Consistent with the order it issued in separate rate proceedings (see discussion below), the Commission directed that such costs be recovered over a five-year period without recovery of carrying charges on unrecovered balances. The Company and several parties have appealed the Commission's order to the Illinois Appellate Court. Any change made pursuant to the Appellate Court's order on appeal would have a prospective effect only.

          On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. Any change made pursuant to the Appellate Court's order on appeal would have a prospective effect only.On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On February 2, 1994, the Citizens Utility Board, one of the appellants in the Third District Court's appeal, filed a petition for leave to appeal the Third District Court's decision to the Illinois Supreme Court.

          On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission plans to issue a final order in this proceeding by February 15, 1994. (See Notes 2(d) and 3(b).)

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



3.   RATES AND REGULATION (Continued)

3(b) FERC Orders 636, 636-A, and 636-B

          On April 8, 1992, the FERC issued Order No. 636, and on August 3, 1992, the FERC issued Order No. 636-A. On November 27, 1992, the FERC issued Order No. 636-B, which substantially confirmed Order Nos. 636 and 636-A. There are numerous appeals of the 636 Orders pending before the Federal Circuit Courts of Appeal for the D.C. and Eleventh Circuits.

          The 636 Orders require substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandate "unbundling" of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components of their gas sales services (gathering, transportation and storage services, and gas supply). These components were previously combined or "bundled" in gas services such as those purchased by the Company. To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders require pipelines to offer a "no-notice" transportation service under which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. Further, the 636 Orders provide for mechanisms for pipelines to recover prudently incurred transition costs associated with the restructuring process.

          The FERC initiated individual restructuring proceedings for each interstate pipeline. Each pipeline submitted a proposal to bring it into compliance with the requirements of the 636 Orders. The restructured tariffs of the principal pipeline serving the Company and North Shore Gas, Natural Gas Pipeline Company of America (Natural), went into effect December 1, 1993. The restructured tariffs of other pipelines serving the Company had previously gone into effect. Several appeals of the orders approving Natural's and other pipelines' restructured tariffs are pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

          As part of the restructuring process, the Company elected necessary levels of restructured services, including no-notice services, from the menu of restructured services offered by the various pipelines. Also during 1993, the Company took the steps necessary to obtain reliable gas supply as a replacement for the bundled merchant service supply which was no longer available from the interstate pipelines to any significant extent.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



3.  RATES AND REGULATION (Continued)

3(b) FERC Orders 636, 636-A, and 636-B (Continued)

          Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is gas supply realignment (GSR) costs.
     The Company is subject to charges for transition cost recovery by two pipelines: Midwestern Gas Transmission Company/Tennessee Gas Pipeline Company and Natural. Contracts with Midwestern and Tennessee having been terminated effective November 30, 1993, transition cost billings by these companies are limited to the period September 1993 through November 1993. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the Company by Natural are uncertain at this time, such total amount is expected to be substantial. The Company has accrued and deferred transition costs incurred through December 31, 1993. On February 1, 1994, Natural filed a Stipulation and Agreement with the FERC addressing GSR costs. If approved by the FERC, the Stipulation and Agreement would place a cap on the amount of GSR costs recoverable by Natural from the Company.

          The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See Notes 2(d) and 3(a).)


4.  ENVIRONMENTAL MATTERS

      The Company, its predecessors, and certain former affiliates operated facilities in the past for manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of on sites where the facilities were located. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials, if found at the sites.

      The current owner of a site near Chicago has advised the Company that it has found what appear to be wastes associated with by-products of the gas manufacturing process under its property. The owner has asserted that these wastes are the responsibility of the Company. The Company is currently evaluating this claim.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



4.  ENVIRONMENTAL MATTERS (Continued)

      The Company, in cooperation with the Illinois Environmental Protection Agency (IEPA), is conducting investigations of certain sites (a total of 29) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, the Company may conduct a remedial investigation/feasibility study (RI/FS) at two of these sites under the supervision of the IEPA and, with the agreement of the IEPA, has commenced limited work at a third site.

      In August 1988, the IEPA conducted an inspection at the Company's Division Street property in Chicago. During the inspection, the IEPA and the Company took several soil samples for laboratory analysis. The analysis of the samples collected by the Company indicates the presence of certain substances within the soil of the Division Street property that could be attributable to former manufactured gas operations. The Company may conduct an RI/FS of the property under the supervision of the IEPA.

      The current owners at another site in Chicago have advised the Company that they have found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from the Company because of the presence of such wastes. The Company has rejected this demand, but may conduct an RI/FS of the site under the supervision of the IEPA.

      The Company has observed what appear to be gas purification wastes on another former site in Chicago and property contiguous thereto. The Company has fenced the site and the contiguous property and has agreed with the IEPA to study the feasibility of a limited removal action.

      The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of December 31, 1993, the total of the costs deferred by the Company was $10.1 million, and there were no recoveries or amounts billed to other entities. The costs of remediation at the sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



4.  ENVIRONMENTAL MATTERS (Continued)

required by the IEPA. While the Company intends to seek contribution by other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time. Finally, the Company is currently researching its insurance coverages and has initiated the claim process with respect to certain carriers. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the foregoing amount has not been reduced to reflect recoveries from insurance carriers.

      Costs incurred by the Company for environmental activities at the sites will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is authorized to recover the costs of environmental activities under a rate mechanism approved by the Commission in its October 1992 order. As of December 31, 1993, it had recovered $30,000 of such costs through rates. (See
Note 3(a) for a discussion of proceedings regarding the recovery of these costs through utility rates.)


5.  GAS OVER-PRESSURE CONDITION

      On January 17, 1992, an over-pressure condition occurred in the gas mains of the Company serving an approximately one-square-mile area of the Near Northwest Side of the City of Chicago. The over-pressure condition caused a major explosion and numerous fires. The Company is aware of four deaths and 14 personal injuries allegedly resulting from the explosion and fires. The Company also has been informed that damage occurred in an estimated 28 buildings. There was also damage, such as broken windows, wall cracks, and water damage, to additional buildings.

      A number of lawsuits have been filed against the Company as a result of the over-pressure condition. The lawsuits include wrongful-death claims and several class actions that seek to certify as a class those persons who suffered bodily harm and/or property damage. All of the suits allege negligence and seek compensatory damages. Some of the lawsuits also seek punitive damages. These suits have not quantified the alleged damages except for certain amounts that are not material.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



5.  GAS OVER-PRESSURE CONDITION (Continued)

      In January 1993, the National Transportation Safety Board (NTSB) completed its report regarding its investigation of the over-pressure incident that occurred on January 17, 1992. In its report, the NTSB stated that "the probable cause of the over-pressure accident and the resulting losses was the failure of Peoples Gas Light Coke Company to adequately train its gas operations section employees in recognizing and correctly responding to abnormal situations, which consequently led to the failure of the gas operations section crew to properly monitor and control the pressure of the gas being supplied to the low-pressure gas system during a routine inspection."

      In June 1993, the Staff of the Illinois Commerce Commission (Commission Staff) released its report concerning the over-pressure incident. In its report, the Commission Staff concluded that employee error was the probable cause of the over-pressurization. The report was critical of the Company's training of its personnel in its gas operations section and of some of the Company's practices at the time of the incident.

      The Company strongly disagrees with the criticisms by the NTSB and the Commission Staff of the training given by the Company to personnel in its gas operations section. The Company also disagrees with some of the findings and conclusions of the Commission Staff, including several of the Commission Staff's findings and its theory, analysis, and conclusions pertaining to the probable cause of the over-pressurization.

      The Company carries substantial insurance coverage. If liability were found on the part of the Company, management believes that any costs incurred for damages will be adequately covered by insurance. However, the Company's primary insurance carrier has asserted that under Illinois law, liability for punitive damages is not insurable. The Company has advised the insurance carrier that it disagrees and intends to assert all of its rights against the carrier including its right to obtain recovery for punitive damages, if any. Management is not aware of any conduct on its part or by employees of the Company that would give rise to punitive damages under Illinois law. Accordingly, management believes that the incident will not have a material adverse effect on financial position or results of operations of the Company.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



6.  TAX MATTERS

      On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement will result in a payment of principal and interest to the Company in total amount of approximately $25 million, or $19 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.6 million, or $9.7 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At December 31, 1993, approximately $25 million and $12.6 million are included in Receivables - Other and Reserves and Deferred Credits - Other, respectively. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.


7.  ISSUANCE OF BONDS

      On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. The proceeds were lent to the Company for the purpose of financing the construction of certain facilities within the City. The proceeds are being held in a trust fund until drawn down by the Company for reimbursement of construction expenditures.

      In accordance with provisions of the Internal Revenue Code and regulations thereunder, any arbitrage income must be paid to the federal government. Additionally, all assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



8.  INTEREST-RATE ADJUSTMENTS

      The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by the Company's Adjustable-Rate Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1993, have been remarketed. The interest rate on such bonds is 3 percent for the period October 1, 1993, through September 30, 1994.


9.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

      In December 1990, the Financial Accounting Standards Board (FASB) issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. The Accumulated Postretirement Benefit Obligation at October 1, 1993, was approximately $105.3 million. The unfunded obligation will be amortized over 20 years. The estimated cost for fiscal 1994 is approximately $16.1 million.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



9.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS (Continued)

      The following table sets forth the funded status for the postretirement health care and life insurance plans as of October 1, 1993, reconciled with the amounts contained in the Company's Balance Sheet at December 31, 1993:


Accumulated postretirement benefit obligation (APBO):           (millions)
   Retirees                                                  $       56.1
   Fully Eligible Active Plan Participants                           18.4
   Other Active Plan Participants                                    30.8
                                                                ----------

Total APBO as of October 1, 1993                                    105.3

Less:  Plan Assets at Market Value                                   11.8
                                                                ----------

APBO in Excess of Plan Assets                                        93.5

Unrecognized Transition Obligation                                  (93.5)
                                                                ----------

Accrued Postretirement Benefit Cost at October 1, 1993                  0

Cost, Net of Funding, October to December 31, 1993                    2.3
                                                                ----------

Accrued Postretirement Benefit Cost at December 31, 1993  $           2.3
                                                                ----------
                                                                ----------

Discount rate                                                         7.0%
Rate of compensation increase                                         5.0%
Expected long-term rate of return on plan assets                      7.5%


      For measurement purposes, a health care cost trend rate of 11 percent was assumed for fiscal 1994, and that rate thereafter will decline to
4.25 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO as of October 1, 1993, by $7.7 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.1 million annually.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



9.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS (Continued)

      In October 1992, the Company was granted rates by the Commission that included its estimated postretirement benefit costs determined on the accrual basis of accounting. (See Note 3(a).) The financial reporting for postretirement benefit costs is consistent with the related rate treatment. Due to regulatory treatment, the adoption of SFAS No. 106 will not have a material effect on financial position or results of operations.

      In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is required by the Company no later than fiscal 1995. The Company does not expect the adoption of SFAS No. 112 to have a material effect on financial position or results of operations.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

      Net income applicable to common stock increased $6.4 million, to $34.0 million, for the three-month period, due principally to the recording, in income, of one-half of an IRS settlement (increasing net income by $9.7 million). A similar amount from the settlement will be recorded in income during fiscal 1995. (See Note 6 of the Notes to Consolidated Financial Statements.) The positive benefit of the tax settlement was partially offset by increased operating expenses, by an increase in the federal income tax rate (34 percent to 35 percent effective January 1, 1993), and by slightly warmer weather as compared to the corresponding period of the prior year.

      Net income applicable to common stock increased $12.0 million, to $70.0 million, for the 12-month period, due mainly to the aforementioned IRS settlement. In addition, the current 12-month period benefited from a rate increase that went into effect on October 10, 1992, for the Company (see Note 3(a) of the Notes to Consolidated Financial Statements) and from weather that was nearly five percent colder than the prior 12-month period. These benefits were partially offset by higher operating expenses, including the accrual of postretirement benefit costs consistent with rate treatment granted the Company in October 1992 (see Note 9 of the Notes to Consolidated Financial Statements) and by energy conservation measures undertaken by customers.

      A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                                 Three Months Ended            12 Months Ended
                                                    December 31,                December 31,
                                                   1993 Over 1992              1993 Over 1992
                                               ---------------------      ------------------------
(Thousands of dollars)                           Amount         %          Amount             %
- --------------------------------------------------------------------------------------------------
Net operating revenues*                         $  (646)       (0.5)       $25,979            6.5
Operation and maintenance expenses                3,284         6.2         18,559            9.0
Depreciation expense                                643         4.9          2,760            5.3
Income taxes                                     (1,346)       (8.3)         3,036           10.6
Other income                                      9,715       913.9          8,914          169.0
Income deductions                                   275         2.8         (1,447)          (3.6)
Net Income Applicable to Common Stock             6,393        23.2         12,018           20.7
- --------------------------------------------------------------------------------------------------



                            ( ) Denotes red figure.
           * Operating revenues, net of gas costs and revenue taxes.


                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

NET OPERATING REVENUES

      Gross revenues of the Company have been affected in recent years by customers who purchase gas directly from producers and marketers, rather than from the Company, and also by changes in the unit cost of the Company's gas purchases. These direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2(d) of Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and the City.

      Since income is not significantly affected by changes in revenue from customers' direct gas purchases rather than from the Company, changes in gas costs, or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

      Net operating revenues decreased $646,000, to $122.5 million, for the three-month period, due primarily to slightly warmer weather, as compared to the year-ago period.

      Net operating revenues increased $26.0 million, to $424.5 million, for the 12-month period, due principally to the impact of the October 1992 rate increase for the Company (increasing net operating revenues by $26.1 million, or $16.0 million after income taxes). The 12-month period also benefited from slightly higher gas deliveries. This was attributable to colder weather, as compared to the prior 12-month period, substantially offset by a rise in customers' energy conservation measures.

OPERATION AND MAINTENANCE

      Operation and maintenance expenses increased $3.3 million, to $56.3 million, for the three-month period, due mainly to increased labor costs, group insurance expense, and underground storage activities.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OPERATION AND MAINTENANCE (Continued)

      Operation and maintenance expenses increased $18.6 million, to $224.4 million, for the 12-month period, due principally to increased group insurance expenses, primarily attributable to the accrual of postretirement benefit costs (approximately $7.1 for the current 12-month period compared to the prior 12-month period) consistent with the rate treatment allowed the Company in October 1992 (see Note 9 of the Notes to Consolidated Financial Statements), and higher labor costs. Also, higher expenses resulted from the provision for uncollectible accounts, injuries and damages, and underground storage activities.

DEPRECIATION EXPENSE

      Depreciation expense increased $643,000, to $13.7 million, and $2.8 million, to $55.3 million, for the three- and 12-month periods, respectively, due primarily to higher depreciable property balances.

INCOME TAXES

      Income taxes, exclusive of the $2.9 million included in other income related to the IRS settlement (see Note 6 of the Notes to Consolidated Financial Statements), decreased $1.3 million, to $14.8 million, for the three-month period, due principally to lower pre-tax income, partially offset by the federal tax rate change from 34 percent to 35 percent effective January 1, 1993.

      Income taxes, exclusive of the $2.9 million included in other income related to the IRS settlement, increased $3.0 million, to $31.6 million, for the 12-month period, due chiefly to higher pre-tax income and the federal tax rate change from 34 percent to 35 percent effective January 1, 1993.

OTHER INCOME

      Other income increased $9.7 million, to $10.8 million, for the three-month period, due mainly to recording the IRS settlement of approximately $9.7 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.)

      Other income increased $8.9 million, to $14.2 million, for the 12-month period, due primarily to the aforementioned IRS settlement.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

INCOME DEDUCTIONS

      Income deductions decreased $1.4 million, to $38.3 million, for the 12-month period, due chiefly to reduced interest on gas bill credit deposits, budget accounts, and amounts refundable to customers, partially offset by increased interest on notes and commercial paper.

OTHER MATTERS

      Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income.

      On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement will result in a payment of principal and interest to the Company in total amount of approximately $25 million, or $19 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.)

      In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by SFAS No.
109.  (See Note 2(c) of the Notes to Consolidated Financial Statements.)

      In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 requires adoption by the Company no later than fiscal 1995. (See Note 9 of the Notes to Consolidated Financial Statements.)

      Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 9 of the Notes to Consolidated Financial Statements.)

      In 1992, the FERC issued Order No. 636 and successor orders that require substantial restructuring of the service obligations of interstate pipelines. (See Notes 2(d), 3(a), and 3(b) of the Notes to Consolidated Financial Statements.)

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OTHER MATTERS (Continued)

      On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission plans to issue a final order in this proceeding by February 15, 1994. (See Notes 2(d), 3(a), and 3(b) of the Notes to Consolidated Financial Statements.)

      On November 17, 1993, the Chicago City Council passed a use tax on natural gas as part of its 1994 budget ordinance. The use tax will be effective on May 1, 1994, at a rate of 1.5 cents per therm on the use or consumption of natural gas in Chicago. The use tax does not apply to gas used or consumed by a governmental body, a purchaser exempt from the municipal utility tax, a gas public utility, or a person using natural gas as vehicle fuel. To prevent multiple taxation, the use tax also does not apply to the use of gas by persons who are charged for a state or municipal tax with respect to the purchase of such gas. Because the Company is subject to such state and municipal taxes and recovers the cost of such taxes from its customers, the use tax does not apply to the use of gas which is purchased from the Company. Rather, the tax is directed at users who are transportation customers of the Company; these users have been avoiding local taxation on purchases of gas by purchasing gas from out-of-state sellers. The Company will collect the tax for the City and will be paid a fee of three percent of the taxes collected. The Company will not be liable for failure of users to pay the use tax.

LIQUIDITY AND CAPITAL RESOURCES

INTEREST COVERAGE. The Company's fixed charges coverage ratios for the 12 months ended December 31, 1993, and for fiscal 1993 and 1992 were 3.75, 3.57, and 3.18, respectively. The current 12-month period ratio reflects the recording of the Company's fiscal 1994 portion of the IRS settlement in income. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, the increase in the current 12-month period and fiscal 1993 ratios as compared to fiscal 1992 is primarily attributable to the benefit of the rate increase approved in October 1992 and decreased fixed charges, primarily lower interest expense on long-term debt, partially offset by increased operating expenses.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

ENVIRONMENTAL MATTERS. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)


REGULATORY ACTIONS. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company. In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. (See Note 3(a) of the Notes to Consolidated Financial Statements.)


OVER-PRESSURE CONDITION. On January 17, 1992, an over-pressure condition occurred in the gas mains of the Company serving an approximately one-square-mile area of the Near Northwest Side of the City of Chicago. The over-pressure condition caused a major explosion and numerous fires. Four deaths, 14 personal injuries, and extensive property damage allegedly resulted from the explosion and fires. (See Note 5 of the Notes to Consolidated Financial Statements.)


STOCK ISSUED. In January 1992, Peoples Energy Corporation issued 1,950,000 shares of common stock. Net proceeds of the offering, which amounted to approximately $49.7 million, were used for general corporate purposes, primarily as a means of making equity funds available to the Company. Funds so made available, together with internally generated funds, satisfied the Company's 1992 cash needs for capital expenditures plus sinking fund requirements and maturities for long-term debt and preferred stock.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                DECEMBER 31, 1993



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

BONDS ISSUED. On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. The proceeds were lent to the Company for the purpose of financing the construction of certain facilities within the City. (See Note 7 of the Notes to Consolidated Financial Statements.)

CREDIT LINES. On February 1, 1994, the Company's lines of credit were reduced to approximately $154 million from $184 million in effect since November 1, 1993. North Shore Gas may borrow up to $20 million of the aggregate $154 million.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                          PART II.   OTHER INFORMATION

                                DECEMBER 31, 1993



ITEM 1.    LEGAL PROCEEDINGS

      See Note 4 of the Notes to Consolidated Financial Statements for a discussion of matters pertaining to environmental investigations of certain Company sites that were formerly locations of manufactured gas production and storage operations.

      See Note 5 of the Notes to Consolidated Financial Statements for a discussion of an over-pressure condition that occurred on January 17, 1992, in the Company's gas mains on the Near Northwest Side of the City of Chicago.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits

                  Exhibit
                  Number      Description of Document
                  -------     -----------------------
                   4(a)       Supplemental Indenture dated as of  December 1,
                              1993.

                   4(b)       Supplemental Indenture dated as of  December 1,
                              1993.

                  10(a) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and the Company, as Tenant.

                  10(b) Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of December 1, 1993.

                  10(c) Firm Transportation Service Agreement Under Rate Schedule S-2 between the Company and Natural Gas Pipeline Company of America, dated as of December 1, 1993.

           b.  Reports on Form 8-K filed during the quarter ended December 31,
               1993

                 None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE PEOPLES GAS LIGHT AND COKE COMPANY
                                   --------------------------------------
                                                (Registrant)



    FEBRUARY 11, 1994             By:        K. S. BALASKOVITS
- --------------------------           ----------------------------------
          (Date)                               K. S. Balaskovits
                                         Vice President and Controller





                                              (SAME AS ABOVE)
                                      ---------------------------------
                                         Principal Accounting Officer