Form 10-Q
period 1994-03-31
PEOPLES GAS LIGHT & COKE CO
filed 1994-05-11
CIK 77388

________________________________________________________________________________


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)

       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,817,566 shares of Common Stock, without par value, outstanding at April 30, 1994.
________________________________________________________________________________

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      THE PEOPLES GAS LIGHT AND COKE COMPANY
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                      Three Months Ended             Six Months Ended             Twelve Months Ended
                                           March 31,                      March 31,                    March 31,
                                    ------------------------      ------------------------      ------------------------
                                       1994           1993           1994           1993           1994           1993
                                    ---------      ---------      ---------      ---------      ---------      ---------
                                                                          (Thousands)
OPERATING REVENUES:
 Gas sales                          $ 457,125      $ 414,696      $ 753,101      $ 705,941     $1,026,865      $ 933,295
 Transportation of customer-
  owned gas                            34,110         37,217         64,244         71,336         99,105        112,798
 Other                                  4,011          3,699          8,098          7,233         16,383         14,734
                                    ---------      ---------      ---------      ---------      ---------      ---------
         Total Operating Revenues     495,246        455,612        825,443        784,510      1,142,353      1,060,827
                                    ---------      ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES:
 Gas costs                            281,580        249,950        453,258        419,782        588,732        531,991
 Operation                             53,060         49,812        101,647         95,660        194,728        177,779
 Maintenance                            8,964          7,923         16,716         15,131         34,005         32,455
 Depreciation                          14,464         13,663         28,135         26,691         56,060         53,157
 Taxes - Income                        26,376         26,181         41,221         42,371         31,801         31,599
       - State and local revenue       54,730         50,799         90,758         86,730        125,079        117,520
       - Other                          5,177          4,987          9,466          9,224         18,734         18,163
                                    ---------      ---------      ---------      ---------      ---------      ---------
         Total Operating Expenses     444,351        403,315        741,201        695,589      1,049,139        962,664
                                    ---------      ---------      ---------      ---------      ---------      ---------

OPERATING INCOME                       50,895         52,297         84,242         88,921         93,214         98,163
                                    ---------      ---------      ---------      ---------      ---------      ---------

OTHER INCOME:
 Interest income                          768            195            944            434          1,912          2,551
 Allowance for funds used during
  construction                             --             --             --             --             --            193
 Miscellaneous                          1,055            786         11,657          1,611         13,117          2,461
                                    ---------      ---------      ---------      ---------      ---------      ---------
         Total Other Income             1,823            981         12,601          2,045         15,029          5,205
                                    ---------      ---------      ---------      ---------      ---------      ---------

GROSS INCOME                           52,718         53,278         96,843         90,966        108,243        103,368
                                    ---------      ---------      ---------      ---------      ---------      ---------

INCOME DEDUCTIONS:
 Interest on long-term debt             9,792          8,642         18,446         17,295         36,058         35,395
 Other interest                           740            706          2,023          1,747          2,685          2,920
 Amortization of debt discount
   and expense                            176            151            337            302            651            605
 Miscellaneous                             34              8             68             21            126             51
                                    ---------      ---------      ---------      ---------      ---------      ---------
         Total Income Deductions       10,742          9,507         20,874         19,365         39,520         38,971
                                    ---------      ---------      ---------      ---------      ---------      ---------

NET INCOME                          $  41,976      $  43,771      $  75,969      $  71,601      $  68,723      $  64,397

Preferred stock dividends                  --            221             --            451            267          1,055
                                    ---------      ---------      ---------      ---------      ---------      ---------

NET INCOME APPLICABLE TO
 COMMON STOCK                        $ 41,976       $ 43,550       $ 75,969       $ 71,150       $ 68,456       $ 63,342
                                    ---------      ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------      ---------

- - ------------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                 March 31,                               March 31,
                                                                   1994            September 30,           1993
                                                                (Unaudited)            1993             (Unaudited)
                                                                -----------         -----------         -----------
                                                                                    (Thousands)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
  at original cost                                              $ 1,728,509         $ 1,702,401         $ 1,652,334
    Less - Accumulated depreciation                                 578,891             557,855             549,610
                                                                -----------         -----------         -----------
      Net property, plant and equipment                           1,149,618           1,144,546           1,102,724

Gas supply advances and investments                                     809                 825                 854
Other investments                                                     7,368               7,470               7,533
                                                                -----------         -----------         -----------

    TOTAL CAPITAL INVESTMENTS -- NET                              1,157,795           1,152,841           1,111,111
                                                                -----------         -----------         -----------


CURRENT ASSETS


Cash                                                                 10,264               7,909              10,943
Cash equivalents                                                     78,866                  --              38,000
Other temporary cash investments,
  at cost that approximates market value                                600                 600                 600
Trust fund, utility construction                                     57,234                  --                  --
Receivables--
  Customers, net of allowance for
    uncollectible accounts of $19,388,
      $18,934, and $19,019, respectively                            212,690              75,382             191,590
  Other                                                               9,424              28,274               1,759
Accrued unbilled revenues                                            44,848              26,199              50,823
Materials and supplies, at average cost                              22,731              23,673              25,048
Gas in storage, at last-in, first-out cost                           52,915             119,654              51,783
Gas costs recoverable through rate adjustments                       19,755              43,047              66,436
Prepayments                                                           2,789               2,018               2,968
                                                                -----------         -----------         -----------

    TOTAL CURRENT ASSETS                                            512,116             326,756             439,950
                                                                -----------         -----------         -----------

DEFERRED CHARGES                                                     35,788              26,510              22,137
                                                                -----------         -----------         -----------

      TOTAL PROPERTIES AND OTHER ASSETS                         $ 1,705,699         $ 1,506,107         $ 1,573,198
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------

- - -------------------------------------------------------------------------------------------------------------------



The Notes to Consolidated Financial Statements are an integral part of these statements.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY
                          CONSOLIDATED BALANCE SHEETS


                                                                 March 31,                               March 31,
                                                                   1994            September 30,           1993
                                                                (Unaudited)            1993             (Unaudited)
                                                                -----------        -------------        -----------
                                                                          (Thousands, except share data)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholder's Equity:
  Common stock, without par value
    Authorized -- 40,000,000 shares
    Outstanding -- 24,817,566 shares                            $   165,307         $   165,307         $   165,307
  Retained earnings                                                 406,356             357,686             393,161
                                                                -----------         -----------         -----------
      Total Common Stockholder's Equity                             571,663             522,993             558,468
Redeemable cumulative preferred stock,
  $100 par value, exclusive of sinking
  fund payments and redemptions due within one year                      --                  --               8,950
Long-term debt, exclusive of sinking
  fund payments and maturities due within one year                  549,150             447,150             433,500
                                                                -----------         -----------         -----------

    TOTAL CAPITALIZATION                                          1,120,813             970,143           1,000,918
                                                                -----------         -----------         -----------

CURRENT LIABILITIES

Interim loans                                                           900              63,200                 900
Accounts payable                                                     99,658             101,682              99,540
Dividends payable on common stock                                    13,650              14,146              13,401
Customer gas service and credit deposits                             14,788              38,493              19,395
Sinking fund payments, maturities, and redemptions
  due within one year -
      Long-term debt                                                     --                  --               1,895
      Redeemable cumulative preferred stock                              --               3,400               1,950
Accrued taxes                                                        85,167              25,249              71,621
Gas sales revenue refundable through rate adjustments                 5,156               7,262               6,907
Accrued interest                                                      9,802               8,271               7,699
Temporary LIFO liquidation credit                                    99,396                  --             110,355
                                                                -----------         -----------         -----------

    TOTAL CURRENT LIABILITIES                                       328,517             261,703             333,663
                                                                -----------         -----------         -----------

RESERVES AND DEFERRED CREDITS

Deferred income taxes -- primarily
  accelerated depreciation                                          186,307             180,882             161,998
Investment tax credits being amortized
  over the average lives of related property                         36,673              37,478              38,162
Other                                                                33,389              55,901              38,457
                                                                -----------         -----------         -----------

    TOTAL RESERVES AND DEFERRED CREDITS                             256,369             274,261             238,617
                                                                -----------         -----------         -----------

      TOTAL CAPITALIZATION AND LIABILITIES                      $ 1,705,699         $ 1,506,107         $ 1,573,198
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------

- - -------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE PEOPLES GAS LIGHT AND COKE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                        Six Months Ended
                                                                           March 31,
                                                                ---------------------------------
                                                                    1994                 1993
                                                                -----------         -----------
                                                                          (Thousands)
OPERATING ACTIVITIES:
  Net income                                                    $    75,969         $    71,601
  Adjustments to reconcile net income to net cash:
    Depreciation                                                     28,135              26,691
    Deferred income taxes and investment tax credits -- net             928                 782
    Change in other deferred credits and reserves                   (18,820)             (3,187)
    Change in deferred charges                                       (9,278)              4,041
    Other                                                                15                  26
                                                                -----------         -----------
                                                                     76,949              99,954
    Change in certain current assets and liabilities:
      Receivables -- net                                           (118,458)           (136,094)
      Accrued unbilled revenues                                     (18,649)            (30,349)
      Gas in storage                                                 66,739              64,883
      Rate adjustments recoverable or refundable                     21,186             (44,340)
      Accounts payable                                               (2,024)             21,028
      Customer gas service and credit deposits                      (23,705)            (24,160)
      Accrued taxes                                                  59,918              55,548
      Accrued interest                                                1,531                (327)
      Temporary LIFO liquidation credit                              99,396             110,355
      Other                                                             244              (1,189)
                                                                -----------         -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                         163,127             115,309
                                                                -----------         -----------

INVESTING ACTIVITIES:
  Capital expenditures -- construction                              (32,308)            (40,640)
  Other assets                                                         (899)             (2,268)
  Other temporary cash investments                                       --                (200)
  Other capital investments                                             102                 929
                                                                -----------         -----------
  NET CASH USED IN INVESTING ACTIVITIES                             (33,105)            (42,179)
                                                                -----------         -----------

FINANCING ACTIVITIES:
  Issuance of long-term debt                                        102,000                  --
  Trust fund, utility construction                                  (57,234)                 --
  Interim loans -- net                                              (62,300)             (8,000)
  Redemption of preferred stock                                      (3,400)             (3,900)
  Dividends paid on preferred stock                                     (71)               (753)
  Dividends paid on common stock                                    (27,796)            (24,321)
                                                                -----------         -----------
  NET CASH USED IN FINANCING ACTIVITIES                             (48,801)            (36,974)
                                                                -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            81,221              36,156

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      7,909              12,787
                                                                -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    89,130         $    48,943
                                                                -----------         -----------
                                                                -----------         -----------

- - -----------------------------------------------------------------------------------------------
                             ( ) Denotes red figure.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE PEOPLES GAS LIGHT AND COKE COMPANY

                                MARCH 31, 1994

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

       The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Accordingly, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.


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

            Income taxes and interest paid (excluding capitalized interest) were as follows:


            For the six months
            ended March 31,                   1994               1993
             ----------------------------------------------------------
                                                     (Thousands)
            Income taxes paid               $22,445*           $21,893
            Interest paid                    18,604             19,202

            * Excludes income taxes paid on the interest portion of the IRS settlement refund received in March.  (See Note 6.)


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

            The Illinois Commerce Commission (Commission) conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1992 and 1993 are currently pending before the Commission.

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

            Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs.
       These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. (See Notes 3(a) and 3(b).)


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

            On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On
       December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On February 2, 1994, a petition for leave to appeal the Third District Court's decision to the Illinois Supreme Court was filed. On April 6, 1994, the Illinois Supreme Court granted that petition. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

            On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's sales customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. (See Notes 2(d) and 3(b).)

3(b) FERC Orders 636, 636-A, and 636-B

            On April 8, 1992, the FERC issued Order No. 636, and on August 3, 1992, the FERC issued Order No. 636-A. On November 27, 1992, the FERC issued Order No. 636-B, which substantially confirmed Order Nos. 636 and 636-A. There are numerous appeals of the 636 Orders pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

            The 636 Orders required substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandated "unbundling" of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components of their gas sales services (gathering, transportation and storage services, and gas supply). These components were previously combined or "bundled" in gas services such as those purchased by the Company. To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders required pipelines to offer a "no-notice" transportation service under which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. Further, the 636 Orders provided for mechanisms for pipelines to recover prudently incurred transition costs associated with the restructuring process.

            The FERC initiated individual restructuring proceedings for each interstate pipeline. Each pipeline submitted a proposal to bring it into compliance with the requirements of the 636 Orders. The restructured tariffs of Natural Gas Pipeline Company of America (Natural), the principal pipeline serving the Company, went into effect December 1, 1993. The restructured tariffs of other pipelines serving the Company had previously gone into effect. Several appeals of the orders approving Natural's and other pipelines' restructured tariffs are pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

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

            Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is gas supply realignment (GSR) costs. The Company is subject to charges for transition cost recovery by two pipelines: Midwestern Gas Transmission Company/Tennessee Gas Pipeline Company and Natural. Contracts with Midwestern and Tennessee having been terminated effective November 30, 1993, transition cost billings by these companies are limited to the period September 1993 through November 1993. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the Company by Natural are uncertain at this time, such total amount is expected to be substantial. The Company is currently recovering transition costs through the Gas Charge. On February 1, 1994, Natural filed a Stipulation and Agreement with the FERC addressing GSR costs. If approved by the FERC, the Stipulation and Agreement would place a cap on the amount of GSR costs recoverable by Natural from the Company.

            The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2(d) and 3(a).)


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

       The Company, in cooperation with the Illinois Environmental Protection Agency (IEPA), is conducting investigations of certain sites (a total of 29) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, except for one site in Chicago (discussion below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, the Company may conduct a remedial investigation/feasibility study (RI/FS) at two of these sites under the supervision of the IEPA and, with the agreement of the IEPA, has commenced limited work at a third site.

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

       The Company has observed what appear to be gas purification wastes on another former site in Chicago and property contiguous thereto. The Company has fenced the site and the contiguous property and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

       The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of March 31, 1994, the total of the costs deferred by the Company, net of recoveries, was $10.0 million. The costs of remediation at the sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

       The Company has filed suit against a number of insurance carriers for the recovery of costs associated with the investigation and remediation of residues from its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of March 31, 1994 have not been reduced to reflect recoveries from insurance carriers.

       Costs incurred by the Company for environmental activities relating to the sites of former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission in its October 1992 order. As of March 31, 1994, it had recovered $132,000 of such costs through rates. (See
Note 3(a) for a discussion of proceedings regarding the recovery of these costs through utility rates.)


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

6.  TAX MATTERS

       On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in a March 1994 payment of principal and interest to the Company in total amount of approximately $25 million, or $19 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.6 million, or $9.7 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At March 31, 1994, approximately
$12 million is included in Reserves and Deferred Credits - Other. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.


7.  ISSUANCE OF BONDS

       On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds ($75 million 5 3/4% Series A and $27 million adjustable-rate Series B), which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. The proceeds were lent to the Company for the purpose of financing the construction of certain facilities within the City. The proceeds are being held in a trust fund until drawn down by the Company for reimbursement of construction expenditures.

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

       The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate Bonds, Series EE, currently is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. The interest rate on such bonds is 2.55 percent for the period December 1, 1993, through November 30, 1994.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

       Net income applicable to common stock decreased $1.6 million, to $42.0 million, for the three-month period ended March 31, 1994, from the results of last year's second quarter. The current quarter benefited from uncommonly cold weather that was 8 percent colder than the year-ago period, but the extreme winter conditions increased operating expenses. In addition, the provision for uncollectible accounts was increased, reflecting experience in the fiscal year through the second quarter.

       Net income applicable to common stock for the six- and 12-month periods rose $4.8 million, to $76.0 million, and $5.1 million, to $68.5 million, respectively, from the results of last year's like periods. Results for the current six- and 12-month periods include the recording of one-half of the IRS settlement, increasing net income by $9.7 million. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition to the tax settlement, the current six- and 12-month periods benefited from weather that was 4 percent and 2 percent colder than the respective year-ago periods, while the current 12-month period also was aided by the Company's rate increase that went into effect on October 10, 1992. (See Note 3(a) of the Notes to Consolidated Financial Statements.) However, the current six- and 12-month results were adversely affected by the same higher operating expenses that hampered the second-quarter's performance. The 12-month figures were reduced further by customer conservation measures and by the accrual of postretirement benefit costs consistent with rate treatment granted the Company.

       A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                    Three Months Ended             Six Months Ended               12 Months Ended
                                         March 31,                     March 31,                     March 31,
                                      1994 Over 1993                1994 Over 1993                1994 Over 1993
                                   -------------------           -------------------           -------------------
(Thousands of dollars)             Amount          %             Amount          %             Amount          %
- - ------------------------------------------------------------------------------------------------------------------
Net operating revenues*         $   4,073          2.6            3,429          1.2           17,226          4.2
Operation and
  maintenance expenses              4,289          7.4            7,572          6.8           18,499          8.8
Depreciation expense                  801          5.9            1,444          5.4            2,903          5.5
Income taxes                          195          0.7           (1,150)        (2.7)             202          0.6
Other income                          842         85.8           10,556        516.2            9,824        188.7
Income deductions                   1,235         13.0            1,509          7.8              549          1.4
Net Income Applicable
  to Common Stock                  (1,574)        (3.6)           4,819          6.8            5,114          8.1
- - ------------------------------------------------------------------------------------------------------------------

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

       Net operating revenues increased $4.1 million, to $158.9 million and $3.4 million, to $281.4 million, for the three- and six-month periods, respectively, due primarily to weather that was 8 and 4 percent colder than the similar prior periods.

       Net operating revenues increased $17.2 million, to $428.5 million, for the 12-month period, due principally to the impact of the October 1992 rate increase for the Company (increasing net operating revenues by $19.4 million, or $11.9 million after income taxes). The 12-month period also was affected by a rise in customers' energy conservation measures, partially offset by weather that was 2 percent colder than the prior 12-month period.

OPERATION AND MAINTENANCE

       Operation and maintenance expenses increased $4.3 million, to $62.0 million, $7.6 million, to $118.4 million, and $18.5 million, to $228.7 million, for the three-, six-, and 12-month periods, respectively, due mainly to increases in labor costs associated with the current second quarter's extreme winter conditions and the provision for uncollectible accounts.
The current 12-month period was also affected by an increase in group insurance expenses, due primarily to the accrual of postretirement benefit costs consistent with rate treatment allowed the Company (see Note 9 of the Notes to Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

DEPRECIATION EXPENSE

       Depreciation expense increased $801,000, to $14.5 million, $1.4 million to $28.1 million, and $2.9 million, to $56.1 million, for the three-, six-, and 12-month periods, respectively, due primarily to depreciable property additions.

INCOME TAXES

       Income taxes increased $195,000, to $26.4 million, for the three-month period, and increased $202,000, to $31.8 million, exclusive of $2.9 million included in other income related to the IRS settlement (see Note 6 of the Notes to Consolidated Financial Statements), for the 12-month period, due principally to the federal tax rate change from 34 percent to 35 percent effective
January 1, 1993, and decreased adjustments to deferred taxes, partially offset by lower pre-tax income.

       Income taxes, exclusive of the $2.9 million included in other income related to the IRS settlement (see Note 6 of the Notes to Consolidated Financial Statements), decreased $1.2 million, to $41.2 million, for the six-month period, due mainly to lower pre-tax income, partially offset by the aforementioned tax rate change.

OTHER INCOME

       Other income increased $842,000, to $1.8 million, for the three-month period, due mainly to increased interest income resulting from the proceeds being held in a trust fund generated from the Company's December 1993 issuance of bonds. (See Note 7 of the Notes to Consolidated Financial Statements.)

       Other income increased $10.6 million, to $12.6 million, and $9.8 million, to $15.0 million, for the six- and 12-month periods, due primarily to recording the IRS settlement of approximately $9.7 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

INCOME DEDUCTIONS

       Income deductions increased $1.2 million, to $10.7 million, $1.5 million, to $20.9 million, and $549,000, to $39.5 million, for the three-, six-, and 12-month periods, respectively, due chiefly to increased interest on long-term debt reflecting additional debt issued, partially offset by lower preferred stock dividends resulting from redemptions.

OTHER MATTERS

       Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income.

       On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in a March 1994 payment of principal and interest to the Company in total amount of approximately
$25 million, or $19 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.)

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

       On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. (See Notes 2(d), 3(a), and 3(b) of the Notes to Consolidated Financial Statements.)

       On May 1, 1994, a Chicago city ordinance imposing a use tax on natural gas became effective. Under the ordinance, the use or consumption of natural gas in Chicago is taxed at a rate of 1.5 cents per therm. The use tax does not apply to gas used or consumed by a governmental body, a purchaser exempt from the municipal utility tax, a gas public utility, or a person using natural gas as vehicle fuel. To prevent multiple taxation, the use tax also does not apply to the use of gas by persons who are charged for a state or municipal tax with respect to the purchase of such gas. Because the Company is subject to such state and municipal taxes and recovers the cost of such taxes from its customers, the use tax does not apply to the use of gas which is purchased from the Company. Rather, the tax is directed at users who are transportation customers of the Company; these users have been avoiding local taxation on purchases of gas by purchasing gas from out-of-state sellers. The Company is collecting the tax for the City and is paid a fee of three percent of the taxes collected. The Company will not be liable for failure of users to pay the use tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

INTEREST COVERAGE. The Company's fixed charges coverage ratios for the 12 months ended March 31, 1994, and for fiscal 1993 and 1992 were 3.63, 3.57, and 3.18, respectively. The current 12-month period ratio reflects the recording of the Company's fiscal 1994 portion of the IRS settlement in income. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, the increase in the current 12-month period and fiscal 1993 ratios as compared to fiscal 1992 is primarily attributable to the benefit of the rate increase approved in October 1992 and decreased fixed charges, partially offset by increased operating expenses.

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

CREDIT LINES. On February 1, 1994, the Company reduced its lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 8 of the Notes to Consolidated Financial Statements.) North Shore Gas may borrow up to $20 million of the aggregate $154 million.

OTHER MATTERS. In February 1994, MidCon Corp. (MidCon) paid Peoples Energy approximately $7.3 million. The payment relates to the reorganization of Peoples Energy that occurred in November 1981. Prior to the reorganization, MidCon and its subsidiaries were subsidiaries of Peoples Energy. Peoples Energy and MidCon agreed to allocate state income tax liabilities for certain years ending prior to October 1, 1982. The $7.3 million payment, $7.1 million of which relates to the state income tax liabilities of the Company, was made pursuant to such agreement. Payment was delayed until MidCon was assured of appropriate federal income tax treatment.

                    THE PEOPLES GAS LIGHT AND COKE COMPANY

                          PART II.  OTHER INFORMATION

                                MARCH 31, 1994


ITEM 1.  LEGAL PROCEEDINGS

       See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

       See Note 5 of the Notes to Consolidated Financial Statements for a discussion of an over-pressure condition that occurred on January 17, 1992, in the Company's gas mains on the Near Northwest Side of the City of Chicago.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Company's sole stockholder acted by written consent in lieu of an annual meeting of stockholders on March 31, 1994.

         b. On March 31, 1994, the following persons were elected Directors of the Company by written consent and comprise the entire Board of Directors of the Company: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry.

         c. The following matter was voted upon by written consent in lieu of an annual meeting of stockholders:

              1. The election of nominees for Directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows:
         Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:


                                                          FOR           WITHHELD
                                                       ----------       --------
           Kenneth S. Balaskovits . . . . . . . . . .  24,817,566          0
           J. Bruce Hasch . . . . . . . . . . . . . .  24,817,566          0
           James Hinchliff  . . . . . . . . . . . . .  24,817,566          0
           Michael S. Reeves  . . . . . . . . . . . .  24,817,566          0
           Richard E. Terry . . . . . . . . . . . . .  24,817,566          0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                    None

         b.  Reports on Form 8-K filed during the quarter ended March 31, 1994

                    None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      The Peoples Gas Light and Coke Company
                                      --------------------------------------
                                                   (Registrant)




      May 11, 1994                  By:        K. S. BALASKOVITS
- - -----------------------               --------------------------------
        (Date)                                K. S. Balaskovits
                                          Vice President and Controller





                                               (Same as above)
                                      --------------------------------
                                          Principal Accounting Officer