Form 10-Q
period 1994-06-30
PEOPLES GAS LIGHT & COKE CO
filed 1994-08-12
CIK 77388

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


  (Mark One)

       /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,817,566 shares of Common Stock, without par value, outstanding at July 31, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             THE PEOPLES GAS LIGHT AND COKE COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                                  Three                         Nine                          Twelve
                                               Months Ended                 Months Ended                   Months Ended
                                                  June 30,                     June 30,                       June 30,
                                          -----------------------     ------------------------      -------------------------
                                            1994           1993          1994           1993           1994           1993
                                          --------       --------     ----------      --------      ----------     ----------
                                                                              (Thousands)
OPERATING REVENUES:
 Gas sales                                $156,749       $173,024     $  909,851      $878,965      $1,010,591     $  958,102
 Transportation of customer-
   owned gas                                19,381         19,630         83,624        90,966          98,856        108,488
 Other                                       5,034          4,316         13,132        11,549          17,100         15,155
                                          --------       --------     ----------      --------      ----------     ----------
   Total Operating Revenues                181,164        196,970      1,006,607       981,480       1,126,547      1,081,745
                                          --------       --------     ----------      --------      ----------     ----------

OPERATING EXPENSES:
 Gas costs                                  79,344         89,077        532,602       508,859         578,999        546,698
 Operation                                  42,988         45,758        144,636       141,419         191,959        183,622
 Maintenance                                 9,057          8,141         25,774        23,272          34,922         32,253
 Depreciation                               14,900         13,639         43,034        40,329          57,320         53,325
 Taxes -Income                                  33            840         41,253        43,211          30,993         30,799
      -State & local revenue                20,574         22,027        111,332       108,756         123,626        119,408
      -Other                                 4,248          4,703         13,713        13,928          18,278         18,390
                                          --------       --------     ----------      --------      ----------     ----------
     Total Operating Expenses              171,144        184,185        912,344       879,774       1,036,097        984,495
                                          --------       --------     ----------      --------      ----------     ----------

OPERATING INCOME                            10,020         12,785         94,263       101,706          90,450         97,250
                                          --------       --------     ----------      --------      ----------     ----------

OTHER INCOME:
 Interest income                             1,805            774          2,748         1,208           2,942          1,982
 Allowance for funds used
   during construction                          --             --             --            --              --             91
 Miscellaneous                                 437            877         12,095         2,488          12,678          2,893
                                          --------       --------     ----------      --------      ----------     ----------
   Total Other Income                        2,242          1,651         14,843         3,696          15,620          4,966
                                          --------       --------     ----------      --------      ----------     ----------

GROSS INCOME                                12,262         14,436        109,106       105,402         106,070        102,216
                                          --------       --------     ----------      --------      ----------     ----------

INCOME DEDUCTIONS:
 Interest on long-term debt                  9,792          9,063         28,238        26,358          36,787         35,280
 Other interest                                281            295          2,304         2,042           2,671          2,577
 Amortization of debt discount
   and expense                                 176            161            513           462             667            612
 Miscellaneous                                  34             14            102            35             146             53
                                          --------       --------     ----------      --------      ----------     ----------
   Total Income Deductions                  10,283          9,533         31,157        28,897          40,271         38,522
                                          --------       --------     ----------      --------      ----------     ----------

NET INCOME                                   1,979          4,903         77,949        76,505          65,799         63,694
                                          --------       --------     ----------      --------      ----------     ----------

Preferred stock dividends                       --            195             --           647              71            949
                                          --------       --------     ----------      --------      ----------     ----------

NET INCOME APPLICABLE
 TO COMMON STOCK                          $  1,979       $  4,708     $   77,949      $ 75,858      $   65,728     $   62,745
                                          --------       --------     ----------      --------      ----------     ----------
                                          --------       --------     ----------      --------      ----------     ----------


- - --------------------------------------------------------------------------------
                     ( ) Denotes red figure.

The Notes to Consolidated Financial Statements are an integral part of these statements.

             THE PEOPLES GAS LIGHT AND COKE COMPANY

                   CONSOLIDATED BALANCE SHEETS


                                                              June 30,                      June 30,
                                                                1994     September 30,        1993
                                                            (Unaudited)       1993        (Unaudited)
                                                            -----------  -------------    -----------
                                                                          (Thousands)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
  at original cost                                          $1,742,675     $1,702,401     $1,673,143
    Less -Accumulated depreciation                             589,400        557,855        557,219
                                                            ----------     ----------     ----------
      Net property, plant and equipment                      1,153,275      1,144,546      1,115,924
Gas supply advances and investments                                809            825            854
Other investments                                                5,819          7,470          7,366
                                                            ----------     ----------     ----------

    TOTAL CAPITAL INVESTMENTS - NET                          1,159,903      1,152,841      1,124,144
                                                            ----------     ----------     ----------

CURRENT ASSETS

Cash                                                             3,771          7,909         10,718
Cash equivalents                                               135,694             --         32,192
Other temporary cash investments,
  at cost that approximates market value                           600            600            600
Trust fund, utility construction                                44,494             --             --
Receivables -
  Customers, net of allowance for
    uncollectible accounts of $17,995,
      $18,934, and $19,479, respectively                       117,931         75,382        121,189
  Other                                                          2,563         28,274          1,701
Accrued unbilled revenues                                       13,269         26,199         15,292
Materials and supplies, at average cost                         22,515         23,673         23,909
Gas in storage, at last-in, first-out cost                      82,203        119,654         83,727
Gas costs recoverable through rate adjustments                  14,208         43,047         49,293
Prepayments                                                      2,129          2,018          2,428
                                                            ----------     ----------     ----------

    TOTAL CURRENT ASSETS                                       439,377        326,756        341,049
                                                            ----------     ----------     ----------

DEFERRED CHARGES                                                36,582         26,510         23,595
                                                            ----------     ----------     ----------

    TOTAL PROPERTIES AND OTHER ASSETS                       $1,635,862     $1,506,107     $1,488,788
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


- - --------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

             THE PEOPLES GAS LIGHT AND COKE COMPANY

                   CONSOLIDATED BALANCE SHEETS


                                          June 30,                      June 30,
                                            1994      September 30,       1993
                                        (Unaudited)       1993        (Unaudited)
                                        -----------  ------------   -----------
                                             (Thousands, except share data)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholder's Equity:
  Common stock, without par value
      Authorized - 40,000,000 shares
      Outstanding - 24,817,566 shares    $  165,307    $  165,307     $  165,307
  Retained earnings                         394,189       357,686        384,053
                                         ----------    ----------     ----------
      Total Common Stockholder's Equity     559,496       522,993        549,360
Redeemable cumulative preferred stock
  $100 par value, exclusive of sinking
  fund payments and redemptions due
  within one year                                --            --          1,700
Long-term debt exclusive of sinking
  fund payments and maturities due
  within one year                           549,150       447,150        447,150
                                         ----------    ----------     ----------

      TOTAL CAPITALIZATION                1,108,646       970,143        998,210
                                         ----------    ----------     ----------

CURRENT LIABILITIES

Interim loans                                   100        63,200             --
Accounts payable                            105,746       101,682         96,649
Dividends payable on common stock            14,146        14,146         13,402
Customer gas service and credit deposits     16,809        38,493         20,706
Sinking fund payments and maturities, and
  redemptions, due within one year -
    Long-term debt                               --            --             --
    Redeemable cumulative preferred stock        --         3,400          1,700
Accrued taxes                                50,897        25,249         50,521
Gas sales revenue refundable through
  rate adjustments                           28,843         7,262          6,949
Accrued interest                              8,392         8,271          7,965
Temporary LIFO liquidation credit            45,797            --         53,957
                                         ----------    ----------     ----------

      TOTAL CURRENT LIABILITIES             270,730       261,703        251,849
                                         ----------    ----------     ----------

RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
  accelerated depreciation                  191,863       180,882        166,330
Investment tax credits being amortized
  over the average lives of related
    property                                 36,236        37,478         37,839
Other                                        28,387        55,901         34,560
                                         ----------    ----------     ----------

      TOTAL RESERVES AND DEFERRED
        CREDITS                             256,486       274,261        238,729
                                         ----------    ----------     ----------

      TOTAL CAPITALIZATION AND
        LIABILITIES                      $1,635,862    $1,506,107     $1,488,788
                                         ----------    ----------     ----------
                                         ----------    ----------     ----------


- - --------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

             THE PEOPLES GAS LIGHT AND COKE COMPANY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                                           Nine Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                       1994                 1993
                                                                     ---------            --------
                                                                              (Thousands)
OPERATING ACTIVITIES:
   Net Income                                                         $ 77,949            $ 76,505
   Adjustments to reconcile net income to net cash:
     Depreciation                                                       43,034              40,329
     Deferred income taxes and investment tax credits - net              4,921               2,688
     Change in other deferred credits and reserves                     (22,696)             (4,980)
     Change in deferred charges                                        (10,072)              2,583
     Other                                                                  16                  26
                                                                      --------            --------
                                                                        93,152             117,151
     Change in certain current assets and liabilities:
        Receivables - net                                              (16,838)            (65,635)
        Accrued unbilled revenues                                       12,930               5,182
        Materials and supplies                                           1,158               1,174
        Gas in storage                                                  37,451              32,939
        Rate adjustments recoverable or refundable                      50,420             (27,155)
        Accounts payable                                                 4,135              17,835
        Customer gas service and credit deposits                       (21,684)            (22,849)
        Accrued taxes                                                   25,648              34,448
        Accrued interest                                                   121                 (61)
        Temporary LIFO liquidation credit                               45,796              53,957
        Other                                                             (109)               (453)
                                                                      --------            --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                           232,180             146,533
                                                                      --------            --------

INVESTING ACTIVITIES:
   Capital expenditures - construction                                 (50,089)            (67,050)
   Other assets                                                         (1,674)             (2,696)
Other capital investments                                                1,650               1,096
Other temporary cash investments                                            --                (200)
                                                                      --------            --------

   NET CASH USED IN INVESTING ACTIVITIES                               (50,113)            (68,850)
                                                                      --------            --------

FINANCING ACTIVITIES:
   Interim loans -net                                                  (63,100)             (8,900)
   Issuance of long-term debt                                          102,000              75,000
   Trust fund, utility construction                                    (44,494)                 --
   Retirement of long-term debt                                             --             (63,245)
   Redemption of preferred stock                                        (3,400)            (11,400)
   Preferred stock redemption expenses                                      --                (414)
   Dividends paid on preferred stock                                       (71)               (878)
   Dividends paid on common stock                                      (41,446)            (37,723)
                                                                      --------            --------

   NET CASH USED IN FINANCING ACTIVITIES                               (50,511)            (47,560)
                                                                      --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              131,556              30,123

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,909              12,787
                                                                      --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $139,465            $ 42,910
                                                                      --------            --------
                                                                      --------            --------


- - --------------------------------------------------------------------------------
                   (   )  Denotes red figure.
The Notes to Consolidated Financial Statements are an integral part of these statements.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

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

                                  JUNE 30, 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(b) Statement of Cash Flows (Continued)

             Income taxes and interest paid (excluding capitalized interest) were as follows:


For the nine months
ended June 30,
                                     1994          1993
- - --------------------------------------------------------
                                        (Thousands)
         Income taxes paid          $28,121      $22,203
         Interest paid               30,000       28,242


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

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

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

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

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

             On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

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

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

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

                                  JUNE 30, 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.  RATES AND REGULATION (Continued)

3(b) FERC Orders 636, 636-A, and 636-B (Continued)

             Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is gas supply realignment (GSR) costs.
     The Company is subject to charges for transition cost recovery by two pipelines: Midwestern Gas Transmission Company/Tennessee Gas Pipeline Company and Natural. Contracts with Midwestern and Tennessee having been terminated effective November 30, 1993, transition cost billings by these companies are limited to the period September 1993 through November 1993. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the Company by Natural is uncertain at this time, such total amount is expected to be substantial. The Company is currently recovering transition costs through the Gas Charge. On February 1, 1994, Natural filed a Stipulation and Agreement (S & A) with the FERC addressing GSR costs. On May 12, 1994, the FERC issued an order approving, with modifications, the S & A. In response to that order, Natural filed a revised S & A on July 19, 1994. If approved by the FERC, the revised S & A would place a cap of approximately $103 million on the amount of GSR costs recoverable by Natural from the Company.

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

     The current owner of a site in McCook, Illinois, near Chicago, has advised the Company that the owner has found what appear to be wastes associated with by-products of the gas manufacturing process under its property. The owner has asserted that these wastes are the responsibility of the Company. The Company is currently evaluating this claim.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

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

     The current owners of a site in Chicago, formerly called Pitney Court Station, have advised the Company that they have found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from the Company because of the presence of such wastes. The Company has rejected this demand, but may conduct an RI/FS of the site under the supervision of the IEPA.

     The Company has observed what appear to be gas purification wastes on a site in Chicago, formerly called the 110th Street Station, and property contiguous thereto. The Company has fenced the site and the contiguous property and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

     The current owners at a site in Chicago, formerly called South Station, have recently advised the Company that they have found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from the Company because of the presence of such wastes. The Company is currently evaluating this claim.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.  ENVIRONMENTAL MATTERS (Continued)

     The Company recently became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. The current owners of the site and the Company have agreed that the Company should conduct a preliminary investigation to determine whether gas manufacturing wastes are present at the site.

     The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of June 30, 1994, the total of the costs deferred by the Company, net of recoveries, was $10.1 million. The costs of remediation at the sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

     The Company has filed suit against a number of insurance carriers for the recovery of costs associated with the investigation and remediation of residues from its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of June 30, 1994 have not been reduced to reflect recoveries from insurance carriers.

     Costs incurred by the Company for environmental activities relating to the sites of former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission in its October 1992 order. As of June 30, 1994, it had recovered $164,000 of such costs through rates. (See
Note 3(a) for a discussion of proceedings regarding the recovery of these costs through utility rates.)

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  GAS OVER-PRESSURE CONDITION (Continued)

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


6.  TAX MATTERS

     On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in a March 1994 payment of principal and interest to the Company in total amount of approximately $25 million, or $19 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.6 million, or $9.7 million after income taxes, in income for that month; the amount after income taxes is included in Other Income -Miscellaneous. At June 30, 1994, approximately
$12 million is included in Reserves and Deferred Credits -Other. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

     In December 1990, the Financial Accounting Standards Board (FASB) issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. The Accumulated Postretirement Benefit Obligation as of October 1, 1993, was approximately $101.9 million. The unfunded obligation will be amortized over 20 years. The cost for fiscal 1994 is approximately $14.6 million.

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

                                  JUNE 30, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock decreased $2.7 million, to $2.0 million, for the three-month period ended June 30, 1994, from the results of last year's third quarter. The current quarter was adversely affected by lower gas deliveries resulting from weather that was 13 percent warmer than the prior year's similar quarter and, to a lesser extent, from customer conservation measures.

     Net income applicable to common stock for the nine-and 12-month periods rose $2.1 million, to $77.9 million and $3.0 million, to $65.7 million, respectively, from the results of last year's like periods. Results for the current nine-and 12-month periods include the recording of one-half of the IRS settlement, in income, increasing net income by $9.7 million. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition to the IRS settlement, the current nine-and 12-month periods benefited from weather that was 2 percent colder than the respective year-ago periods, while the current 12-month period also was aided by the Company's rate increase that went into effect on October 10, 1992. (See Note 3(a) of the Notes to Consolidated Financial Statements.) However, the current nine-and 12-month results were partially offset by higher operating expenses, including increases in labor costs, depreciation expense, and the provision for uncollectible accounts. Customer conservation measures and an increase in the federal income tax rate also negatively impacted both current periods.

     A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                  Three Months Ended       Nine Months Ended         12 Months Ended
                                        June 30,                June 30,                 June 30,
                                    1994 Over 1993           1994 Over 1993           1994 Over 1993
                                 --------------------     --------------------      -------------------
(Thousands of dollars)            Amount          %        Amount          %         Amount         %
- - -------------------------------------------------------------------------------------------------------
Net operating  revenues*         $(4,620)     (5.4)       $(1,192)     (0.3)        $8,283       2.0
Operation and
    maintenance expenses          (1,854)     (3.4)         5,719       3.5         11,006       5.1
Depreciation expense               1,261       9.2          2,705       6.7          3,995       7.5
Income taxes                        (807)    (96.1)        (1,958)     (4.5)           194       0.6
Other income                         591      35.8         11,147     301.6         10,654     214.5
Income deductions                    750       7.9          2,260       7.8          1,749       4.5
Net Income Applicable
    to Common Stock               (2,729)    (58.0)         2,091       2.8          2,983       4.8


- - --------------------------------------------------------------------------------
                             ( ) Denotes red figure.
            * Operating revenues, net of gas costs and revenue taxes.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994


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

     Net operating revenues decreased $4.6 million, to $81.2 million and $1.2 million, to $362.7 million, for the current three-and nine-month periods, respectively. The three-month period included weather that was 13 percent warmer than the similar year-ago quarter ; the nine-month period included weather that was 2 percent colder than the like year-ago period. Both current periods were adversely affected by customer conservation measures.

     Net operating revenues increased $8.3 million, to $423.9 million, for the current 12-month period, due principally to the impact of the October 1992 rate increase for the Company (increasing net operating revenues by $9.8 million, or $6.0 million after income taxes). The 12-month period also was affected by a rise in customer conservation measures, partially offset by weather that was 2 percent colder than the prior 12-month period.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses decreased $1.9 million, to $52.0 million, for the current three-month period, due mainly to lower employee benefits expenses for group insurance and pensions.

     Operation and maintenance expenses increased $5.7 million, to $170.4 million and $11.0 million, to $226.9 million, for the current nine-and 12-month periods, respectively, due primarily to increases in labor costs associated with this year's extreme winter conditions and the provision for uncollectible accounts.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

DEPRECIATION EXPENSE

     Depreciation expense increased $1.3 million, to $14.9 million, $2.7 million, to $43.0 million, and $4.0 million, to $57.3 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to depreciable property additions.

INCOME TAXES

     Income taxes decreased $807,000, to $33,000, in the current three-month period, due principally to lower pre-tax income, offset in part, by decreased adjustments to deferred taxes.

     Income taxes, exclusive of the $2.9 million included in other income related to the IRS settlement, (see Note 6 of the Notes to Consolidated Financial Statements), decreased $2.0 million, to $41.3 million, for the current nine-month period, due mainly to lower pre-tax income, offset in part, by the federal income tax rate change from 34 percent to 35 percent effective
January 1, 1993, and decreased adjustments to deferred taxes.

     Income taxes, exclusive of the $2.9 million included in other income related to the IRS settlement, increased $194,000, to $31.0 million, for the current 12-month period, due primarily to the aforementioned federal income tax rate change and decreased adjustments to deferred taxes, partially offset by lower pre-tax income.

OTHER INCOME

     Other income increased $591,000, to $2.2 million, for the current three-month period, due mainly to increased interest income resulting from larger cash balances available for investment and from the proceeds being held in a trust fund generated from the Company's December 1993 issuance of bonds. (See Note 7 of the Notes to Consolidated Financial Statements.)

     Other income increased $11.1 million, to $14.8 million and $10.7 million, to $15.6 million, for the respective current nine-and 12-month periods, due primarily to recording the IRS settlement of approximately $9.7 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, both the nine-and 12-month periods include $1.1 million of interest income resulting from the aforementioned trust fund.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

INCOME DEDUCTIONS

     Income deductions increased $750,000, to $10.3 million, $2.3 million, to $31.2 million, and $1.7 million, to $40.3 million, for the current three-, nine-, and 12-month periods, respectively, due chiefly to increased interest on long-term debt reflecting additional debt issued.

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

                                  JUNE 30, 1994


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

     On June 10, five customers of the Company filed a complaint in the Cook County Circuit Court asserting that the use tax is invalid on constitutional grounds and naming the City of Chicago, the Chicago Director of Revenue, and the Company as defendants. Under the collection agreement between the Company and the City, if the use tax were found invalid, the Company would not be responsible for making any refunds to customers and would not be required to refund any fees to the City.

     The Company is undertaking a major project to reengineer its operations with the goal of increasing efficiency, responsiveness to customer needs and cost effectiveness. The project is expected to commence in September, 1994 and to continue for at least two years.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

INTEREST COVERAGE. The Company's fixed charges coverage ratios for the 12 months ended June 30, 1994, and for fiscal 1993 and 1992 were 3.49, 3.57, and 3.18, respectively. The current 12-month period ratio reflects the recording of the Company's fiscal 1994 portion of the IRS settlement in income. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, the increase in the current 12-month period and fiscal 1993 ratios as compared to fiscal 1992 is primarily attributable to the benefit of the rate increase approved in October 1992 and decreased fixed charges, partially offset by increased operating expenses.

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

CREDIT LINES. On February 1, 1994, the Company reduced its lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 8 of the Notes to Consolidated Financial Statements.) North Shore Gas was authorized to borrow up to $20 million of the aggregate $154 million. On July 1, 1994, the Company reduced its lines of credit to approximately $131 million of which North Shore Gas may borrow up to $30 million. (See Note 8 of the Notes to Consolidated Financial Statements.)

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                                  JUNE 30, 1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

OTHER MATTERS. In February 1994, MidCon Corp. (MidCon) paid Peoples Energy approximately $7.3 million. The payment relates to unitary tax issues and the reorganization of Peoples Energy that occurred in November 1981. Prior to the reorganization, MidCon and its subsidiaries were subsidiaries of Peoples Energy. Peoples Energy and MidCon agreed to allocate state income tax liabilities for certain years ending prior to October 1, 1982. The $7.3 million payment, $7.1 million of which relates to the state income tax liabilities of the Company, was made pursuant to such agreement. Payment was delayed until MidCon was assured of appropriate federal income tax treatment.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                     PART II. OTHER INFORMATION

                                  JUNE 30, 1994


ITEM 1.  LEGAL PROCEEDINGS

     See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

     See Note 5 of the Notes to Consolidated Financial Statements for a discussion of an over-pressure condition that occurred on January 17, 1992, in the Company's gas mains on the Near Northwest Side of the City of Chicago.

     See Management's Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations -Other Matters for a discussion pertaining to the Chicago Gas Use Tax.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

               None

        b.  Reports on Form 8-K filed during the quarter ended June 30, 1994

              None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            The Peoples Gas Light and Coke Company
                            --------------------------------------
                                         (Registrant)


   August 12, 1994          By: /s/ K. S. BALASKOVITS
- - --------------------           ----------------------------
       (Date)                     K. S. Balaskovits
                                  Vice President and Controller


                                    (Same as above)
                               ----------------------------
                               Principal Accounting Officer