Form 10-K
period 1994-09-30
PEOPLES GAS LIGHT & COKE CO
filed 1994-12-22
CIK 77388

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)
/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-26983

                     THE PEOPLES GAS LIGHT AND COKE COMPANY
             (Exact name of registrant as specified in its charter)

                ILLINOIS                                       36-1613900
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)

     122 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                 60603
     (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:     (312) 431-4000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                     -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value, 24,817,566 shares outstanding at November 30, 1994.

                       Documents Incorporated by Reference
                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    CONTENTS

                                                                         Page
Item No.                                                                  No.
- --------                                                                 ----
          PART I

   1.     Business                                                        3

   2.     Properties                                                      9

   3.     Legal Proceedings                                              10

   4.     Submission of Matters to a Vote of Security Holders            10

          PART II

   5.     Market for the Company's Common Stock and Related
              Stockholder Matters                                        10

   6.     Selected Financial Data                                        11

   7.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition                      12

   8.     Financial Statements and Supplementary Data                    18

   9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        40

          PART III

  10.     Directors and Executive Officers of the Company                41

  11.     Executive Compensation                                         43

  12.     Security Ownership of Certain Beneficial Owners and
              Management                                                 48

  13.     Certain Relationships and Related Transactions                 49

          PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                50

Signatures                                                               56

Exhibit Index                                                            57

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     The Peoples Gas Light and Coke Company (Company) is a corporation created by a special act of the General Assembly of the State of Illinois (State), approved February 12, 1855, as amended on February 7, 1865.

     The Company, an operating public utility, is engaged primarily in the purchase, production, storage, distribution, sale, and transportation of natural gas. It has approximately 842,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City).
The Company had 3,031 employees at September 30, 1994.

     At September 30, 1994, the common stock of the Company and of its affiliate, North Shore Gas Company (North Shore Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).


COMPETITION

     The Company is authorized by statute and/or certificates of public convenience and necessity to conduct operations in the territory that it serves. The Company holds a perpetual, non-exclusive franchise from the City.

     Absent extraordinary circumstances, potential competitors are barred from constructing competing gas distribution systems in the Company's service territory by a judicial doctrine known as the "first in the field" doctrine. In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

     Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Company's service area. The capital cost of heating and cooling facilities in new high-rise buildings is higher for gas than for electricity. This circumstance, combined with stagnant high-rise construction activity, has adversely affected the ability of the Company to attach commercial high-rise buildings. However, the Company has had some success in attaching high-rise residential buildings, as gas heating results in lower operating costs.

     A substantial portion of the gas that the Company delivers to its customers consists of gas that the Company's customers purchase directly from producers and marketers rather than from the Company. These direct customer gas purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales.

     A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, none of the Company's pipeline suppliers has undertaken any service bypassing the Company. The Company has a bypass rate approved by the Illinois Commerce Commission (Commission) which allows the Company to renegotiate rates with customers that are potential bypass candidates.


SALES AND RATES

     The Company sells natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedule is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, liquefied petroleum gas costs, and feedstock costs for synthetic natural gas (SNG). In addition, under the tariffs of the Company, the difference for any fiscal year between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to gas costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1. The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas sales on cash flow, see "Liquidity" in Item 7.)

     The basic marketing plan of the Company is to maintain its existing share in all market segments and develop opportunities emerging from changes in the utility environment and technological advances in new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and air conditioning.





- --------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.

STATE LEGISLATION AND REGULATION

     The Company is subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters.

     On October 6, 1992, the Commission issued an order approving changes in the rates of the Company that were designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. The new rates were implemented on October 10, 1992. The Company was allowed a
10.40 percent return on its original-cost rate base, reflecting a 12.25 percent cost of common equity. The Commission's order also approved a rate mechanism by which the Company will recover costs associated with environmental activities, relating to past manufactured gas operations (see discussion below). (See Note 2A of the Notes to Consolidated Financial Statements.)

     On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 2A of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On December 16, 1994, the Company filed with the Commission proposed changes in rates that are designed to increase annual revenues by about
$59.9 million, exclusive of additional charges for revenue taxes. The Company is seeking a rate of return on original-cost rate base of 10.03 percent, which reflects a 12.7 percent cost of common equity. The Company expects that the Commission, following its usual practices, will not issue a decision regarding the Company's filed rate increase request until November 1995. The Company cannot predict the outcome of its rate increase request.

FEDERAL LEGISLATION AND REGULATION

     By Order entered on December 6, 1968 (Holding Company Act Release
No. 16233), the Securities and Exchange Commission, pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (Act), exempted Peoples Energy and its subsidiary companies as such (including the Company) from the provisions of the Act, other than Section 9(a)(2) thereof.

     Most of the gas distributed by the Company is transported to the Company's distribution system by interstate pipelines. In their provision of gas sales services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the FERC under the Natural Gas Act (NGA) and the Natural Gas Policy Act of 1978 (NGPA). (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

     The Company is subject to federal and state environmental laws. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

     In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)


ENVIRONMENTAL MATTERS

     See Note 3 of the Notes to Consolidated Financial Statements.


CURRENT GAS SUPPLY

     The Company has entered into long- and short-term firm gas supply contracts. When used in conjunction with contract storage, Company-owned storage, and peak-shaving facilities, as shown in the following table, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements. SNG production is a source of the Company's annual, peak-season, and peak-day supply. The SNG plant is run at production levels that are consistent with orders of the Commission. The feedstock for the SNG plant is procured via firm supply contracts and spot purchases, as required. The current feedstocks are primarily ethane and refinery fuel gas, with naphtha and natural gasoline used for peaking.

     Although the Company believes North American supply to be sufficient to meet U.S. market demands for some time, it is unable to quantify or otherwise make specific representations regarding national supply availability.

     The following tabulation shows the Company's expected peak-day availability of gas in million cubic feet (MMcf) during the 1994-95 heating season:


                                                 Peak-Day           Year of
                                               Availability        Contract
        Source                                    (MMcf)          Expiration
     -------------                             ------------       ----------
     Flow Gas
        Firm Gas Purchases                          540 (a)       1995-1998(a)
        Synthetic Natural Gas                       170 (b)
        Liquefied Petroleum Gas                      40
                                                  -----
                                                    750
                                                  -----

     Storage
        Leased                                      793(c)       1995-1996(c)
        Peoples Gas - Manlove Storage               993(d)
                                                  -----
                                                  1,786
                                                  -----

        Total expected peak-day
          availability                            2,536
                                                  -----
                                                  -----

(a) Consists of firm gas purchases from non-pipeline suppliers delivered via firm pipeline transportation. Under the 636 Orders' right-of-first-refusal process, the Company may retain the firm transportation contract capacity if it matches the best bid made for that capacity in terms of rate (up to the maximum rate permitted) and contract length (up to 20 years).

(b) The Company's SNG plant has a design peak-day production capability of 170 MMcf. Feedstock contracts for the plant expire during the period 1995-1997. (See "Synthetic Natural Gas Supply" in Item 1.)

(c) The Company has maximum storage service withdrawal capacity under contracts with Natural Gas Pipeline Company of America (Natural) of (1) 554 MMcf per day in the period November 1 through February 15, decreasing to 449 MMcf per day until February 28 and to 343 MMcf per day for the balance of the withdrawal season, under a service agreement extending until 1995, (2) 69 MMcf per day under a service agreement extending until 1995, (3) 46 MMcf per day under a service agreement extending until 1995, (4) 24 MMcf per day under a service agreement extending until 1995, (5) 59 MMcf per day, including transportation fuel, under a service agreement extending until 1996 and (6) including transportation fuel, 65 MMcf per day in November, decreasing to 60 MMcf per day in December, 45 MMcf per day in January and 30 MMcf per day in February and March, under a service agreement extending until 1995. All daily withdrawals under the foregoing seasonal and interseasonal agreements are subject to maximum withdrawal constraints. Before terminating any of the services noted in (1) through (4) above, Natural must first seek authority from FERC. The services noted in (5) and
     (6) are subject to the 636 Orders' right-of-first-refusal process. Under this process, the Company may retain the storage capacity if it matches the best bid made for that capacity in terms of rate (up to the maximum rate permitted under Natural's tariff) and contract length (up to 20 years).



ITEM 1.   BUSINESS  (Continued)


CURRENT GAS SUPPLY  (Continued)

(d) Manlove Field, the Company's underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 33,000 MMcf, of which approximately 2,884 MMcf is dedicated to North Shore Gas. The Company also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MMcf and is capable of regasifying 300 MMcf of gas per day. For the 1994-95 heating season, Manlove Field will have a maximum peak-day delivery capability of approximately 1,080 MMcf (including 87 MMcf for the use of North Shore Gas).

     The sources of gas supply (including gas transported for customers) in million cubic feet (MMcf) for the Company for the three fiscal years ended September 30, 1994, 1993, and 1992, were as follows:


                                                 1994      1993      1992
                                                -------   -------   -------
     Source:
       Natural (a)                               14,378    63,996    80,743
       Midwestern Gas
           Transmission Company (b)                  --     7,217     6,538
       Other Suppliers (c)                      134,104    76,006    62,024
       Synthetic Natural Gas (d)                  8,350     9,723     8,059
       Liquefied Petroleum Gas Produced              30        14         2
       Customer-Owned Gas - Received             91,187    91,046    87,433
       Underground Storage - Net                 (2,196)   (1,762)   (1,688)
       Company Use, Franchise Requirements,
         and Unaccounted-for Gas                 (4,261)   (4,772)   (2,920)
                                                -------   -------   -------
             Total (e)                          241,592   241,468   240,191
                                                -------   -------   -------
                                                -------   -------   -------

(a)  The DMQ-1 supply contract terminated on November 30, 1993.

(b)  The CD-1 supply contract terminated on August 31, 1993.

(c) The Company purchases significant quantities of gas directly from various suppliers. Commencing December 1, 1993, purchases were more oriented towards long-term supply contracts than short-term spot gas. However, some gas supply is still purchased on a short-term basis whenever such purchases are projected to produce a savings in gas costs without jeopardizing supply security and reliability.

(d)  See "Synthetic Natural Gas Supply" in Item 1.

(e)  See "Gas Sold and Transported" in Item 6.

SYNTHETIC NATURAL GAS SUPPLY

     The Company owns and operates an SNG plant, the McDowell Energy Center, located near Joliet, Illinois. The plant can use refinery fuel gas and a variety of natural gas liquids, including ethane, naphtha, natural gasoline, normal butane, propane, and ethane/propane mix as feedstock for the production of SNG. While sufficient annual supplies of natural gas are now available, the SNG plant remains a key part of the Company's annual, peak-season, peak-day, and longer-term gas supply assurance program.


ITEM 2.   PROPERTIES

     All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

     The distribution system of the Company, as of September 30, 1994, consisted of approximately 4,000 miles of distribution mains and necessary pressure regulators, approximately 495,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 899,000 meters installed on customers' premises. The Company has liquefied petroleum gasification and storage facilities. In addition, it owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

     The Company's SNG plant mentioned in Item 1 has a design peak-day production capability of 170 MMcf of gas. The plant includes feedstock pipelines, structures, and equipment to transport, store, and process the feedstock into pipeline-quality gas and to deliver the gas into the Company's transmission system.

     The Company has gas storage easements covering approximately 32,000 acres located at Manlove Field near Champaign, Illinois, overlying an aquifer- type underground natural gas storage reservoir at Manlove Field, together with wells, pipes, compressors, dehydration, metering, and other equipment required to operate the facility. As of September 30, 1994, the Company had approximately 128,000 MMcf of gas stored in the reservoir, of which approximately 92,000 MMcf was cushion gas. (Cushion gas is gas injected into the storage reservoir to hold back surrounding or underlying water and to provide the pressure necessary to make the wells deliver inventory gas at desired levels.)

     Also located at Manlove Field is an LNG plant, which has a storage capacity of 2,000 MMcf and is capable of regasifying 300 MMcf of gas per day. Such gas, together with the gas withdrawn from the Manlove Field reservoir, the gas transmitted by Trunkline Gas Company, and the gas produced at the SNG plant, is carried to Chicago in Company-owned transmission mains totaling 255 miles.

     Most of the principal plants and properties of the Company, other than mains, services, meters, and regulators, are located on property owned in fee. Substantially all gas mains are located in public streets and alleys. A small portion of the distribution facilities is located on private property under easement grants. Meters and house regulators in use and a portion of services are located on premises being served. Certain SNG facilities, certain storage wells and other facilities of the Manlove Field storage reservoir, and certain portions of the transmission system are located on land held pursuant to leases, easements, or permits. Such land rights, as well as the gas storage easements for the reservoir, have been obtained from the apparent record owners of the land involved, in some cases without joinder of all such owners, and all such leases, easements, and permits may be subject to mortgages or other liens to which the Company is not a party.

     Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to Bank of America Illinois, (formerly named Continental Bank, National Association) Trustee, to secure the principal amount of the Company's outstanding first and refunding mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


ITEM 3.   LEGAL PROCEEDINGS

     See Notes 2, 3, and 4 of the Notes to Consolidated Financial Statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly owned subsidiary of Peoples Energy.

ITEM 6.   SELECTED FINANCIAL DATA (a)


For fiscal years ended September 30,                      1994           1993           1992           1991           1990
- ------------------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS (thousands)
Operating Revenues:
     Residential                                       $  820,383     $  807,674     $  684,004     $  695,795     $  719,805
     Commercial                                           139,078        135,838        115,026        125,836        149,712
     Industrial                                            35,587         36,193         30,985         37,332         54,014
     Transportation of customer-owned gas (b)              98,943        106,198        122,326        103,778        100,844
     Other                                                 17,181         15,517         14,366         12,880         11,957
- ------------------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                      $1,111,172     $1,101,420     $  966,707     $  975,621     $1,036,332
Gas costs                                                 566,903        555,256        463,221        490,045        545,183
Revenue taxes                                             121,773        121,051        109,053        109,854        120,601
- ------------------------------------------------------------------------------------------------------------------------------
         Net Operating Revenues                        $  422,496     $  425,113     $  394,433     $  375,722     $  370,548
Net income applicable to common stock                  $   63,825     $   63,637     $   57,728     $   60,220     $   58,287
Dividends declared on common stock                     $   55,343     $   55,095     $   10,175     $   54,102     $   31,519
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                          $1,760,004     $1,702,401     $1,616,046     $1,543,439     $1,481,189
Less - Accumulated depreciation                           596,808        557,855        529,540        499,689        472,565
- ------------------------------------------------------------------------------------------------------------------------------
         Net Property, Plant and Equipment             $1,163,196     $1,144,546     $1,086,506     $1,043,750     $1,008,624
Total assets                                           $1,548,792     $1,506,107     $1,380,201     $1,345,718     $1,351,340
Capital expenditures - construction                    $   74,623     $  108,863     $   92,052     $   83,342     $   91,576
- ------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
     Common equity                                     $  531,475     $  522,993     $  514,865     $  467,312     $  461,194
     Preferred stock                                           --             --         12,850         16,750         20,650
     Long-term debt                                       549,150        447,150        433,500        436,350        467,973
- ------------------------------------------------------------------------------------------------------------------------------
         Total Capitalization                          $1,080,625     $  970,143     $  961,215     $  920,412     $  949,817
- ------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (percent)
     Common equity                                             49             54             54             51             49
     Preferred stock                                           --             --              1              2              2
     Long-term debt                                            51             46             45             47             49
- ------------------------------------------------------------------------------------------------------------------------------
         Total Capitalization                                 100            100            100            100            100
- ------------------------------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED (million cubic feet)
Gas Sales:
     Residential                                          122,648        124,190        123,557        119,661        128,298
     Commercial                                            22,565         22,656         22,601         23,865         28,614
     Industrial                                             6,320          6,670          6,505          7,743         10,683
Transportation of customer-owned gas (b)                   90,059         87,952         87,528         82,798         75,944
- ------------------------------------------------------------------------------------------------------------------------------
         Total Sales and Transportation                   241,592        241,468        240,191        234,067        243,539
- ------------------------------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
     Residential                                          786,271        787,672        790,017        789,329        789,604
     Commercial                                            43,299         43,243         43,261         42,596         42,362
     Industrial                                             3,125          3,260          3,243          3,235          3,431
     Transportation (b)                                     8,768          8,335          8,029          8,420          7,805
- ------------------------------------------------------------------------------------------------------------------------------
         Total Customers                                  841,463        842,510        844,550        843,580        843,202
- ------------------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                                 6,701          6,679          6,320          5,927          6,168
Percent of normal (6,536)                                     103            102             97             91             94
- ------------------------------------------------------------------------------------------------------------------------------

     (a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
     (b)  Includes commercial, industrial, and larger residential customers.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock increased $188,000, to $63.8 million, in fiscal 1994 from 1993. Results for the current fiscal year include the recording of one-half of an Internal Revenue Service (IRS) income tax settlement that increased net income by $9.7 million. (See Note 7 of the Notes to Consolidated Financial Statements.) However, this benefit was largely offset by increased operating costs related to the provision for uncollectible accounts, labor, and depreciation.

     In 1993, net income applicable to common stock increased $5.9 million, to $63.6 million, due principally to a rate increase that went into effect for the Company on October 10, 1992. (See Note 2A of the Notes to Consolidated Financial Statements.) Fiscal 1993 also benefited from colder weather as compared to fiscal 1992; however, such benefit was offset by a decline in gas deliveries arising principally from energy conservation measures. Fiscal 1993 was negatively affected by increased operating expenses other than gas costs, including an increase in the provision for uncollectible accounts.

     A summary of variations affecting income between years is presented below, with explanations of significant differences following:


                                                       Fiscal 1994                   Fiscal 1993
                                                        over 1993                     over 1992
                                                ------------------------      ------------------------
                                                 Amount                        Amount
                                                 (000's)         Percent       (000's)         Percent
- ------------------------------------------------------------------------------------------------------

Net operating revenues (a)                      $(2,617)          (0.6)       $30,680            7.8
Operation and maintenance expenses                9,766            4.4         19,408            9.6
Depreciation expense                              3,209            5.9          3,074            6.0
Income taxes                                     (5,538)         (16.8)         3,899           13.4
Other income                                     12,943          289.4           (839)         (15.8)
Income deductions                                 3,477            9.1         (2,392)          (5.9)
Net income applicable to common stock               188            0.3          5,909           10.2
- ------------------------------------------------------------------------------------------------------

           (a) Operating revenues, net of gas costs and revenue taxes.


NET OPERATING REVENUES

     Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1H of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and City.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

     Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the Company, changes in gas costs, or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

     Net operating revenues in fiscal 1994 amounted to $422.5 million, virtually flat as compared with fiscal 1993. Although the weather in January 1994 was significantly colder than January 1993, the total fiscal 1994 weather impact was comparable with fiscal 1993. Customers' energy conservation measures had a negative effect in the current period.

     In 1993, net operating revenues increased $30.7 million, to $425.1 million, due primarily to the impact of the October 1992 rate increase for the Company that raised net operating revenues by $32.0 million, or $19.6 million after income taxes.


OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses increased $9.8 million, to $230.9 million, in 1994, due mainly to an increase in the provision for uncollectible accounts and higher labor costs that arose mainly from weather-related overtime work and from start-up costs for new customer-service programs. Partially offsetting these items were a reduced workforce and lower employee benefits expenses for pensions and group insurance. Fiscal 1994 results reflect an increase of $9.5 million in the provision for uncollectible accounts, which includes a $3.7 million increase to adjust the balance sheet allowance. Without the increase in the provision for uncollectible accounts, operation and maintenance expenses would have increased by $297,000 over fiscal 1993 levels.

     In 1993, operation and maintenance expenses increased $19.4 million, to $221.2 million, due principally to increased group insurance expenses, primarily attributable to the accrual of postretirement benefit costs of $9.9 million. (See Note 6B of the Notes to Consolidated Financial Statements.) This is consistent with the rate treatment allowed the Company in October 1992. Also, higher expenses resulted from labor costs, the provision for uncollectible accounts, and pension costs.


DEPRECIATION EXPENSE

     Depreciation expense increased $3.2 million, to $57.8 million, in 1994, and $3.1 million, to $54.6 million, in 1993, due chiefly to depreciable property additions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


INCOME TAXES

     Income taxes, exclusive of the $3.0 million included in other income related to an IRS settlement, decreased $5.5 million, to $27.4 million, in 1994, due principally to lower pre-tax income.

     In 1993, income taxes rose by $3.9 million, to $33.0 million, due primarily to higher pre-tax income and the federal tax rate change from 34 percent to 35 percent effective January 1, 1993.


OTHER INCOME

     Other income increased $12.9 million, to $17.4 million, in 1994, due primarily to recording an IRS settlement of approximately $9.7 million after income taxes. (See Notes 7 and 9 of the Notes to Consolidated Financial Statements.) Also, the current fiscal year includes higher interest income reflecting larger cash balances available for investment and additional interest income from proceeds being held in a trust fund generated from the December 1993 bond issuance. (See Note 12A of the Notes to Consolidated Financial Statements.)

     In 1993, other income decreased $839,000, to $4.5 million, due partially to lower interest income on short-term investments. An offsetting factor was increased interest on amounts recoverable from customers.


INCOME DEDUCTIONS

     Income deductions rose by $3.5 million, to $41.5 million, in 1994, due primarily to increased interest on long-term debt reflecting additional debt outstanding. (See Note 12A of the Notes to Consolidated Financial Statements.)

     In 1993, income deductions decreased $2.4 million, to $38.0 million, due chiefly to reduced interest on long-term debt, gas bill credit deposits, budget accounts, and amounts refundable to customers.


OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

EFFECT OF INFLATION. The Company is affected by inflation through increases in operating expenses and replacement of utility plant assets at costs higher than historical costs. Gas costs, the Company's largest operating cost, and revenue taxes are recovered dollar-for-dollar in rates. Increases in other operating costs are recovered through rate cases. Although there is a time lag in the recovery through rate cases of increased cost levels, the effect of this lag is mitigated by the use of a future test year in rate decisions. The Company recovers the cost of depreciable utility property through depreciation charges based on historical costs. Such charges do not reflect current costs or inflation-adjusted costs of utility plant. However, the Company believes that the manner of setting utility rates generally affords an opportunity to earn a fair return on shareholder investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

ACCOUNTING STANDARDS. In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109. (See Note 1G of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 6B of the Notes to Consolidated Financial Statements.)

     In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 requires adoption by the Company no later than fiscal 1995. (See Note 6C of the Notes to Consolidated Financial Statements.)


FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)


REENGINEERING STUDY. The Company is undertaking a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.


LIQUIDITY

SOURCE OF FUNDS. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

     Due to the seasonal nature of gas usage, a major portion of cash collections occurs between November and April. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the Company may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on capital market conditions and capital structure considerations.


CREDIT LINES. The Company has lines of credit of approximately $131 million of which North Shore Gas may borrow up to $30 million. At September 30, 1994, the Company and North Shore Gas had unused credit available from banks of approximately $130 million. (See Note 11 of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1994 increased by approximately $70.7 million, due mainly to increases related to net receivables and rate adjustments recoverable or refundable. Such items were partially offset by decreases associated with deferred credits and accounts payable. In 1993, net cash provided by operating activities increased by $13.9 million, due primarily to increases related to deferred credits, deferred charges, rate adjustments recoverable or refundable, accounts payable, and accrued taxes. These increases were offset in part by a decrease associated with net receivables.

     Net cash used in investing activities for 1994, 1993, and 1992 mainly represents the level of capital expenditures in the respective years.

     Net cash used in financing activities in 1994 reflects the new debt issues during the year, primarily used for construction activities. In 1993, net cash provided by financing activities reflects the debt issuance during the period, primarily to refund previously issued debt and preferred stock.


INTEREST COVERAGE. Coverage ratios for the Company's fixed charges for fiscal 1994, 1993, and 1992 were 3.28, 3.57, and 3.18, respectively. The current fiscal year ratio reflects the recording of the fiscal 1994 portion of an IRS settlement in income. (See Note 7 of the Notes to Consolidated Financial Statements.) The 1993 ratio includes the effect of the rate increase granted in October 1992 as well as decreased fixed charges, partially offset by increased operating expenses.


DEBT RATINGS. The long-term debt of the Company is rated Aa3 by Moody's Investors Service and AA- by Standard and Poor's Corporation. There has been no change in these ratings since fiscal 1985. The commercial paper of the Company has the top rating from the major rating agencies. On October 24, 1994, Standard and Poor's Corporation affirmed its ratings of the Company's long-term debt and commercial paper but changed its ratings outlook for the Company to "negative" from "stable."


ENVIRONMENTAL MATTERS. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)


REGULATORY ACTIONS. On October 6, 1992, the Commission issued an order approving changes in rates of the Company that were designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. (See Note 2A of the Notes to Consolidated Financial Statements.) In addition, the order approved a rate mechanism by which the Company will recover costs associated with environmental activities, relating to past manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

     On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 2A of the Notes to Consolidated Financial Statements.)

     The Company filed proposed changes in rates with the Commission in December 1994. (See Item 1. Business - State Legislation and Regulation of this report.)


CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $74.6 million in 1994, $108.9 million in 1993, and $92.1 million in 1992.

     The decline in fiscal 1994 expenditures from 1993 was partly the result of completing certain major projects that were undertaken to enhance gas supply. The current year amount reflects a level consistent with the financial goals of the Company and maintains system safety. Expenditures in 1994 included $9.0 million for the third year of the four-year program to enhance the peak-day withdrawal capability at the Manlove Field underground storage site. Expenditures for that project in fiscal 1993 and 1992 amounted to $10.7 million and $4.0 million, respectively.

     Additional expenditures in fiscal 1993 included $7.7 million for a liquefied natural gas vaporizer replacement project at Manlove Field. Fiscal 1992 expenditures included $5.0 million for the purchase and installation of high-tech meter-reading devices.

     Capital expenditures for fiscal 1995 are expected to be about
$81.6 million, an increase of $7.0 million from the 1994 level. Estimated expenditures in 1995 include the continuation of the cast iron main replacement program, $10.4 million for computer and office equipment, and $1.3 million to complete the underground storage site enhancement.

     The Company anticipates that future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving equity or first mortgage bonds.

BONDS ISSUED. On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. The proceeds were lent to the Company for the purpose of financing the construction of certain facilities within the City. (See Note 12A of the Notes to Consolidated Financial Statements.)

     Additional bonds are issuable by the Company, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the subsidiaries' open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the Company's ability to issue additional debt, as needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----

Statement of Management's Responsibility                                 19

Report of Independent Public Accountants                                 20

Consolidated Statements of Income for fiscal years ended
     September 30, 1994, 1993, and 1992                                  21

Consolidated Statements of Retained Earnings for fiscal
     years ended September 30, 1994, 1993, and 1992                      21

Consolidated Balance Sheets as of September 30, 1994 and 1993            22

Consolidated Capitalization Statements as of September 30, 1994
     and 1993                                                            23

Consolidated Statements of Cash Flows for fiscal years ended
     September 30, 1994, 1993, and 1992                                  24

Notes to Consolidated Financial Statements                               25

STATEMENT OF MANAGEMENT'S RESPONSIBILITY


     The financial statements and other financial information included in this report were prepared by management, who is responsible for the integrity and objectivity of the presented data. The consolidated financial statements of the Company and its subsidiaries were prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

     The Company maintains internal accounting systems and related administrative controls, along with internal audit programs, that are designed to provide reasonable assurance that the accounting records are accurate and assets are safeguarded from loss or unauthorized use. Consequently, management believes that the accounting records and controls are adequate to produce reliable financial statements.

     Arthur Andersen LLP, the Company's independent public accountants approved by Peoples Energy's shareholders, as a part of their audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing, and extent of audit tests. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during their audit were valid and appropriate.

     The Audit Committee of the Board of Directors of Peoples Energy, comprised of six outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to assure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Peoples Gas Light and Coke Company:

     We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies as of September 30, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies as of September 30, 1994 and 1993, and the results of their operations and cash flows for each of the three years in the period ended
September 30, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                             ARTHUR ANDERSEN LLP






Chicago, Illinois
November 2, 1994

CONSOLIDATED STATEMENTS OF INCOME


                                                                  The Peoples Gas Light and Coke Company
- ----------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                1994           1993           1992
- ----------------------------------------------------------------------------------------------------------
                                                                                (Thousands)

Operating Revenues:
Gas sales                                                        $  995,048     $  979,705       $830,015
Transportation of customer-owned gas                                 98,943        106,198        122,326
Other                                                                17,181         15,517         14,366
- ----------------------------------------------------------------------------------------------------------
Total Operating Revenues                                          1,111,172      1,101,420        966,707
- ----------------------------------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                                           566,903        555,256        463,221
Operation                                                           196,045        188,742        167,937
Maintenance                                                          34,883         32,420         33,817
Depreciation                                                         57,824         54,615         51,541
Taxes  -  Income                                                     27,413         32,951         29,052
       -  State and local revenue                                   121,773        121,051        109,053
       -  Other                                                      18,434         18,492         18,049
- ----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                          1,023,275      1,003,527        872,670
- ----------------------------------------------------------------------------------------------------------
Operating Income                                                     87,897         97,893         94,037
- ----------------------------------------------------------------------------------------------------------
Other Income:
Interest income                                                       4,549          1,402          3,317
Miscellaneous (see Note 9)                                           12,867          3,071          1,995
- ----------------------------------------------------------------------------------------------------------
Total Other Income                                                   17,416          4,473          5,312
- ----------------------------------------------------------------------------------------------------------
Gross Income                                                        105,313        102,366         99,349
- ----------------------------------------------------------------------------------------------------------
Income Deductions:
Interest on long-term debt                                           38,029         34,907         36,026
Other interest                                                        2,634          2,408          3,654
Amortization of debt discount and expense                               689            616            667
Miscellaneous                                                           136             80             56
- ----------------------------------------------------------------------------------------------------------
Total Income Deductions                                              41,488         38,011         40,403
- ----------------------------------------------------------------------------------------------------------
Net Income                                                           63,825         64,355         58,946
- ----------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                --            718          1,218
Net Income Applicable to Common Stock                            $   63,825     $   63,637       $ 57,728
- ----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                                  The Peoples Gas Light and Coke Company
- ----------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                1994           1993           1992
- ----------------------------------------------------------------------------------------------------------
                                                                                (Thousands)

Balance at Beginning of Year                                     $  357,686     $  349,558       $302,005
    Add  -  Net Income                                               63,825         64,355         58,946
    Deduct  -  Dividends declared on common stock                    55,343         55,095         10,175
            -  Dividends declared on preferred stock                     --            718          1,218
            -  Preferred stock redemption premiums                       --            414             --
- ----------------------------------------------------------------------------------------------------------
Balance at End of Year                                           $  366,168     $  357,686       $349,558
- ----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


                                                                   The Peoples Gas Light and Coke Company
- ---------------------------------------------------------------------------------------------------------
As of September 30,                                                           1994           1993
- ---------------------------------------------------------------------------------------------------------
                                                                                  (Thousands)

PROPERTIES AND OTHER ASSETS
- ---------------------------------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost                            $1,760,004     $1,702,401
Less  -  Accumulated depreciation                                             596,808        557,855
- ---------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                           1,163,196      1,144,546
Other investments                                                               6,235          8,295
- ---------------------------------------------------------------------------------------------------------
Total Capital Investments  -  Net                                           1,169,431      1,152,841
- ---------------------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                            3,173          7,909
Cash equivalents                                                               54,935             --
Other temporary cash investments, at cost
     that approximates market value                                               600            600
Trust fund, utility construction                                               31,493             --
Receivables  -
     Customers, net of allowance for uncollectible
        accounts of $23,400 and $18,934, respectively                          68,786         75,382
     Other                                                                      3,377         28,274
Accrued unbilled revenues                                                      17,561         26,199
Materials and supplies, at average cost                                        21,564         23,673
Gas in storage, at last-in, first-out cost                                    123,584        119,654
Gas costs recoverable through rate adjustments                                 12,024         43,047
Prepayments                                                                     1,649          2,018
- ---------------------------------------------------------------------------------------------------------
Total Current Assets                                                          338,746        326,756
- ---------------------------------------------------------------------------------------------------------
Deferred Charges (see Note 13)                                                 40,615         26,510
- ---------------------------------------------------------------------------------------------------------
Total Properties and Other Assets                                          $1,548,792     $1,506,107
- ---------------------------------------------------------------------------------------------------------


CAPITALIZATION AND LIABILITIES
- ---------------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)                $1,080,625    $   970,143
- ---------------------------------------------------------------------------------------------------------
Current Liabilities:
Interim loans                                                                     900         63,200
Accounts payable                                                               95,027        101,682
Dividends payable on common stock                                              13,898         14,146
Customer gas service and credit deposits                                       39,543         38,493
Sinking fund payments and maturities, due within one year -
     Redeemable cumulative preferred stock                                         --          3,400
Accrued taxes                                                                  26,691         25,249
Gas sales revenue refundable through rate adjustments                          41,167          7,262
Accrued interest                                                               10,204          8,271
- ---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     227,430        261,703
- ---------------------------------------------------------------------------------------------------------

Reserves and Deferred Credits:
Deferred income taxes - primarily accelerated depreciation                    176,416        180,882
Investment tax credits being amortized over
     the average lives of related property                                     35,836         37,478
Other                                                                          28,485         55,901
- ---------------------------------------------------------------------------------------------------------
Total Reserves and Deferred Credits                                           240,737        274,261
- ---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,548,792     $1,506,107
- ---------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS


                                                                   The Peoples Gas Light and Coke Company
- ---------------------------------------------------------------------------------------------------------
As of September 30,                                                           1994           1993
- ---------------------------------------------------------------------------------------------------------
                                                                             (Thousands Of Dollars)

Common Stockholder's Equity:
Common stock, without par value  -
     Authorized 40,000,000 shares
     Outstanding 24,817,566 shares                                         $  165,307       $165,307
Retained earnings (see Consolidated Statements
     of Retained Earnings)                                                    366,168        357,686
- ---------------------------------------------------------------------------------------------------------
Total Common Stockholder's Equity                                             531,475        522,993
- ---------------------------------------------------------------------------------------------------------


Long-Term Debt:
Exclusive of sinking fund payments and maturities
     due within one year
First and Refunding Mortgage Bonds  -
     8% Series U, due June 1, 1999                                             43,375         43,375
     8% Series V, due June 1, 1999                                             43,375         43,375
     Adjustable-Rate Series W (3% and 3.30% through
        September 30, 1994 and September 30, 1993, respectively),
        due October 1, 1999                                                    10,400         10,400
     6.875% Series X, due March 1, 2015                                        50,000         50,000
     7.50% Series Y, due March 1, 2015                                         50,000         50,000
     7.50% Series Z, due March 1, 2015                                         50,000         50,000
     10-1/4% Series AA, due March 1, 2015                                      50,000         50,000
     8.10% Series BB, due May 1, 2020                                          75,000         75,000
     6.37% Series CC, due May 1, 2003                                          75,000         75,000
     5-3/4% Series DD, due December 1, 2023                                    75,000             --
     Adjustable-Rate Series EE (2.55% through
        November 30, 1994), due December 1, 2023                               27,000             --
- ---------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                          549,150        447,150
- ---------------------------------------------------------------------------------------------------------
Total Capitalization                                                       $1,080,625       $970,143
- ---------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  The Peoples Gas Light and Coke Company
- ----------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                1994           1993           1992
- ----------------------------------------------------------------------------------------------------------
                                                                                (Thousands)

OPERATING ACTIVITIES:
Net Income                                                         $ 63,825       $ 64,355       $ 58,946
Adjustments to reconcile net income to net cash:
   Depreciation                                                      57,824         54,615         51,541
   Deferred income taxes and investment tax
      credits - net                                                 (11,894)         7,616         14,905
   Change in other deferred credits and reserves                    (21,630)        25,623         13,770
   Change in deferred charges                                       (14,105)          (333)       (10,389)
   Other                                                                 36             56            195
- ----------------------------------------------------------------------------------------------------------
                                                                     74,056        151,932        128,968
   Change in current assets and liabilities:
      Receivables  -  net                                            31,493        (46,401)         1,059
      Accrued unbilled revenues                                       8,638         (5,726)         1,895
      Materials and supplies                                          2,109          1,409         (2,925)
      Gas in storage                                                 (3,930)        (2,988)        (5,268)
      Rate adjustments recoverable or refundable                     64,928        (20,596)       (42,086)
      Accounts payable                                               (6,584)        23,099         12,111
      Customer gas service and credit deposits                        1,050         (5,062)        (3,300)
      Accrued taxes                                                   1,442          9,176          1,018
      Accrued interest                                                1,933            245           (445)
      Other                                                             369           (272)           (78)
- ----------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                           175,504        104,816         90,949
- ----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures  -  construction                               (74,623)      (108,863)       (92,052)
Other assets                                                         (1,850)        (3,792)        (2,246)
Other temporary cash investments                                         --           (200)           100
Other capital investments                                             2,023            993          1,050
- ----------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                               (74,450)      (111,862)       (93,148)
- ----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Retirement of long-term debt                                             --        (63,245)       (31,571)
Redemption of preferred stock                                        (3,400)       (11,814)        (3,900)
Interim loans - net                                                 (62,300)        54,300          8,000
Issuance of long-term debt                                          102,000         75,000             --
Trust fund, utility construction                                    (31,493)            --             --
Dividends paid on preferred stock                                       (71)          (949)        (1,299)
Dividends paid on common stock                                      (55,591)       (51,124)       (14,146)
- ----------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities                 (50,855)         2,168        (42,916)
- ----------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                 50,199         (4,878)       (45,115)
Cash and Cash Equivalents at Beginning of Year                        7,909         12,787         57,902
- ----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $ 58,108       $  7,909       $ 12,787
- ----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A   Principles of Consolidation

     All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1994 have been reclassified to conform with the current-year presentation.

1B   Concentration of Credit Risk

     The Company provides natural gas service to approximately 842,000 customers within the City of Chicago. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

     The Company encourages customers to participate in its long-standing budget payment program, which allows the cost of higher gas consumption levels, associated with the heating season, to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, where indicated, to minimize uncollectible write-offs.

1C   Revenue Recognition

     Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1D   Property, Plant and Equipment

     Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1E   Maintenance and Depreciation

     The Company charges the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation.

     The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property over estimated useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is included in the provision for depreciation in the month incurred. The amounts provided are designed to cover not only losses due to wear and tear that are not restored by maintenance, but also losses due to obsolescence and inadequacy.

     The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:


          For fiscal years ended September 30,     1994      1993      1992
          ------------------------------------    -----     -----     -----

          Provision for depreciation               3.6%      3.6%      3.6%


1F   Statement of Cash Flows

     For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

     Income taxes and interest paid (excluding capitalized interest) were as follows:


          For fiscal years ended September 30,     1994      1993      1992
          ------------------------------------    -----     -----     -----
                                                         (Thousands)

          Income taxes paid                      $42,670   $22,213   $15,500
          Interest paid                           38,353    36,912    38,712


1G   Income Taxes

     The recording of deferred income taxes results from the use of accelerated depreciation methods and certain other timing differences in recognition of income and expense for tax and financial statement purposes.

     Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

     In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes to reflect the adoption of SFAS No. 109 are, in turn, debited or credited to regulatory assets or liabilities. Such adjustments had no material impact on financial position or results of operations of the Company. (See Note 7.)

     The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1H   Recovery of Gas Costs, Including Charges for Transition Costs

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

     The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1992 through 1994 are currently pending before the Commission.

     Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. In September 1994, the Commission entered orders on rehearing that retained the provision for full recovery from customers. (See Notes 2A and 2B.)

1I   Gas in Storage

     Storage injections are priced at the fiscal-year average of costs of natural gas purchased and synthetic natural gas (SNG) produced. The Company's SNG production costs include costs of feedstock plus plant operation and maintenance costs. Withdrawals from storage are priced on the last-in, first-out
(LIFO) cost method. The estimated current replacement cost of gas in inventory, at September 30, 1994 and 1993, exceeded the LIFO cost by approximately
$175 million and $217 million, respectively.


2.   RATES AND REGULATION

2A   Utility Rate Proceedings

RATE ORDER. On October 6, 1992, the Commission issued an order approving changes in the rates of the Company that were designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. The new rates were implemented on October 10, 1992. The Company was allowed a 10.40 percent return on its original-cost rate base, reflecting a
12.25 percent cost of common equity. The Commission's order also approved a rate mechanism by which the Company will recover costs associated with environmental activities, relating to past manufactured gas operations (see discussion below). The Company and several parties appealed the Commission's order to the Illinois Appellate Court. In August 1994, the Illinois Appellate Court dismissed the appeal. That dismissal is now final and non-appealable.

ENVIRONMENTAL COST RECOVERY. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

FERC ORDER NO. 636 COST RECOVERY. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. (See Notes 1H and 2B.)

2B   FERC Orders 636, 636-A, and 636-B

     In 1992, the FERC issued Order Nos. 636, 636-A, and 636-B. There are numerous appeals of the 636 Orders pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

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

     Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges for transition costs commenced on January 1, 1994. Appropriate accruals for transition costs have been recorded. The Company is currently recovering transition costs through the Gas Charge. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap of approximately $103 million on the amount of GSR costs recoverable by Natural from the Company.

     The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 1H and 2A.)


3.   ENVIRONMENTAL MATTERS

     The Company, its predecessors, and certain former affiliates operated facilities in the past for manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials, if found at the sites.

     The current owner of a site in McCook, Illinois, near Chicago, has advised the Company that the owner has found what appear to be wastes associated with by-products of the gas manufacturing process under its property. The owner has asserted that these wastes are the responsibility of the Company. The Company is currently evaluating this claim.

     The Company, in cooperation with the IEPA, is conducting investigations of certain sites (a total of 29) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, except for the 110th Street Station site (discussed below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, the Company may conduct an RI/FS at the Pitney Court Station and Division Street sites under the supervision of the IEPA. In addition, the Company is conducting investigations under the supervision of the IEPA at the 110th Street Station and Equitable Distribution Station sites.

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

     The current owners of a site in Chicago, formerly called Pitney Court Station, have advised the Company that they found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from the Company because of the presence of such wastes. The Company has rejected this demand, but may conduct an RI/FS of the site under the supervision of the IEPA.

     The Company has observed what appear to be gas purification wastes on a site in Chicago, formerly called the 110th Street Station, and property contiguous thereto. The Company has fenced the site and the contiguous property and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

     The current owners at a site in Chicago, formerly called South Station, have advised the Company that they have found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from the Company because of the presence of such wastes. The Company is currently evaluating this claim.

     The Company recently became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. The current owners of the site and the Company have agreed that the Company should conduct a preliminary investigation to determine whether gas manufacturing wastes are present at the site.

     The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of September 30, 1994, the total of the costs deferred by the Company, net of recoveries, was $10.3 million. This amount includes an estimate of the costs of the investigations initiated at the request of the IEPA at the sites referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

     The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with former manufactured gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of September 30, 1994 have not been reduced to reflect recoveries from insurance carriers.

     Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under rate mechanisms approved by the Commission. As of September 30, 1994, the Company had recovered $185,000 of such costs through rates. (See Note 2A for a discussion of proceedings regarding the recovery of such costs through utility rates.)


4.   GAS OVER-PRESSURE CONDITION

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


5.   LONG-TERM LEASE

     In March 1985, the Company sold its headquarters office building and entered into a lease with an initial 10-year term and two five-year renewal options at the market rate in effect at each option date. The Company is accounting for this as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The rental obligation consists of a base rent of approximately $4.3 million per year and additional annual escalations based on operating costs, taxes, and increases in the Consumer Price Index. Rental expense under this arrangement was $6.1 million for each of the fiscal years 1994 and 1993.

     In October 1993, the Company entered into a new 15-year lease to relocate its headquarters office on or before March 1, 1995. Rental expense will be comparable with the present lease.


6.   EMPLOYEE BENEFITS

6A   Pensions

     The Company participates in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. Annual contributions are made to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

     The Company also has a non-qualified pension plan that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

     Net pension cost for all plans for fiscal 1994, 1993, and 1992 included the following components:


- --------------------------------------------------------------------------------
                                                   1994      1993      1992
- --------------------------------------------------------------------------------
                                                          (Millions)

Service cost--benefits earned during year         $14.7     $15.9     $13.2
Interest cost on projected benefit obligations     28.0      28.2      29.8
Actual return on plan assets (gain) loss          (14.6)    (53.6)    (49.4)
Net amortization and deferral                     (23.7)     16.2      11.3
- --------------------------------------------------------------------------------
Net pension cost                                  $ 4.4     $ 6.7     $ 4.9
- --------------------------------------------------------------------------------


     The calculation of pension cost assumed a long-term rate of return on assets of 7.5 percent for 1992 through 1994.

     The following table shows the estimated funded status of the Company's pension plans at September 30, 1994 and 1993:


- --------------------------------------------------------------------------------
                                                              1994       1993
- --------------------------------------------------------------------------------
                                                                 (Millions)

Plan Assets at Market Value                                  $500.3     $542.7
- --------------------------------------------------------------------------------
Actuarial present value of plan benefits:
     Vested                                                   311.2      331.7
     Non-vested                                                35.9       44.0
- --------------------------------------------------------------------------------
Accumulated benefit obligation                                347.1      375.7
Effect of projected future compensation increases              94.2      115.8
- --------------------------------------------------------------------------------
Projected Benefit Obligation                                  441.3      491.5
- --------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligation        59.0       51.2
Less:
     Unrecognized transition asset                             29.6       32.3
     Unrecognized prior service cost                           (5.3)      (5.8)
     Unrecognized net gain (loss)                              36.4       35.3
- --------------------------------------------------------------------------------
Accrued Pension (Liability) Asset                            $ (1.7)    $(10.6)
- --------------------------------------------------------------------------------


     The projected benefit obligation was determined using a discount rate of
6.5 percent for 1994 and 5.75 percent for 1993, and assumed future compensation increases of 5.0 percent for each year. Plan assets consist primarily of marketable equity and fixed-income securities.

6B   Postretirement Benefits Other Than Pensions

     The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

     The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service.

     Net postretirement benefit cost for all plans for fiscal 1994 included the following components:


- --------------------------------------------------------------------------------
                                                                       1994
- --------------------------------------------------------------------------------
                                                                    (Millions)

Service cost--benefits earned during year                             $ 2.8
Interest cost on projected benefit obligations                          7.1
Actual return on plan assets (gain) loss                               (0.3)
Amortization of transition obligation                                   4.5
Net amortization and deferral                                          (0.2)
- --------------------------------------------------------------------------------
Net postretirement benefit cost                                       $13.9
- --------------------------------------------------------------------------------


     The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 percent.

     The Company recognized total postretirement costs of $13.9 million during fiscal 1994. Of this amount, $7.7 million was funded through trust funds for future benefit payments. Such costs during fiscal year 1993 were $16.1 million, of which $9.9 million was funded.

     In October 1992, the Company was granted rates by the Commission that included its estimated postretirement benefit costs determined on the accrual basis of accounting. (See Note 2A.) The financial reporting for postretirement benefit costs of the Company is consistent with the related rate treatment. Due to regulatory treatment, the adoption of SFAS No. 106 did not have a material effect on financial position or results of operations.

     The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1994:


- --------------------------------------------------------------------------------
                                                                       1994
- --------------------------------------------------------------------------------
                                                                    (Millions)

Plan Assets at Market Value                                          $ 20.6
- --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
     Retirees                                                          56.3
     Fully Eligible Active Plan Participants                           15.5
     Other Active Plan Participants                                    26.8
- --------------------------------------------------------------------------------
Total APBO                                                             98.6
- --------------------------------------------------------------------------------
APBO in excess of plan assets                                         (78.0)
     Less:
         Unrecognized transition obligation                           (85.6)
         Unrecognized net gain                                          7.3
- --------------------------------------------------------------------------------
Accrued Postretirement Benefit (Liability) Asset                     $  0.3
- --------------------------------------------------------------------------------


     The total APBO was determined using a discount rate of 7.75 percent and assumed future compensation increases of 5.0 percent. The unfunded obligation will be amortized over 20 years. Plan assets consist primarily of marketable equity and fixed-income securities.

     For measurement purposes, a health care cost trend rate of 10.25 percent was assumed for fiscal 1995, and that rate thereafter will decline to 5.0 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1994, by $7.3 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.0 million annually.

6C   Postemployment Benefits

     In November 1992, the FASB issued SFAS No. 112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement will not have a material effect on financial position or results of operations.


7.   TAX MATTERS


Provision for Income Taxes
- ----------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                 1994           1993          1992
- ----------------------------------------------------------------------------------------------------------
                                                                                 (Thousands)

Current:
     Federal                                                        $32,308        $21,285        $11,771
     State                                                            7,133          4,138          2,459
- ----------------------------------------------------------------------------------------------------------
     Total current income taxes                                      39,441         25,423         14,230
- ----------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                         (6,665)         6,667         12,547
     State                                                             (642)         2,348          3,591
- ----------------------------------------------------------------------------------------------------------
     Total deferred income taxes                                     (7,307)         9,015         16,138
- ----------------------------------------------------------------------------------------------------------
Investment tax credits  -  net:
     Federal                                                         (1,823)        (1,848)        (1,595)
     State                                                              216            413            362
- ----------------------------------------------------------------------------------------------------------
     Total investment tax credits  -  net                            (1,607)        (1,435)        (1,233)
- ----------------------------------------------------------------------------------------------------------
Total provision included in income taxes                             30,527         33,003         29,135
Less  -  Included in other income or operation expense                3,114             52             83
- ----------------------------------------------------------------------------------------------------------
Total provision for income taxes                                    $27,413        $32,951        $29,052
- ----------------------------------------------------------------------------------------------------------


     See Note 1G for discussion of the adoption of SFAS No. 109 effective October 1, 1992. Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities:


- --------------------------------------------------------------------------------
As of September 30,                                      1994           1993
- --------------------------------------------------------------------------------
                                                             (Thousands)

Deferred tax liabilities:
     Property - accelerated depreciation and
         other property related items                  $204,548       $197,068
     Gas costs reconciliation                                --         15,352
     Other                                                4,361          3,003
- --------------------------------------------------------------------------------
     Total deferred income tax liabilities              208,909        215,423
- --------------------------------------------------------------------------------
Deferred tax assets:
     Unamortized investment tax credits                 (14,213)       (14,882)
     Uncollectible accounts                              (9,282)        (7,513)
     Other                                               (8,998)       (12,146)
- --------------------------------------------------------------------------------
     Total deferred income tax assets                   (32,493)       (34,541)
- --------------------------------------------------------------------------------
Net deferred income tax liabilities                    $176,416       $180,882
- --------------------------------------------------------------------------------


     The sources of significant timing differences which gave rise to federal deferred income taxes for the year prior to adoption of SFAS No. 109 was as follows:


- --------------------------------------------------------------------------------
For fiscal year ended September 30,                                     1992
- --------------------------------------------------------------------------------
                                                                     (Thousands)

Accelerated depreciation                                               $ 4,479
Pension expense                                                         (1,435)
Gas costs reconciliation                                                 8,792
Other                                                                      711
- --------------------------------------------------------------------------------
Total federal deferred income tax expense                              $12,547
- --------------------------------------------------------------------------------


     The following is a reconciliation between the computed federal income tax expense (tax rate of 35 percent for 1994, 34.75 percent for 1993, and 34 percent for 1992, times pre-tax book income) and the total provision for federal income tax expenses:


- --------------------------------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                 1994                          1993                          1992
- --------------------------------------------------------------------------------------------------------------------------------
                                                           Percent                       Percent                        Percent
                                                             of                            of                             of
                                           Amount          Pre-tax       Amount          Pre-tax       Amount           Pre-tax
                                           (000's)         Income        (000's)         Income        (000's)          Income
- --------------------------------------------------------------------------------------------------------------------------------

Computed federal income
     tax expense                           $30,675          35.00        $31,434          34.75        $27,767           34.0
Amortization of investment
     tax credits                            (1,823)         (2.08)        (1,848)         (2.04)        (1,595)          (2.0)
Amortization of deferred taxes              (1,360)         (1.55)        (1,589)         (1.76)        (1,864)          (2.3)
Nontaxable-tax settlement principal         (1,772)         (2.02)            --             --             --             --
Other, net                                  (1,900)         (2.17)        (1,893)         (2.09)        (1,585)          (1.9)
- --------------------------------------------------------------------------------------------------------------------------------
Total provision for federal
     income taxes                          $23,820          27.18        $26,104          28.86        $22,723           27.8
- --------------------------------------------------------------------------------------------------------------------------------


     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $25 million, or $19.4 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.7 million, or $9.7 million after income taxes, in income in 1994. The amount after income taxes is included in Other Income - Miscellaneous. At September 30, 1994, approximately $12.7 million is included in Reserves and Deferred Credits - Other. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.


8.   ASSETS SUBJECT TO LIEN

     The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the first and refunding mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.


9.   OTHER INCOME - MISCELLANEOUS


For fiscal years ended September 30,                                 1994           1993          1992
- ----------------------------------------------------------------------------------------------------------
                                                                                 (Thousands)

Amortization of net gain on sale of Peoples Gas Building            $ 1,151         $1,151         $1,151
Interest on amounts recoverable from customers                        2,083          1,361             --
Amortization of gain on reacquired bonds                                321            321            592
Income tax settlement (see Note 7)                                   12,710             --             --
Income taxes on income tax settlement (see Note 7)                   (3,016)            --             --
Other                                                                  (382)           238            252
- ----------------------------------------------------------------------------------------------------------
Total Other Income  -  Miscellaneous                                $12,867         $3,071         $1,995
- ----------------------------------------------------------------------------------------------------------


10.  CAPITAL COMMITMENTS

     Total contract and purchase order commitments of the Company at September 30, 1994, amounted to approximately $5.6 million.

11.  SHORT-TERM BORROWINGS AND CREDIT LINES


As of September 30,                                      1994           1993
- --------------------------------------------------------------------------------
                                                              (Thousands)

Bank Loans
Peoples Gas
     7.75% due December 22, 1994                       $    900        $    --
- --------------------------------------------------------------------------------
Commercial Paper
     Peoples Gas
          due October 1, 1993,
               through October 21, 1993                      --         63,200
     North Shore Gas
          due October 1, 1993,
               through October 21, 1993                      --          5,400
- --------------------------------------------------------------------------------
Available Lines of Credit at End of Year
     Unused bank lines                                 $130,150        $46,400
- --------------------------------------------------------------------------------


     Short-term cash needs of the Company and North Shore Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

     On February 1, 1994, the Company reduced its lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. North Shore Gas was authorized to borrow up to $20 million of the aggregate
$154 million. On July 1, 1994, the Company reduced its lines of credit to approximately $131 million of which North Shore Gas may borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 29, 1995. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. Payment for the lines of credit is by fee.


12.  LONG-TERM DEBT

12A  Issuance of Bonds

     On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds ($75 million 5-3/4 percent Series A and $27 million adjustable-rate Series B), which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. The proceeds were lent to the Company for the purpose of financing the construction of certain facilities within the City. The proceeds are being held in a trust fund until drawn down by the Company for reimbursement of construction expenditures.

     In accordance with provisions of the Internal Revenue Code and regulations thereunder, any arbitrage income must be paid to the federal government. Additionally, all assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

12B  Interest-Rate Adjustments

     The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by the Company's Adjustable-Rate Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1994, have been remarketed. The interest rate on such bonds is 4.2 percent for the period October 1, 1994, through September 30, 1995.

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

12C  Fair Value of Financial Instruments

     The estimated fair value of the Company's $549.2 million carrying amount of long-term debt approximated $585.7 million as of September 30, 1994. As of September 30, 1993, the estimated fair value of the Company's $447.2 million carrying amount of long-term debt approximated $478.7 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. The carrying amount of all other financial instruments approximates fair value.


13.  DEFERRED CHARGES



As of September 30,                                                        1994           1993
- ------------------------------------------------------------------------------------------------
                                                                              (Thousands)

Debt expense being amortized over the lives of outstanding issues        $11,458        $10,427
Energy Conservation Plan expenses                                            865            923
Environmental costs, net of recoveries                                    10,294          9,867
Clearing accounts, primarily applicable to construction projects             914            563
Interest on gas sales revenue refundable                                   2,407            374
Recoverable gas over-pressure condition costs                              2,193          3,426
Transition gas costs from pipeline supplier                                9,100             --
Other                                                                      3,384            930
- ------------------------------------------------------------------------------------------------
    Total Deferred Charges                                               $40,615        $26,510
- ------------------------------------------------------------------------------------------------


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. Results for the first quarter of fiscal 1994 include the recording of one-half of an IRS settlement, in income, increasing net income by $9.6 million.


                                                             Net Income
                     Operating            Operating         Applicable to
Fiscal Quarters      Revenues              Income           Common Stock
- --------------------------------------------------------------------------------
                                         (Thousands)

  1994
     Fourth           $104,565             $(6,365)           $(14,123)
     Third             181,164              10,020               1,979
     Second            495,246              50,895              41,976
     First             330,197              33,347              33,993

  1993
     Fourth           $119,940             $(3,813)           $(12,221)
     Third             196,970              12,785               4,708
     Second            455,612              52,297              43,550
     First             328,898              36,624              27,600



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS


                                                                     Company
       Name, Principal Occupation,                       Age at   Directorship
         and Other Directorships                        11-30-94      Since
- ---------------------------------------------------     --------  ------------

Kenneth S. Balaskovits                                      52        1993
  Vice President and Controller
  of the Company, Peoples Energy,
  and North Shore Gas; Director of North Shore Gas.

J. Bruce Hasch                                              56        1986
  President and Chief Operating Officer of the Company, Peoples Energy, and North Shore Gas;
  Director of Peoples Energy and North Shore Gas.

James Hinchliff                                             54        1985
  Senior Vice President and General Counsel of the Company, Peoples Energy, and North Shore Gas; Director of North Shore Gas.

Michael S. Reeves                                           59        1988
  Executive Vice President of the Company,
  Peoples Energy, and North Shore Gas;
  Director of Peoples Energy and North Shore Gas.

Richard E. Terry                                            57        1982
  Chairman of the Board and Chief Executive
  Officer of the Company, Peoples Energy, and
  North Shore Gas; Director of Peoples Energy and North Shore Gas. Mr. Terry is also a director of Harris Bankcorp, Inc., Harris Trust and Savings Bank, and Amsted Industries.

IDENTIFICATION OF EXECUTIVE OFFICERS

                                 Position at               Age at     Position
      Name                    November 30, 1994           11-30-94   Held Since
- ----------------------     -----------------------------  --------   ----------

Kenneth S. Balaskovits     Vice President and Controller     52          1993

Frank H. Blackmore         Vice President                    59          1989

Emmet P. Cassidy           Secretary and Treasurer           61          1989

Patrick J. Doyle           Vice President                    57          1985

Joan T. Gagen              Vice President                    43          1994

J. Bruce Hasch             President and Chief Operating     56          1990
                               Officer

James Hinchliff            Senior Vice President and         54          1989
                               General Counsel

John C. Ibach              Vice President                    47          1992

Thomas J. O'Sullivan       Division Vice President           52          1992

Thomas M. Patrick          Vice President                    48          1989

James D. Pitts, Jr.        Vice President                    56          1989

Michael S. Reeves          Executive Vice President          59          1987

Norman F. Sidler, Jr.      Division Vice President           55          1991

Richard E. Terry           Chairman of the Board and         57          1990
                               Chief Executive Officer


     Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Messrs. O'Sullivan and Sidler, who were appointed.

     There are no family relationships among directors and executive officers of the Company.

     All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least 10 years.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth information concerning annual and long-term compensation and grants of stock options, stock appreciation rights and restricted stock awards under Peoples Energy's Long-Term Incentive Compensation Plan. All compensation was paid by the Company and its affiliates (Peoples Energy and North Shore Gas) for services in all capacities during the three fiscal years set forth below, to (1) the Chief Executive Officer and (2) the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long Term Compensation
                                     Annual Compensation                                  Awards
                                     -------------------                          ----------------------
                                                                                 Restricted                     All Other
                                                                                    Stock        Options/        Compen-
      Name and                                                                  Awards(1)(2)       SARs         sation(3)
   Principal Position         Year        Salary($)      Bonus($)                    ($)            (#)            ($)
- ------------------------      ----        ---------      --------               ------------     --------       ---------

Richard E. Terry              1994        $421,250       $117,100                 $113,281         14,400        $12,638
Chairman and                  1993         415,000         30,400                  110,413         14,600         12,277
Chief Executive Officer       1992         375,000              0                  113,944         17,800         11,272

J. Bruce Hasch                1994         304,500         75,300                   73,438          9,400          9,135
President and                 1993         300,000         19,600                   71,844          9,600          9,324
Chief Operating Officer       1992         271,500              0                   74,031         11,600          8,688

Michael S. Reeves             1994         229,500         47,800                   47,656          6,200          6,885
Executive Vice                1993         226,100         12,400                   46,131          6,200          6,783
President                     1992         217,400              0                   47,638          7,400          6,522

James Hinchliff               1994         229,500         47,800                   47,656          6,200          6,885
Senior Vice President         1993         226,100         12,400                   46,131          6,200          6,783
and General Counsel           1992         217,400              0                   47,638          7,400          6,522


Patrick J. Doyle, Jr.         1994         179,050         29,600                   29,688          3,800          5,372
Vice President                1993         176,400          7,700                   29,494          4,000          5,292
                              1992         168,400              0                   30,256          4,800          5,052

(1) Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 30, 1994 were as follows: Mr. Terry, 11,080 shares, valued at $290,850; Mr. Hasch, 7,190 shares, valued at $188,738; Mr. Reeves, 5,070 shares, valued at $133,088; Mr. Hinchliff, 5,070 shares, valued at $133,088; and Mr. Doyle, 2,955 shares, valued at $77,569. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $26.25, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 30, 1994.



ITEM 11.  EXECUTIVE COMPENSATION (Continued)

(2) Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Outside Directors Committee) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1992 constitutes 12,175 shares, of which 2,435 shares vested in 1993; 2,435 shares vested in 1994; 2,435 shares will vest in 1995; 2,435 shares will vest in 1996; and the remaining 2,435 shares will vest in 1997. Total restricted stock awarded to the named individuals for 1993 constitutes 10,050 shares, of which 2,010 shares vested in 1994; 2,010 shares will vest in 1995; 2,010 shares will vest in 1996; 2,010 shares will vest in 1997; and the remaining 2,010 shares will vest in 1998. Total restricted stock awarded to the named individuals for 1994 constitutes 9,975 shares, of which 1,995 shares will vest in 1995; 1,995 shares will vest in 1996; 1,995 shares will vest in 1997; 1,995 shares will vest in 1998; and the remaining 1,995 shares will vest in 1999.

(3) Company contributions to the Capital Accumulation Plan accounts of the named executive officers during the above fiscal years. Employee contributions under the plan are subject to a maximum limitation under the Internal Revenue Code of 1986. The Company pays an employee who is subject to this limitation an additional 50 cents for each dollar that the employee is prevented from contributing solely by reason of such limitation. The amounts shown in the table above reflect, if applicable, this additional Company payment.


                        OPTIONS/SAR GRANTS IN FISCAL 1994

                                INDIVIDUAL GRANTS


                                            % of Total
                                           Options/SARs
                           Options/         Granted to       Exercise                        Grant
                             SARs            Employees        or Base                        Date
                            Granted          in Fiscal         Price       Expiration       Present
      Name                  (#)(1)           Year (2)        ($/Share)        Date        Value($)(3)
- -----------------          --------        ------------      ---------     ----------     -----------


Richard E. Terry            14,400              14%            $30.88       06-Oct-03       $57,168
Chairman and
Chief Executive
Officer

J. Bruce Hasch               9,400               9              30.88       06-Oct-03        37,318
President and
Chief Operating
Officer

Michael S. Reeves            6,200               6              30.88       06-Oct-03        24,614
Executive Vice
President

James Hinchliff              6,200               6              30.88       06-Oct-03        24,614
Senior Vice President
and General Counsel

Patrick J. Doyle, Jr.        3,800               4              30.88       06-Oct-03        15,086
Vice President


(1) The grant of an Option enables the recipient to purchase Peoples Energy common stock at a purchase price equal to the fair market value of the shares on the date the Option is granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Peoples Energy common stock on the date the SAR is exercised over the fair market value of such common stock on the date the SAR was granted. Options or SARs that expire unexercised become available for future grants. Before an Option or SAR may be exercised, the recipient must complete 12 months of continuous employment subsequent to the grant of the Option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement, or termination of employment.

(2) Based on 52,700 Options and 52,700 SARs granted to all employees during fiscal 1994.

(3) Present value is determined using a variation of the Black-Scholes Model. The model assumes: a) that Options and SARs are exercised two years after the date of grant -- the average time Options and SARs were held by recipients under Peoples Energy's Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) that no adjustments were made for an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or an SAR ultimately depends on the market value of Peoples Energy's stock at a future date.


                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1994
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                 Number of              Value of Unexercised In-
                                                         Unexercised Options/SARs       the-Money Options/SARs at
                                                           at Fiscal Year-End(#)         Fiscal Year-End ($)(1)
                             Shares                     ---------------------------    ---------------------------
                           Acquired On       Value
     Name                  Exercise(#)   Realized ($)   Exercisable   Unexercisable    Exercisable   Unexercisable
- ----------------------     -----------   ------------   -----------   -------------    -----------   -------------

Richard E. Terry               0             $0.00         14,600         14,400          $0.00          $0.00
Chairman and
Chief Executive
Officer

J. Bruce Hasch                 0              0.00          9,600          9,400           0.00           0.00
President and
Chief Operating
Officer

Michael S. Reeves              0              0.00          6,200          6,200           0.00           0.00
Executive Vice
President

James Hinchliff                0              0.00          6,200          6,200           0.00           0.00
Senior Vice President
and General Counsel

Patrick J. Doyle, Jr.          0              0.00          4,000          3,800           0.00           0.00
Vice President


                (1)  At the close of the fiscal year, none of the Options and SARs reported above were in-the-money.


                               PENSION PLAN TABLE


                                    Years of Service
Average Annual  --------------------------------------------------------
Compensation       20         25           30          35          40
- --------------  --------   --------     --------    --------    --------

  $150,000      $ 55,351   $ 69,189     $ 83,027    $ 92,402    $101,777
   200,000        75,351     94,189      113,027     125,527     138,027
   250,000        95,351    119,189      143,027     158,652     174,277
   300,000       115,351    144,189      173,027     191,777     210,527
   350,000       135,351    169,189      203,027     224,902     246,777
   400,000       155,351    194,189      233,027     258,027     283,027
   450,000       175,351    219,189      263,027     291,152     319,277
   500,000       195,351    244,189      293,027     324,277     355,527
   550,000       215,351    269,189      323,027     357,402     391,777
   600,000       235,351    294,189      353,027     390,527     428,027
   650,000       255,351    319,189      383,027     423,652     464,277



     The above table illustrates various annual straight-life benefits at normal retirement (age 65) for the indicated levels of average annual compensation and various periods of service, assuming no future changes in Peoples Energy's pension benefits. The compensation used in the computation of annual retirement benefits is substantially equivalent to the salary and bonus reported in the Summary Compensation Table. The benefit amounts shown reflect reduction for applicable Social Security benefits.

     Average annual compensation is the average 12-month compensation for the highest 60 consecutive months of the last 120 months of service prior to retirement. Compensation is total salary paid to an employee by the Company and/or its affiliates, including bonuses under Peoples Energy's Short-Term Incentive Compensation Plan, pre-tax contributions under Peoples Energy's Capital Accumulation Plan, pre-tax contributions under Peoples Energy's Health and Dependent Care Spending Accounts Plan, and pre-tax contributions for life and health care insurance, but excluding moving allowances, exercise of stock options and SARs, and other compensation that has been deferred.

     As of September 30, 1994, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows:
Mr. Terry, 30 years; Mr. Hasch, 34 years; Mr. Reeves, 38 years; Mr. Hinchliff, 22 years; and Mr. Doyle, 30 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental unfunded pensions. The benefits shown give effect to these supplemental pension benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of November 30, 1994, voting securities of the Company were beneficially owned as follows:


   Title of                                           Number of     Percent of
     Class              Name and Address            Shares Owned       Class
 ------------       --------------------------      ------------    ----------

 Common Stock       Peoples Energy Corporation
    without         122 South Michigan Avenue
   par value        Chicago, Illinois  60603         24,817,566         100
                                                     ----------         ---
                                                     ----------         ---

SECURITY OWNERSHIP OF MANAGEMENT

     No equity securities of the Company are beneficially owned directly or indirectly by any director or officer of the Company.

     Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1994, are as follows:


                                                  Shares of Peoples Energy
                                                  Common Stock Beneficially
     Name                                     Owned as of November 30, 1994 (1)
     ------------------------                 ---------------------------------

     Kenneth S. Balaskovits*                              7,893  (2)(3)
     Patrick J. Doyle, Jr.                               12,223  (2)(3)
     J. Bruce Hasch*                                     39,353  (2)(3)
     James Hinchliff*                                    26,826  (2)(3)
     Michael S. Reeves*                                  31,195  (2)(3)
     Richard E. Terry*                                   55,298  (2)(3)

     All directors and officers of the Company
         as a group, including those named above
         (14 in number)                                 262,279  (1)(2)(3)

                            * Director of the Company

(1) The total of 262,279 shares held by all directors and executive officers as a group is less than one percent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table.

(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1994, through the exercise of stock options granted under Peoples Energy's Long-Term Incentive Compensation Plan: Messrs. Balaskovits, 3,100; Doyle, 3,900; Hasch, 9,500; Hinchliff, 6,200; Reeves, 6,200; Terry, 14,500; and all executive officers of the Company, as a group, 85,700.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)


(3) Includes shares of restricted stock awarded under Peoples Energy's Long-Term Incentive Compensation Plan, the restrictions on which had not lapsed as of November 30, 1994, as follows: Messrs. Balaskovits, 2,320; Doyle, 3,275; Hasch, 8,230; Hinchliff, 5,575; Reeves, 5,575; Terry, 13,425; and
     all executive officers as a group, 43,170. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.


CHANGES IN CONTROL

     None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company provides general corporate and support services to Peoples Energy pursuant to an Intercompany Service Agreement (Agreement), the terms of which were approved by the Commission. In fiscal 1994, the Company furnished general corporate services in the amount of $3,733,596 and support services in the amount of $94,560 to Peoples Energy under the Agreement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K


(a)  1.   Financial Statements:                                            Page
                                                                           ----
          See Part II, Item 8.                                              18

     2.   Financial Statement Schedules:

          Schedule
           Number
          --------

            V       Property, Plant and Equipment, at Original Cost         51
            VI      Accumulated Provision for Depreciation of Property,
                       Plant and Equipment                                  52
            VIII    Valuation and Qualifying Accounts                       53
            IX      Short-Term Borrowings                                   54
            X       Supplementary Income Statement Information              55

     3.   Exhibits:

          See Exhibit Index on page 57.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1994:

          None.

                                                                      Schedule V
         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES
                 PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
                                   (Thousands)


                    Column A                            Column B       Column C       Column D       Column E       Column F
- ----------------------------------------------------  ------------     ---------     -----------     ---------      --------
                                                         Balance                                     Transfers       Balance
                                                      at beginning     Additions                      between       at end of
                 Classification                         of period       at cost      Retirements     accounts        period
- ----------------------------------------------------  ------------     ---------     -----------     ---------      --------

Public utility facilities:                                              Fiscal Year Ended September 30, 1994
                                                                        ------------------------------------
  Gas plant in service -
    Production plant                                   $  120,438       $    258      $       4         $   --     $  120,692
    Storage plant                                         191,850         10,804            727             --        201,927
    Transmission plant                                     82,555          3,984             10             --         86,529
    Distribution plant                                  1,193,633         55,524         11,413             --      1,237,744
    General plant                                          85,089         10,067          4,805             --         90,351
  Gas plant leased to others                                6,517             --             --             --          6,517
  Construction work in progress                            14,421         (6,357)            --             --          8,064
  Gas stored underground - non-current                      7,329            282             --             --          7,611
                                                       ----------       --------      ---------         ------     ----------
    Total public utility facilities                     1,701,832         74,562         16,959              0      1,759,435
Non-utility property                                          569             --             --             --            569
                                                       ----------       --------      ---------         ------     ----------
Total property, plant and equipment, at original cost  $1,702,401       $ 74,562 (a)  $  16,959 (b)     $    0     $1,760,004
                                                       ----------       --------      ---------         ------     ----------
                                                       ----------       --------      ---------         ------     ----------

Public utility facilities:                                              Fiscal Year Ended September 30, 1993
                                                                        ------------------------------------
  Gas plant in service -
    Production plant                                   $  117,748       $    224      $     199         $2,665     $  120,438
    Storage plant                                         168,446         24,492          1,704            616        191,850
    Transmission plant                                     83,262            178             12           (873)        82,555
    Distribution plant                                  1,144,338         67,399         20,061          1,957      1,193,633
    General plant                                          75,360         14,573          4,828            (16)        85,089
  Gas plant leased to others                                6,509              8             --             --          6,517
  Construction work in progress                            12,804          1,617             --             --         14,421
  Gas stored underground - non-current                      7,010            319             --             --          7,329
                                                       ----------       --------      ---------         ------     ----------
    Total public utility facilities                     1,615,477        108,810         26,804          4,349      1,701,832
Non-utility property                                          569             --             --             --            569
                                                       ----------       --------      ---------         ------     ----------
Total property, plant and equipment, at original cost  $1,616,046       $108,810 (c)  $  26,804 (b)     $4,349 (d) $1,702,401
                                                       ----------       --------      ---------         ------     ----------
                                                       ----------       --------      ---------         ------     ----------

Public utility facilities:                                              Fiscal Year Ended September 30, 1992
                                                                        ------------------------------------
  Gas plant in service -
    Production plant                                   $  117,573       $    302      $      84          $ (43)    $  117,748
    Storage plant                                         166,931          1,852            337             --        168,446
    Transmission plant                                     82,770            518             70             44         83,262
    Distribution plant                                  1,085,100         74,886         15,618            (30)     1,144,338
    General plant                                          70,450          8,490          3,598             18         75,360
  Gas plant leased to others                                6,509             --             --             --          6,509
  Construction work in progress                             6,527          6,277             --             --         12,804
  Gas stored underground - non-current                      7,010             --             --             --          7,010
                                                       ----------       --------      ---------         ------     ----------
    Total public utility facilities                     1,542,870         92,325         19,707            (11)     1,615,477
Non-utility property                                          569             --             --             --            569
                                                       ----------       --------      ---------         ------     ----------
Total property, plant and equipment, at original cost  $1,543,439       $ 92,325 (e)  $  19,707 (b)      $ (11)(f) $1,616,046
                                                       ----------       --------      ---------         ------     ----------
                                                       ----------       --------      ---------         ------     ----------

                                                      ( ) Denotes  red  figure.

Notes: (a)  Includes construction expenditures of $74,623 less amortization of capital lease of $61.
       (b) Represents retirements charged to accumulated provision for depreciation (Schedule VI)
       (c) Includes construction expenditures of $108,864 less amortization of capital lease of $54.
       (d) Implementation of Statement of Financial Accounting Standards Number 109.
       (e) Includes construction expenditures of $92,052 plus net capital lease of $273.
       (f)  Represents amortization of Capital Lease for Oct. - Dec. 1991.

                                                                     Schedule VI
         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES ACCUMULATED PROVISION FOR DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                   (Thousands)


    Column A                 Column B           Column C                       Column D                      Column E     Column F
- -------------------------- ------------  ----------------------  ----------------------------------------  -------------  ---------
                                          Additions charged to
                                         costs and expenses (a)           Deduct Retirements
                                         ----------------------  ----------------------------------------
                              Balance                            Retirement                  Stores and                    Balance
                           at beginning  Depreciation  Clearing  of property    Cost of     miscellaneous                 at end of
   Description               of period      expense    accounts    at cost    dismantling     (salvage)    Other Charges   period
- -------------------------- ------------  ------------  --------  -----------  -----------   -------------  -------------  ---------

Public utility facilities:                               Fiscal Year Ended September 30, 1994
                                                         ------------------------------------
  Gas plant in service -
    Production plant          $ 99,487     $ 2,806      $   --    $     4       $   11          $    --       $   --     $102,278
    Storage plant               73,996       5,856          --        727           93               (3)           3       79,038
    Transmission plant          27,204       1,545          --         10           44               --         (686)      28,009
    Distribution plant         318,014      42,435          --     11,413        6,134              (44)         926      343,872
    General plant               32,339       5,182       3,173      4,805            3             (332)         572       36,790
                              --------     -------      ------    -------       ------          -------        -----     --------
Total gas plant in service     551,040      57,824       3,173     16,959        6,285             (379)         815      589,987
Gas plant leased to others       6,372           6          --         --           --               --           --        6,378
                              --------     -------      ------    -------       ------          -------        -----     --------
Total public utility
  facilities                   557,412      57,830       3,173     16,959        6,285             (379)         815      596,365
Non-utility property               443          --          --         --           --               --           --          443
                              --------     -------      ------    -------       ------          -------        -----     --------
Total accumulated provision
  for depreciation            $557,855     $57,830      $3,173    $16,959       $6,285           $ (379)       $ 815 (b) $596,808
                              --------     -------      ------    -------       ------           ------        -----     --------
                              --------     -------      ------    -------       ------           ------        -----     --------

Public utility facilities:                               Fiscal Year Ended September 30, 1993
                                                         ------------------------------------
  Gas plant in service -
    Production plant         $  94,670    $  2,765   $      --  $     199    $       5       $       --       $2,256    $  99,487
    Storage plant               70,076       5,464          --      1,704          176               --          336       73,996
    Transmission plant          25,516       1,519          --         12            3               --          184       27,204
    Distribution plant         303,229      40,936          --     20,061        6,464              (29)         345      318,014
    General plant               29,234       3,931       3,637      4,828            7             (388)         (16)      32,339
                              --------     -------      ------    -------       ------          -------        -----     --------
Total gas plant in service     522,725      54,615       3,637     26,804        6,655             (417)       3,105      551,040
Gas plant leased to others       6,372          --          --         --           --               --           --        6,372
                              --------     -------      ------    -------       ------          -------        -----     --------
Total public utility
  facilities                   529,097      54,615       3,637     26,804        6,655             (417)       3,105      557,412
Non-utility property               443          --          --         --           --               --           --          443
                              --------     -------      ------    -------       ------          -------        -----     --------
Total accumulated provision
  for depreciation            $529,540     $54,615      $3,637    $26,804       $6,655         $   (417)      $3,105 (b) $557,855
                              --------     -------      ------    -------       ------           ------        -----     --------
                              --------     -------      ------    -------       ------           ------        -----     --------

Public utility facilities:                               Fiscal Year Ended September 30, 1992
                                                         ------------------------------------
  Gas plant in service -
    Production plant         $  92,037    $  2,704   $      -- $       84    $       1        $     (16)   $      (2)   $  94,670
    Storage plant               65,359       5,058          --        337            4               --           --       70,076
    Transmission plant          24,083       1,523          --         70           20               --           --       25,516
    Distribution plant         286,208      39,154          --     15,618        6,685              (41)         129      303,229
    General plant               25,187       3,102       3,572      3,598            4             (975)          --       29,234
                              --------     -------      ------    -------       ------          -------        -----     --------
Total gas plant in service     492,874      51,541       3,572     19,707        6,714           (1,032)         127      522,725
Gas plant leased to others       6,372          --          --         --           --               --           --        6,372
                              --------     -------      ------    -------       ------          -------        -----     --------
Total public utility
  facilities                   499,246      51,541       3,572     19,707        6,714           (1,032)         127      529,097
Non-utility property               443          --          --         --           --               --           --          443
                              --------     -------      ------    -------       ------          -------        -----     --------
Total accumulated provision
  for depreciation            $499,689     $51,541      $3,572    $19,707       $6,714          $(1,032)     $   127 (b) $529,540
                              --------     -------      ------    -------       ------           ------        -----     --------
                              --------     -------      ------    -------       ------           ------        -----     --------

                                                       ( ) Denotes red figure.

Notes:  (a) See Note 1E of the Notes to Consolidated Financial Statements  with respect to the basis for the provision for depreciation.
        (b) Represents the following:                                                           1994     1993       1992
                                                                                                ----     ----       ----
               Accumulated provision for depreciation applicable to property acquired           $581    $    2      $  3
               Proceeds from sale of property                                                     --         3         9
               Capitalized depreciation transferred                                              129       124       115
               Implementation of Statement of Financial Accounting Standards Number 109           --     3,003        --
               Contractor and Insurance Settlements                                              100        --        --
               Sundry Items - Net                                                                  5       (27)       --
                                                                                                ----    ------      ----
                                                                                                $815    $3,105      $127
                                                                                                ----    ------      ----
                                                                                                ----    ------      ----


                                                                   SCHEDULE VIII

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                   (Thousands)


                      Column A                           Column B            Column C            Column D            Column E
- -------------------------------------------------      ------------          ---------     ---------------------     ---------
                                                                             Additions          Deductions
                                                                             ---------     ---------------------
                                                                              Charged         Charges for the
                                                          Balance            to costs      purpose for which the      Balance
                                                       at beginning             and        reserves or deferred      at end of
                     Description                         of period           expenses      credits were created       period
- -------------------------------------------------      ------------          ---------     ---------------------     ---------

                                                Fiscal Year Ended September 30, 1994
                                                ------------------------------------

RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                   $18,934             $31,162             $26,696             $23,400


                                                Fiscal Year Ended September 30, 1993
                                                ------------------------------------

RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                   $16,169             $21,693             $18,928             $18,934


                                                Fiscal Year Ended September 30, 1992
                                                ------------------------------------

RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                   $16,928             $19,044             $19,803             $16,169


                                                                     SCHEDULE IX

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                              SHORT-TERM BORROWINGS


      Column A            Column B          Column C          Column D          Column E (a)        Column F (b)
- ---------------------   -------------   ----------------  -----------------   -----------------   -----------------
                                        Weighted Average   Maximum Amount      Average Amount     Weighted Average
Category of Aggregate    Balance at       Interest Rate      Outstanding         Outstanding        Interest Rate
Short-Term Borrowings   End of period     End of Period   During the Period   During the Period   During the Period
- ---------------------   -------------   ----------------  -----------------   -----------------   -----------------
                         (Thousands)                                   (Thousands)

                                                Fiscal Year Ended September 30, 1994
                                                ------------------------------------

Bank Loans                $   900             7.75%         $    900               $   573               6.66%
Commercial Paper               --               --           106,900                27,361               3.14


                                                Fiscal Year Ended September 30, 1993
                                                ------------------------------------

Bank Loans                $    --               --%         $    900               $   417               6.21%
Commercial Paper           63,200             3.21            67,000                17,573               3.24


                                                Fiscal Year Ended September 30, 1992
                                                ------------------------------------

Bank Loans                $   900             6.00%         $    900               $   838               6.74%
Commercial Paper            8,000             3.35             8,000                    67               3.35


     (a) Computed by multiplying the amounts outstanding by the days outstanding and dividing the results by the number of days used.

     (b) Computed by dividing the applicable interest expense by the average amount outstanding during the period.


                                                                      SCHEDULE X



         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION




     Maintenance, depreciation, royalties, advertising costs, and research and development costs, other than those specifically disclosed in the Consolidated Statements of Income, are not significant.

     Significant taxes charged to costs and expenses, other than payroll and income taxes, are summarized as follows:


Fiscal Years Ended September 30,      1994           1993           1992
- --------------------------------------------------------------------------------
                                                  (Thousands)

Illinois public utility              $ 40,999       $ 41,862       $ 39,127

Municipal public utility               79,809         78,265         69,095

Other                                  10,819         10,746         10,648
                                     --------       --------       --------

     Total                           $131,627       $130,873       $118,870
                                     --------       --------       --------
                                     --------       --------       --------


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PEOPLES GAS LIGHT AND COKE COMPANY

Date:  December 22, 1994                By:       /s/ RICHARD E. TERRY
       -----------------                    ----------------------------------
                                                      Richard E. Terry
                                               Chairman of the Board and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1994.


  /s/  RICHARD E. TERRY             Chairman of the Board and Chief Executive
- ------------------------------          Officer and Director
        Richard E. Terry                (Principal Executive Officer)


  /s/  KENNETH S. BALASKOVITS       Vice President and Controller and Director
- ------------------------------          (Principal Financial and Accounting
        Kenneth S. Balaskovits           Officer)


  /s/  J. BRUCE HASCH               Director
- ------------------------------
        J. Bruce Hasch


  /s/  JAMES HINCHLIFF              Director
- ------------------------------
        James Hinchliff


  /s/  MICHAEL S. REEVES            Director
- ------------------------------
        Michael S. Reeves

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

(a)  The exhibits listed below are filed herewith and made a part thereof:

     Exhibit
     Number               Description of Document
     -------   --------------------------------------------------

     3(a)      Amendment to the By-Laws of the Registrant,
                  dated February 1, 1992.

     3(b)      By-Laws of the Registrant, as amended on
                  February 1, 1992.

     3(c)      Amendment to the By-Laws of the Registrant,
                  dated December 7, 1994.

     3(d)      By-Laws of the Registrant, as amended on
                  December 7, 1994.

     10        Firm Transportation Service Agreement Under Rate
                  Schedule FT between the Company and Trunkline
                  Gas Company, dated as of December 1, 1993.

     12        Statement re:  Computation of Ratio of Earnings to
                  Fixed Charges.

     27        Financial Data Schedule

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

     3(e) Articles of Incorporation of the Registrant, as amended on January 20, 1988 (Registrant Form 10-K for fiscal year ended September 30, 1988, Exhibit 3(b)).

     4(a) First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by the Company by Indenture dated March 1, 1928 (May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151,
              1936); Supplemental Indenture dated as of May 20, 1936, from the Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee (Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of July 15, 1966 (Form 8-K for the month of July 1966, Exhibit 2); Supplemental Indenture dated as of August 15, 1967 (File No. 2-26983, Post-Effective,
              Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of April 1, 1972 (File No. 2-43367, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of July 15, 1973 (File No. 2-48430,

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

     4(a)     Exhibit 4-2); Supplemental Indenture dated as of June 1, 1984, cont'd.  Exhibit 4-1, Supplemental Indenture dated June 1, 1984,  Exhibit
              4-2, Supplemental Indenture dated October 1, 1984, Exhibit 4-3
              (Form 10-K for fiscal year ended September 30, 1984); Supplemental
              Indentures dated March 1, 1985, Exhibits 4-1, 4-2, 4-3, 4-4, respectively (Form 10-K for fiscal year ended September 30, 1985);
              Supplemental Indenture dated May 1, 1990 (Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of April 1, 1993 (Form 8-K dated as of May 5, 1933,
              Exhibit 1); Supplemental Indenture dated as of December 1, 1993
              (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 4(a)); Supplemental Indenture dated as of December 1, 1993
              (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 4(b)).

     10(a) Office Building Lease Agreement (Registrant Form 10-K for fiscal year ended September 30, 1985, Exhibit 10).

     10(b) Storage Service Agreement Under Rate Schedule S-1 between the Company and Natural Gas Pipeline Company of America, dated as of November 30, 1990 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(a)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of August 13, 1990 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(b)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of October 8, 1990 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(c)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of October 8, 1990 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(d)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of
              January 1, 1992 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(e)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(f)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant
              Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(g)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of February 1, 1992 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(h)).

     10(c) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and the Company, as Tenant (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(a)).

     10(d) Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(b)); Firm Transportation Service Agreement Under Rate Schedule S-2 between the Company and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(c)).