Form 10-Q
period 1994-12-31
PEOPLES GAS LIGHT & COKE CO
filed 1995-02-09
CIK 77388

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

     / x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1994

                                OR

      /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 2-26983


              THE PEOPLES GAS LIGHT AND COKE COMPANY
      (Exact name of registrant as specified in its charter)


                  Illinois                  36-1613900
       (State or other jurisdiction of    (IRS Employer
       incorporation or organization)     Identification No.)


24th Floor, 130 East Randolph Drive, Chicago, Illinois      60601-6207
       (Address of principal executive offices)            (Zip Code)

                          (312) 240-4000
       (Registrant's telephone number, including area code)

           122 South Michigan Avenue, Chicago, Illinois
           (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes /x/    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at January 31, 1995.

                     PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                 The Peoples Gas Light and Coke Company
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                Three Months Ended      Twelve Months Ended
                                   December 31,             December 31,
                                 -----------------        -----------------
                                 1994         1993        1994        1993
                                --------   ---------    --------   ---------
                                                (Thousands)

OPERATING REVENUES:
  Gas sales                   $  229,811    $295,976   $  928,883 $  984,436
  Transportation of customer-
    owned gas                     29,182      30,134       97,992    102,213
  Other                            7,686       4,087       20,780     16,070
                                --------    --------    ---------  ---------
    Total Operating Revenues     266,679     330,197    1,047,655  1,102,719
                                --------    --------    ---------  ---------
OPERATING EXPENSES:
  Gas costs                      123,662     171,678      518,887    557,102
  Operation                       42,929      48,588      190,386    191,481
  Maintenance                      8,707       7,752       35,838     32,964
  Depreciation                    14,786      13,671       58,939     55,259
  Taxes - Income                  11,979      14,845       24,548     31,605
       - State & local revenue    28,634      36,028      114,379    121,149
       - Other                     4,488       4,288       18,634     18,543
                                --------    --------      -------  ---------
    Total Operating Expenses     235,185     296,850      961,611  1,008,103
                                --------    --------      -------  ---------
OPERATING INCOME                  31,494      33,347       86,044     94,616
                                --------    --------      -------   --------
OTHER INCOME:
  Interest income                    965         177        5,338      1,340
  Miscellaneous                      464      10,601        2,729     12,848
                                  ------     -------       ------     ------
    Total Other Income             1,429      10,778        8,067     14,188
                                  ------     -------       ------     ------
GROSS INCOME                      32,923      44,125       94,111    108,804
                                  ------      ------       ------    -------
INCOME DEDUCTIONS:
  Interest on long-term debt       9,877       8,653       39,253     34,908
  Other interest                   1,088       1,283        2,438      2,651
  Amortization of debt discount
    and expense                      175         162          702        626
  Miscellaneous                       34          34          137        101
                                  ------      ------       ------     ------
    Total Income Deductions       11,174      10,132       42,530     38,286
                                  ------      ------       ------     ------
NET INCOME                        21,749      33,993       51,581     70,518

Preferred stock dividends             --          --           --        488
                                 -------    --------     ---------   -------
NET INCOME APPLICABLE
  TO COMMON STOCK             $   21,749    $ 33,993   $   51,581 $   70,030
                              ----------    --------   ---------- ----------
                              ----------    --------   ---------- ----------

The Notes to Consolidated Financial Statements are an integral part of these statements.





                  The Peoples Gas Light and Coke Company

                       CONSOLIDATED BALANCE SHEETS

                                             December 31,               December 31,
                                                1994      September 30,   1993
                                             (Unaudited)     1994       (Unaudited)
                                            ------------  ------------  -----------
                                                           (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                           $1,773,659  $1,760,004   $1,719,025
     Less - Accumulated depreciation             608,004     596,808      567,651
                                               ---------   ---------    ---------
       Net property, plant and equipment       1,165,655   1,163,196    1,151,374
Other  investments                                 6,324       6,235        8,107
                                               ---------   ---------    ---------
     TOTAL CAPITAL INVESTMENTS - NET           1,171,979   1,169,431    1,159,481
                                               ---------   ---------    ---------
CURRENT ASSETS:

Cash                                               4,121       3,173       15,478
Cash equivalents                                  39,640      54,935           --
Other temporary cash investments,
   at cost that approximates market value            600         600          600
Trust fund, utility construction                  16,440      31,493       68,256
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $20,145,
       $23,400, and $16,120, respectively        106,468      68,786      133,372
   Other                                           5,093       3,377       31,619
Accrued unbilled revenues                         63,367      17,561       72,184
Materials and supplies, at average cost           22,313      21,564       23,593
Gas in storage, at last-in, first-out cost       105,154     123,584      100,295
Gas costs recoverable through rate adjustments    14,983      12,024       43,082
Prepayments                                        1,398       1,649        1,476
                                                --------    --------     --------
     TOTAL CURRENT ASSETS                        379,577     338,746      489,955
                                                --------    --------     --------
DEFERRED CHARGES                                  40,430      40,615       35,753
                                              ----------   ---------    ---------
       TOTAL PROPERTIES AND OTHER ASSETS      $1,591,986  $1,548,792   $1,685,189
                                              ----------   ---------    ---------
                                              ----------   ---------    ---------

  The Notes to Consolidated Financial Statements are an integral part of these statements.







                  The Peoples Gas Light and Coke Company

                        CONSOLIDATED BALANCE SHEETS

                                               December 31,                 December 31,
                                                  1994       September 30,     1993
                                               (Unaudited)       1994       (Unaudited)
                                                ----------   ----------    -----------
                                                       (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares          $  165,307  $  165,307   $  165,307
   Retained earnings                               373,770     366,168      378,029
                                                  --------   ---------     --------
       Total Common Stockholder's Equity           539,077     531,475      543,336
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year     549,150     549,150      549,150
                                                 ---------   ---------    ---------
       TOTAL CAPITALIZATION                      1,088,227   1,080,625    1,092,486
                                                 ---------   ---------    ---------
CURRENT LIABILITIES:

Interim loans                                           --         900       80,650
Accounts payable                                    98,465      95,027      119,215
Dividends payable on common stock                   14,146      13,898       13,650
Customer gas service and credit deposits            50,473      39,543       37,500
Accrued taxes                                       45,897      26,691       51,048
Gas sales revenue refundable through
   rate adjustments                                 40,091      41,167        6,487
Accrued interest                                     8,321      10,204        7,945
Temporary LIFO liquidation credit                    5,121          --       18,452
                                                  --------     -------      -------
       TOTAL CURRENT LIABILITIES                   262,514     227,430      334,947
                                                  --------     -------      -------
RESERVES AND DEFERRED CREDITS:

Deferred income taxes - primarily
   accelerated depreciation                        181,310     176,416      186,413
Investment tax credits being amortized
   over the average lives of related property       35,428      35,836       37,076
Other                                               24,507      28,485       34,267
                                                 ---------    --------     --------
       TOTAL RESERVES AND DEFERRED CREDITS         241,245     240,737      257,756
                                                ----------   ---------    ---------
       TOTAL CAPITALIZATION AND LIABILITIES     $1,591,986  $1,548,792   $1,685,189
                                                ----------   ---------    ---------
                                                ----------   ---------    ---------

The Notes to Consolidated Financial Statements are an integral part of these statements.





                 The Peoples Gas Light and Coke Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                            ------------------
                                                              1994       1993
                                                            -------   --------
                                                                (Thousands)

OPERATING ACTIVITIES:
  Net Income                                               $ 21,749   $ 33,993
  Adjustments to reconcile net income to net cash:
    Depreciation                                             14,786     13,671
    Deferred income taxes and investment tax credits - net    3,926      1,498
    Change in other deferred credits and reserves            (3,418)   (18,003)
    Change in deferred charges                                  185     (9,243)
    Other                                                        25         --
                                                            -------     ------
                                                             37,253     21,916
    Change in current assets and liabilities:
     Receivables - net                                      (39,398)   (61,335)
     Accrued unbilled revenues                              (45,806)   (45,985)
     Materials and supplies                                    (749)        81
     Gas in storage                                          18,430     19,359
     Rate adjustments recoverable or refundable              (4,035)      (810)
     Accounts payable                                         3,438     17,533
     Customer gas service and credit deposits                10,930       (993)
     Accrued taxes                                           19,206     25,799
     Accrued interest                                        (1,883)      (326)
     Temporary LIFO liquidation credit                        5,121     18,452
     Other                                                      249        613
                                                            -------    --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         2,756     (5,696)
                                                            -------    --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (16,763)   (20,040)
  Other assets                                                 (482)      (459)
  Other capital investments                                    (113)       187
                                                            --------   --------
  NET CASH USED IN INVESTING ACTIVITIES                     (17,358)   (20,312)
                                                            --------   --------
FINANCING ACTIVITIES:
  Interim loans - net                                          (900)    17,450
  Issuance of long-term debt                                     --    102,000
  Trust fund, utility construction                           15,053    (68,256)
  Redemption of preferred stock                                  --     (3,400)
  Dividends paid on common stock                            (13,898)   (14,146)
  Dividends paid on preferred stock                              --        (71)
                                                            --------   --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     255     33,577
                                                            --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (14,347)     7,569

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             58,108      7,909
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 43,761   $ 15,478
                                                             ------     ------
                                                             ------     ------

The Notes to Consolidated Financial Statements are an integral part of these statements.


              The Peoples Gas Light and Coke Company
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

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

2A Revenue Recognition

      Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2B Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:


         For the three months
         ended December 31,           1994         1993
         --------------------------------------------------
                                           (Thousands)

         Income taxes paid          $    124     $     65
         Interest paid                12,076       10,108



2C Income Taxes

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

2D Recovery of Gas Costs, Including Charges for Transition Costs

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

      Pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. In September 1994, the Commission entered orders on rehearing that retained the provision for full recovery from customers. (See Notes 3A and 3B.)


3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Filing. On December 16, 1994, the Company filed with the Commission proposed changes in rates that are designed to increase annual revenues by about $59.9 million, exclusive of additional charges for revenue taxes. The Company is seeking a rate of return on original-cost rate base of 10.03 percent, which reflects a 12.7 percent cost of common equity.

   The Company expects that the Commission, following its usual practices, will not issue a decision regarding the Company's rate increase request until November 1995. The Company cannot predict the outcome of its rate increase request.

Environmental Cost Recovery. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only. (See Note 4.)

FERC Order No. 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs.
In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. Any change made pursuant to the Illinois Appellate Court's order on appeal would have a prospective effect only. (See Notes 2D and 3B.)

3B FERC Orders 636, 636-A, and 636-B

   In 1992, the FERC issued Order Nos. 636, 636-A, and 636-B.
Numerous appeals of the 636 Orders are pending before the Federal
Circuit Court of Appeal for the D.C. Circuit.

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

   Under the 636 Orders, pipelines must make separate rate
filings to recover transition costs.  There are four categories of such costs, the largest of which for the Company is GSR costs.
The Company is subject to charges for transition cost recovery by
Natural.   Charges by Natural for transition costs commenced on
January 1, 1994.   On September 29, 1994, the FERC
approved a Stipulation and Agreement (Agreement) filed by
Natural.   The Agreement places a cap of approximately $103
million on the amount of GSR costs recoverable by Natural from the Company. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. As of December 31, 1994, the Company has accrued $34.4 million and has made payments of $25.2 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2D and 3A.)


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

   In 1994, the Company became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. The Company is conducting a preliminary investigation to determine whether gas manufacturing wastes are present at the site.

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of December 31, 1994, the total of the costs deferred by the Company, net of recoveries, was $10.4 million. This amount includes an estimate of the costs of the investigations initiated at the request of the IEPA at the sites referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with former manufactured gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of December 31, 1994 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under rate mechanisms approved by the Commission. As of December 31, 1994, the Company had recovered $241,000 of such costs through rates. (See Note 3A for a discussion of proceedings regarding the recovery of such costs through utility rates.)


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


6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $25 million, or $19.4 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.7 million, or $9.7 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $12.7 million was included in Reserves and Deferred Credits - Other.

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company is being amortized (credited) to operation expense. The effect is to offset increases in costs that the Company will incur during the year. In the quarter ended December 31, 1994, the Company amortized approximately $3.9 million, or $3.0 million after income taxes, leaving a remaining balance of about $9 million included in Reserves and Deferred Credits - Other.


7.  LONG-TERM DEBT

7A Issuance Of Bonds

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

7B Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by the Company's Adjustable-Rate Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1994, have been remarketed. The interest rate on such bonds is 4.20 percent for the period October 1, 1994, through September 30, 1995.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1994, have been remarketed. The interest rate on such bonds is 4.95 percent for the period December 1, 1994, through November 30, 1995.


8.  POSTEMPLOYMENT BENEFITS

   In November 1992, the Financial Accounting Standards Board
(FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement did not have a material effect on financial position or results of operations.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition


RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $12.2 million, to $21.7 million, for the three-months ended December 31, 1994, from the results of last year's similar quarter. Results for the current three-months were adversely affected by: (1) lower gas deliveries resulting from weather that was about 20 percent warmer than the year-ago quarter, and (2) a timing difference in recognizing benefits from a previously announced federal income tax settlement ($3.0 million after income taxes that was recognized in the current year's first quarter versus about $9.6 million after income taxes recognized in the last year's first quarter). An additional $6.7 million from the settlement will be recognized during the remainder of fiscal 1995. (See Note 6 of the Notes to Consolidated Financial Statements.) Benefiting quarterly results were the sales of certain oil and gas interests.

   Net income applicable to common stock decreased $18.4 million, to $51.6 million, for the current 12-month period from the results of last year's like period. Results for the current 12 months were negatively impacted by lower gas deliveries resulting from weather that was 7 percent warmer than the prior year's like period and by the timing difference in recognizing benefits from the tax settlement. Further affecting the 12-months ended results were increased operating expenses, including a higher provision for uncollectible accounts, that were partially offset by sales of certain oil and gas interests.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                   Three Months Ended    12 Months Ended
                                       December 31,        December 31,
                                     1994 Over 1993       1994 Over 1993
                                    -----------------    -----------------
(Thousands of dollars)               Amount   Percent     Amount   Percent
- ---------------------------------------------------------------------------

Net operating revenues (a)          $(8,108)   (6.6)    $(10,079)  (2.4)
Operation and maintenance expenses   (4,704)   (8.3)       1,779    0.8
Depreciation expense                  1,115     8.2        3,680    6.7
Income taxes                         (2,866)  (19.3)      (7,057) (22.3)
Other income                         (9,349)  (86.7)      (6,121) (43.1)
Income deductions                     1,042    10.3        4,244   11.1
Net Income                          (12,244)  (36.0)     (18,449) (26.3)
- -------------------------------------------------------------------------

   (a) Operating revenues, net of gas costs and revenue taxes.



Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2D of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and City.

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

   Net operating revenues decreased $8.1 million, to $114.4 million, and $10.1 million, to $414.4 million, for the three- and 12-month periods, respectively. The three-month period included weather that was about 20 percent warmer than the similar year-ago quarter resulting in lower gas deliveries. Temperatures in the Chicago area during the current three-months through December were the warmest in the last 23 years. Warmer weather in the current 12-months also resulted in lower gas deliveries. Both current periods benefited from the sales of certain oil and gas interests.



Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $4.7 million, to $51.6 million, for the current three-month period, due primarily to recognizing approximately $3.9 million for the fiscal 1995 first-quarter's portion of the balance of the IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.)

   Operation and maintenance expenses increased $1.8 million, to $226.2 million, for the current 12-month period, due mainly to an increase in the provision for uncollectible accounts and higher labor costs that arose mainly from weather-related overtime work and from start-up costs for new customer-service programs. Partially offsetting these items were a reduced workforce, lower employee benefits expenses for pensions and group insurance, and a decrease in the provision for injuries and damages.

Depreciation Expense

   Depreciation expense increased $1.1 million, to $14.8 million, and $3.7 million, to $58.9 million, for the current three- and 12-month periods, respectively, due primarily to depreciable property additions.


Income Taxes

   Income taxes decreased $2.9 million, to $12.0 million, in the current three-month period, due principally to lower pre-tax income.

   Income taxes decreased $7.1 million, to $24.5 million, for the current 12-month period, due primarily to lower pre-tax income.

Other Income

   Other income decreased $9.3 million, to $1.4 million, for the current three-month period, due primarily to recognizing one-half of the IRS settlement of about $9.6 million after income taxes in last year's first quarter. (See Note 6 of the Notes to Consolidated Financial Statements.)

   Other income decreased $6.1 million, to $8.1 million, for the current 12-month period, due primarily to the recognition of the aforementioned IRS settlement in the prior 12-month period. This decrease was partially offset by higher interest income reflecting larger cash balances available for investment and by additional interest income from proceeds being held in a trust fund generated from the December 1993 bond issuance. (See Note 7A of the Notes to Consolidated Financial Statements.)

Income Deductions

   Income deductions increased $1.0 million, to $11.2 million, and $4.2 million, to $42.5 million, for the current three- and 12-month periods, respectively, due chiefly to increased interest on long-term debt reflecting additional debt outstanding.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

FERC Order 636 Costs. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2D, 3A, and 3B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC
Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes
2D, 3A, and 3B of the Notes to Consolidated Financial
Statements.)


Postemployment Benefits. In November 1992, the FASB issued SFAS No. 112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 required adoption by the Company no later than fiscal 1995. (See Note 8 of the Notes to Consolidated Financial Statements.)

Reengineering Study. The Company is undertaking a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.


LIQUIDITY AND CAPITAL RESOURCES

Regulatory Actions. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 3A of the Notes to Consolidated Financial Statements.)

   The Company filed proposed changes in rates with the Commission in December 1994. (See Note 3A of the Notes to
Consolidated Financial Statements.)

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

Bonds Issued. On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. The proceeds were lent to the Company for the purpose of financing the construction of certain facilities within the City. (See Note 7A of the Notes to Consolidated Financial Statements.)

   Additional bonds are issuable by the Company, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the subsidiaries' open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the Company's ability to issue additional debt, as needed.


Credit Lines. On July 1, 1994, the Company reduced its lines of credit to approximately $131 million from $154 million of which North Shore Gas may borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 29, 1995. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 7B of the Notes to Consolidated Financial Statements.)

Interest Coverage. The Company's fixed charges coverage ratios for the 12-months ended December 31, 1994, and for fiscal 1994
and 1993 were 2.80, 3.28, and 3.57, respectively.   The decrease
in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)


                      PART II. OTHER INFORMATION

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


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number          Description ofDocument
         --------     ---------------------------------
            27         Financial Data Schedule


      b.  Reports on Form 8-K filed during the quarter ended
          December 31, 1994

           Date of Earliest Event Reported - November 17, 1994
           Item 5.  Other Events
           Selected Financial Information

           Date of Earliest Event Reported - December 9, 1994
           Item 5.  Other Events
           Rates and Regulation





                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          The Peoples Gas Light and Coke Company
                           -------------------------------------
                                       (Registrant)


 February  9, 1995                 By:  /s/   K. S. BALASKOVITS
 -----------------                     ---------------------------
    (Date)                                  K. S. Balaskovits
                                   Vice President and Controller



                                      (Same as above)
                                  ------------------------------
                                   Principal Accounting Officer