Form 10-Q
period 1995-03-31
PEOPLES GAS LIGHT & COKE CO
filed 1995-05-11
CIK 77388

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)


      / x /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes / x /   No /   /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at April 30, 1995.


                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                    The Peoples Gas Light and Coke Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                           Three                   Six                  Twelve
                                        Months Ended           Months Ended          Months Ended
                                          March 31,              March 31,             March 31,
                                       ----------------      -----------------       --------------
                                        1995     1994         1995       1994        1995      1994
                                       -------  -------      -------    ------      ------    ------
                                                                (Thousands)

OPERATING REVENUES:
  Gas sales                           $323,673  $457,125     $553,484 $753,101    $795,432  $1,026,865
  Transportation of customer-
    owned gas                           40,729    34,110       69,910   64,244     104,610      99,105
  Other                                  3,746     4,011       11,433    8,098      20,514      16,383
                                      --------   -------     --------  -------     -------   ---------
    Total Operating Revenues           368,148   495,246      634,827  825,443     920,556   1,142,353
                                      --------   -------      -------  -------     -------   ---------
OPERATING EXPENSES:
  Gas costs                            179,067   281,580      302,729  453,258     416,374     588,732
  Operation                             44,281    53,060       87,210  101,647     181,608     194,728
  Maintenance                            9,676     8,964       18,383   16,716      36,550      34,005
  Depreciation                          15,027    14,464       29,813   28,135      59,502      56,060
  Taxes - Income                        23,477    26,376       35,456   41,221      21,648      31,801
        - State & local revenue         42,137    54,730       70,771   90,758     101,785     125,079
        - Other                          5,139     5,177        9,627    9,466      18,596      18,734
                                      --------   -------      -------  -------     -------   ---------
 Total Operating Expenses              318,804   444,351      553,989  741,201     836,063   1,049,139
                                      --------   -------      -------  -------     -------   ---------
OPERATING INCOME                        49,344    50,895       80,838   84,242      84,493      93,214
                                      --------   -------      -------  -------     -------   ---------
OTHER INCOME:
  Interest income                        1,606       768        2,571      944       6,176       1,912
  Miscellaneous                            367     1,055          831   11,657       2,041      13,117
                                       -------    ------      -------   ------     -------    --------
    Total Other Income                   1,973     1,823        3,402   12,601       8,217      15,029
                                      --------   -------      -------   ------     -------     -------
GROSS INCOME                            51,317    52,718       84,240   96,843      92,710     108,243
                                      --------   -------      -------   ------     -------     -------
INCOME DEDUCTIONS:
  Interest on long-term debt             9,985     9,792       19,862   18,446      39,447      36,058
  Other interest                         1,632       740        2,720    2,023       3,331       2,685
  Amortization of debt discount
    and expense                            197       176          372      337         723         651
  Miscellaneous                             34        34           68       68         136         126
                                       -------    ------      -------   ------      ------      ------
    Total Income Deductions             11,848    10,742       23,022   20,874      43,637      39,520
                                       -------    ------      -------   ------      ------      ------
NET INCOME                              39,469    41,976       61,218   75,969      49,073      68,723
                                       -------   -------      -------  -------      ------      ------
Preferred stock dividends                   --       --           --       --          --          267
                                       -------   -------      -------   ------     -------     -------
NET INCOME APPLICABLE
  TO COMMON STOCK                     $ 39,469  $ 41,976     $ 61,218 $ 75,969    $ 49,073   $  68,456
                                       =======   =======      =======  =======     =======    ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company
                       CONSOLIDATED BALANCE SHEETS


                                              March 31,                  March 31,
                                                1995     September 30,     1994
                                             (Unaudited)     1994       (Unaudited)
                                             -----------  -----------   ----------
                                                          (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                           $1,784,962  $1,760,004   $1,728,509
     Less - Accumulated depreciation             615,234     596,808      578,891
                                               ---------   ---------    ---------
       Net property, plant and equipment       1,169,728   1,163,196    1,149,618
Other  investments                                 5,865       6,235        8,177
                                               ---------   ---------    ---------
     TOTAL CAPITAL INVESTMENTS - NET           1,175,593   1,169,431    1,157,795
                                               ---------   ---------    ---------
CURRENT ASSETS:

Cash                                              34,197       3,173       10,264
Cash equivalents                                 151,795      54,935       78,866
Other temporary cash investments,
   at cost that approximates market value            600         600          600
Trust fund, utility construction                      --      31,493       57,234
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $20,173,
       $23,400, and $19,388, respectively        131,018      68,786      212,690
   Other                                           4,632       3,377        9,424
Accrued unbilled revenues                         38,879      17,561       44,848
Materials and supplies, at average cost           22,524      21,564       22,731
Gas in storage, at last-in, first-out cost        59,971     123,584       52,915
Gas costs recoverable through rate adjustments     7,986      12,024       19,755
Prepayments                                        2,847       1,649        2,789
                                                --------    --------     --------
     TOTAL CURRENT ASSETS                        454,449     338,746      512,116
                                                --------    --------     --------
DEFERRED CHARGES                                  43,185      40,615       35,788
                                                --------     -------     --------
       TOTAL PROPERTIES AND OTHER ASSETS      $1,673,227  $1,548,792   $1,705,699
                                               =========   =========    =========

  The Notes to Consolidated Financial Statements are an integral part of these statements.








                  The Peoples Gas Light and Coke Company
                        CONSOLIDATED BALANCE SHEETS

                                               March 31,                March 31,
                                                 1995     September 30,     1994
                                              (Unaudited)     1994      (Unaudited)
                                              ----------  ------------  ----------
                                                    (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares        $  165,307  $  165,307   $  165,307
   Retained earnings                             399,094     366,168      406,356
                                                --------    --------     --------
       Total Common Stockholder's Equity         564,401     531,475      571,663
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year   549,150     549,150      549,150
                                                --------    --------     --------
       TOTAL CAPITALIZATION                    1,113,551   1,080,625    1,120,813
                                               ---------   ---------    ---------
CURRENT LIABILITIES:

Interim loans                                        900         900          900
Accounts payable                                  93,052      95,027       99,658
Dividends payable on common stock                 14,146      13,898       13,650
Customer gas service and credit deposits          25,394      39,543       14,788
Accrued taxes                                     65,754      26,691       85,167
Gas sales revenue refundable through
   rate adjustments                               58,669      41,167        5,156
Accrued interest                                  10,230      10,204        9,802
Temporary LIFO liquidation credit                 53,308          --       99,396
                                               ---------   ---------    ---------
       TOTAL CURRENT LIABILITIES                 321,453     227,430      328,517
                                               ---------   ---------    ---------
RESERVES AND DEFERRED CREDITS:

Deferred income taxes - primarily
   accelerated depreciation                      185,219     176,416      186,307
Investment tax credits being amortized
   over the average lives of related property     35,024      35,836       36,673
Other                                             17,980      28,485       33,389
                                                --------    --------     --------
       TOTAL RESERVES AND DEFERRED CREDITS       238,223     240,737      256,369
                                                --------    --------     --------
       TOTAL CAPITALIZATION AND LIABILITIES   $1,673,227  $1,548,792   $1,705,699
                                               =========   =========    =========


The Notes to Consolidated Financial Statements are an integral part of these statements.





                 The Peoples Gas Light and Coke Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                           --------------------
                                                             1995       1994
                                                           --------   --------
                                                                (Thousands)

OPERATING ACTIVITIES:
  Net Income                                               $ 61,218   $ 75,969
  Adjustments to reconcile net income to net cash:
    Depreciation                                             29,813     28,135
    Deferred income taxes and investment tax credits - net    6,878        928
    Change in other deferred credits and reserves            (9,392)   (18,820)
    Change in deferred charges                               (2,570)    (9,278)
    Other                                                        33         15
    Change in current assets and liabilities:
     Receivables - net                                      (63,487)  (118,458)
     Accrued unbilled revenues                              (21,318)   (18,649)
     Gas in storage                                          63,613     66,739
     Rate adjustments recoverable or refundable              21,540     21,186
     Accounts payable                                        (1,975)    (2,024)
     Customer gas service and credit deposits               (14,149)   (23,705)
     Accrued taxes                                           39,063     59,918
     Accrued interest                                            26      1,531
     Temporary LIFO liquidation credit                       53,308     99,396
     Other                                                   (2,158)       244
                                                           ---------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 160,443    163,127
                                                           ---------   -------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (34,994)   (32,308)
  Other assets                                               (1,351)      (899)
  Other capital investments                                     337        102
                                                            --------   -------
  NET CASH USED IN INVESTING ACTIVITIES                     (36,008)   (33,105)
                                                            --------   -------
FINANCING ACTIVITIES:
  Interim loans - net                                            --    (62,300)
  Issuance of long-term debt                                     --    102,000
  Trust fund, utility construction                           31,493    (57,234)
  Redemption of preferred stock                                  --     (3,400)
  Dividends paid on common stock                            (28,044)   (27,796)
  Dividends paid on preferred stock                              --        (71)
                                                            --------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         3,449    (48,801)
                                                            --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   127,884     81,221

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             58,108      7,909
                                                            --------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $185,992   $ 89,130
                                                            =======    =======

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

2B  Basis of Accounting

      The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards
   (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator. Regulatory assets represent certain costs which have been or are expected to be recovered from customers through the ratemaking process. When such costs occur, they are deferred as assets in the balance sheet and recorded as expenses when like amounts are included in rates.

2C Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the six months
         ended March 31,             1995          1994
        --------------------------------------------------
                                         (Thousands)

         Income taxes paid          $10,435       $22,445
         Interest paid               20,989        18,604


2D Income Taxes

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

2E Recovery of Gas Costs, Including Charges for Transition Costs

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

      The Illinois Commerce Commission (Commission) conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1992 through 1995 are currently pending before the Commission.

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

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company and North Shore Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. Any change made pursuant to the Supreme Court's decision will have a prospective effect only.

FERC Order No. 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs.
In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. Any change made pursuant to the Illinois Appellate Court's order on appeal would have a prospective effect only. (See Notes 2E and 3B.)

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

   As part of the restructuring process, the Company elected necessary levels of services from the menu of restructured services offered by the various pipelines. Also during 1993, the Company took the steps necessary to obtain reliable gas supply as a replacement for the bundled merchant service supply which was no longer available from the interstate pipelines to any significant extent.

   Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap of approximately $103 million on the amount of GSR costs recoverable by Natural from the Company. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. As of March 31, 1995, the Company has accrued $41.7 million and has made payments of $31.7 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2E and 3A.)


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

   The Company, in cooperation with the Illinois Environmental Protection Agency (IEPA), is conducting investigations of certain sites (a total of 29) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, except for the 110th Street Station site (discussed below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, the Company may conduct a remedial investigation/feasibility study (RI/FS) at the Pitney Court Station and Division Street sites under the supervision of the IEPA. In addition, the Company is conducting investigations under the supervision of the IEPA at the 110th Street Station and Equitable Distribution Station sites.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of March 31, 1995, the total of the costs deferred by the Company, net of recoveries, was $10.4 million. This amount includes an estimate of the costs of the investigations initiated at the request of the IEPA at the sites referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with former manufactured gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of March 31, 1995 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under rate mechanisms approved by the Commission. As of March 31, 1995, the Company had recovered $332,000 of such costs through rates. (See Note 3A for a discussion of proceedings regarding the recovery of such costs through utility rates.)


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


6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990.
The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $25 million, or $19.4 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included
$12.7 million, or $9.7 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income
- - Miscellaneous. At September 30, 1994, approximately $12.7 million was included in Reserves and Deferred Credits - Other.


   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company is being amortized (credited) to operation expense. The effect is to offset increases in costs that the Company will incur during the year. In the six months ended March 31, 1995, the Company amortized approximately $9.5 million, or $7.2 million after income taxes, leaving a remaining balance of about $3.2 million included in Reserves and Deferred Credits - Other.


7.  LONG-TERM DEBT

7A Issuance Of Bonds

   On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds ($75 million 5-3/4 percent Series A and $27 million adjustable-rate Series B), which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. The proceeds were lent to the Company for the purpose of financing the construction of certain facilities within the City. The proceeds were held in a trust fund until drawn by the Company for reimbursement of construction expenditures. The final draw occurred in February 1995. All assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

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

   SFAS No. 6 sets forth the requirements for excluding from current liabilities in the Company's financial statements obligations that would otherwise be considered short-term obligations. In order to meet these requirements, the Company established a three year line of credit with The Northern Trust Company in the amount of $37.4 million. If the Company were required to purchase all or a part of the aforementioned adjustable-rate bonds, the Company could draw on the line of credit to fund such purchase or purchases.


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

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $2.5 million, to $39.5 million, for the three-months ended March 31, 1995, due mainly to weather that was more than 12 percent warmer than the year-ago quarter. This decrease was partially offset by lower operation and maintenance expenses resulting primarily from the current quarter's benefit of recognizing about $4.3 million after income taxes from a previously announced federal income tax settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) Also favorably impacting the current three-month period was a decrease in the provision for uncollectible accounts that was prompted by a drop in revenues.

   Net income applicable to common stock decreased $14.8 million, to $61.2 million, and $19.4 million, to $49.1 million, for the current six- and 12-month periods, respectively, from the results of last year's like periods. Results for the current six- and 12-month periods were negatively affected by weather that was 16 percent warmer than the respective prior periods and by the timing difference in recognizing benefits from the tax settlement.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                             Three Months Ended        Six MonthsEnded       12 Months Ended
                               March 31, 1995           March 31, 1995       March 31, 1995
                             Increase/(Decrease)     Increase/(Decrease)   Increase/(Decrease)
                              from Prior Period       from Prior Period      from Prior Period
                              -----------------       -----------------      -----------------
(Thousands of dollars)         Amount       %         Amount      %         Amount       %
- ----------------------------------------------------------------------------------------------

Net operating revenues (a)    $(11,992)    (7.5)    $(20,100)   (7.1)     $(26,145)    (6.1)
Operation and
    maintenance expenses        (8,067)   (13.0)     (12,770)  (10.8)      (10,575)    (4.6)
Depreciation expense               563      3.9        1,678     6.0         3,442      6.1
Income taxes                    (2,899)   (11.0)      (5,765)  (14.0)      (10,153)   (31.9)
Other income                       150      8.2       (9,199)  (73.0)       (6,812)   (45.3)
Income deductions                1,106     10.3        2,148    10.3         4,117     10.4
Net Income Applicable
    to Common Stock             (2,507)    (6.0)     (14,751)  (19.4)      (19,383)   (28.3)
- ----------------------------------------------------------------------------------------------

   (a) Operating revenues, net of gas costs and revenue taxes.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2E of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and City.

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

   Net operating revenues decreased $12.0 million, to $146.9 million, $20.1 million, to $261.3 million, and $26.1 million, to $402.4 million, for the three-, six-, and 12-month periods, respectively. These results were caused by warmer weather in each of the more recent periods.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $8.1 million, to $54.0 million, and $12.8 million, to $105.6 million, for the current three- and six-month periods, respectively, due principally to recognizing approximately $5.6 million for the second quarter's portion and $9.5 million for the fiscal 1995 to date portion of the balance of the IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.)
Additionally, the provision for uncollectible accounts decreased about $2.8 million in the current three- and six-month periods from the similar prior periods, reflecting the reduction in sales revenues due to warmer weather.

   Operation and maintenance expenses decreased $10.6 million, to $218.2 million, for the 12-month period, due mainly to recognizing about $9.5 million for the aforementioned IRS settlement in the current period. Also, lower group insurance expenses ($2.5 million) related to reduced SFAS No. 106 costs based on lower assumed health care costs and a decline in pension expenses ($1.9 million) principally reflecting a discount rate change were partially offset by an increase in the provision for uncollectible accounts ($3.7 million), which includes a $3.7 million increase to adjust the balance sheet allowance.

Depreciation Expense

   Depreciation expense increased $563,000, to $15.0 million, $1.7 million, to $29.8 million, and $3.4 million, to $59.5 million, for the current three-, six-, and 12-month periods, respectively, due primarily to depreciable property additions.

Income Taxes

   Income taxes, exclusive of amounts included in other income related to an IRS settlement, declined $2.9 million, to $23.5 million, $5.8 million, to $35.5 million, and $10.2 million, to $21.6 million, in the current three-, six-, and 12-month periods, due principally to lower pre-tax income.

Other Income

   Other income declined $9.2 million, to $3.4 million, for the current six-month period, due primarily to recognizing one-half of the IRS settlement of about $9.6 million after income taxes in last year's similar period. (See Note 6 of the Notes to Consolidated Financial Statements.)

   Other income declined $6.8 million, to $8.2 million, for the current 12-month period, due mainly to the recognition of the above-mentioned IRS settlement ($9.6 million after income taxes) in the prior 12-month period. This decrease was partially offset by higher interest income reflecting larger cash balances available for investment.

Income Deductions

   Income deductions increased $1.1 million, to $11.8 million, $2.1 million, to $23.0 million, and $4.1 million, to $43.6 million, for the current three-, six-, and 12-month periods, respectively, due chiefly to increased interest expense on the following items: long-term debt, amounts refundable to customers, and budget accounts. These increased items were partially offset by decreased interest on short-term borrowings.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

FERC Order 636 Costs. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2E, 3A, and 3B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC
Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes
2E, 3A, and 3B of the Notes to Consolidated Financial
Statements.)

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


Operating Statistics. The following table represents gas distribution margin components:

                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    March 31,            March 31,           March 31,
                               ------------------    ----------------   -------------------
                                 1995       1994      1995      1994      1995        1994
                               ---------  --------   ------   -------   --------   --------

Operating Revenues (thousands):
  Gas sales
    Residential                 $267,744  $368,484  $462,767  $616,034  $667,116   $ 844,886
    Commercial                    46,117    69,681    75,185   108,813   105,450     144,792
    Industrial                     9,812    18,960    15,532    28,254    22,866      37,187
                                 -------   -------   -------   -------   -------   ---------
                                 323,673   457,125   553,484   753,101   795,432   1,026,865
                                 -------   -------   -------   -------   -------   ---------
  Transportation
    Residential                   14,178    12,245    24,285    23,035    35,587      34,495
    Commercial                    17,094    14,470    28,798    26,619    41,950      39,763
    Industrial                     9,457     7,395    16,827    14,590    27,073      24,847
                                 -------   -------   -------   -------   -------     -------
                                  40,729    34,110    69,910    64,244   104,610      99,105
                                 -------   -------    ------    ------   -------     -------
  Other                            3,746     4,011    11,433     8,098    20,514      16,383
                                 -------    ------    ------    ------   -------     -------
Total Operating Revenues         368,148   495,246   634,827   825,443   920,556   1,142,353
Gas Costs                       (179,067) (281,580) (302,729) (453,258) (416,374)   (588,732)
Revenues Taxes                   (42,137)  (54,730)  (70,771)  (90,758) (101,785)   (125,079)
                                --------  --------  --------  --------  --------    --------
Net Operating Revenues          $146,944  $158,936  $261,327  $281,427  $402,397    $428,542
                                 =======   =======   =======   =======   =======     =======

Deliveries (MMcf):
  Sales
    Residential                   51,752    59,496    83,220    97,734   108,133     126,073
    Commercial                     9,161    11,626    14,174    18,004    18,735      23,424
    Industrial                     2,094     3,357     3,141     4,987     4,475       6,541
                                 -------   -------   -------   -------   -------     -------
                                  63,007    74,479   100,535   120,725   131,343     156,038
                                 -------   -------   -------   -------   -------     -------
  Transportation
    Residential                   10,507    10,534    17,442    18,419    23,510      24,799
    Commercial                    15,154    15,023    24,772    25,773    35,343      36,008
    Industrial                    10,262     9,150    18,628    17,392    30,464      28,788
                                 -------   -------   -------    ------   -------      ------
                                  35,923    34,707    60,842    61,584    89,317      89,595
                                 -------   -------   -------    ------    ------      ------
Total Sales
  and Transportation              98,930   109,186   161,377   182,309   220,660     245,633
                                 =======  ========   =======   =======   =======     =======
Margin per Mcf
  delivered                        $1.49     $1.46     $1.62     $1.54     $1.82       $1.74





LIQUIDITY AND CAPITAL RESOURCES

Regulatory Actions. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 3A of the Notes to Consolidated Financial Statements.)

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

Interest Coverage. The Company's fixed charges coverage ratios for the 12-months ended March 31, 1995, and for fiscal 1994 and
1993 were 2.63, 3.28, and 3.57, respectively.   The decrease in
the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)


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

Item 4. Submission of Matters to a Vote of Security Holders

        a. 1. The Board of directors acted by written consent in lieu of meeting on March 22, 1995 to adopt a resolution amending the Company's Charter to limit the liability of the Company's directors and to provide for indemnification and the advancement of expenses, and to recommend that the sole shareholder of the Company approve said resolution.

              2. The Company's sole shareholder acted by written
                 consent in lieu of meeting on March 22, 1995 to approve and adopt a resolution to amend the Company's Charter.

              3. The Company's sole shareholder acted by written
                 consent in lieu of an annual meeting of
                 shareholders on March 30, 1995.

        b. On March 30, 1995, the following persons were elected Directors of the Company by written consent and comprise the entire Board of Directors of the Company: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry.

        c. The following matter was voted upon by written consent in lieu of an annual meeting of shareholders:

              1. The election of nominees for directors who will
                 serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:

                                        FOR         WITHHELD
                                    -----------    ----------

          Kenneth S. Balaskovits     24,817,566        0
          J. Bruce Hasch             24,817,566        0
          James Hinchliff            24,817,566        0
          Michael S. Reeves          24,817,566        0
          Richard E. Terry           24,817,566        0


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number            Description of Document
         ---------     ---------------------------------
            27         Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended
         March 31, 1995

         None.



















                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.



                               The Peoples Gas Light and Coke Company
                               ---------------------------------------
                                             (Registrant)



  May 11, 1995                       By:    /s/    K. S. BALASKOVITS
- ---------------                         -------------------------------
     (Date)                                  K. S. Balaskovits
                                       Vice President and Controller




                                                    (Same as above)
                                           -----------------------------
                                           Principal Accounting Officer