Form 10-Q
period 1995-06-30
PEOPLES GAS LIGHT & COKE CO
filed 1995-08-10
CIK 77388

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1995

                                OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [x]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at July 31, 1995.


                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                    The Peoples Gas Light and Coke Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                      Three                 Nine                Twelve
                                   Months Ended         Months Ended          Months Ended
                                     June 30,             June 30,              June 30,
                                   -------------       ---------------       ---------------
                                   1995     1994       1995       1994       1995       1994
                                   ----     ----       ----       ----       ----       ----
                                                         (Thousands)

OPERATING REVENUES:
  Gas sales                      $136,909  $156,749  $690,393  $  909,851  $775,591  $1,010,591
  Transportation of customer-
    owned gas                      23,022    19,381    92,932      83,624   108,251      98,856
  Other                             3,794     5,034    15,227      13,132    19,276      17,100
                                  -------   -------   -------   ---------   -------   ---------
    Total Operating Revenues      163,725   181,164   798,552   1,006,607   903,118   1,126,547
                                  -------   -------   -------   ---------   -------   ---------
OPERATING EXPENSES:
  Gas costs                        58,260    79,344   360,990     532,602   395,290     578,999
  Operation                        43,474    42,988   130,683     144,636   182,093     191,959
  Maintenance                      10,152     9,057    28,535      25,774    37,644      34,922
  Depreciation                     14,308    14,900    44,121      43,034    58,911      57,320
  Taxes - Income                      947        33    36,403      41,253    22,563      30,993
        - State & local revenue    19,015    20,574    89,786     111,332   100,227     123,626
        - Other                     4,963     4,248    14,590      13,713    19,311      18,278
                                  -------   -------   -------     -------   -------   ---------
      Total Operating Expenses    151,119   171,144   705,108     912,344   816,039   1,036,097
                                  -------   -------   -------     -------   -------   ---------
OPERATING INCOME                   12,606    10,020    93,444      94,263    87,079      90,450
                                  -------   -------   -------     -------   -------   ---------
OTHER INCOME:
  Interest income                   3,222     1,805     5,793       2,748     7,594       2,942
  Miscellaneous                        80       437       911      12,095     1,683      12,678
                                    -----     -----     -----      ------     -----      ------
    Total Other Income              3,302     2,242     6,704      14,843     9,277      15,620
                                    -----     -----     -----      ------     -----      ------
GROSS INCOME                       15,908    12,262   100,148     109,106    96,356     106,070
                                   ------    ------   -------     -------    ------     -------
INCOME DEDUCTIONS:
  Interest on long-term debt       10,002     9,792    29,864      28,238    39,656      36,787
  Other interest                    1,861       281     4,581       2,304     4,911       2,671
  Amortization of debt discount
    and expense                       192       176       564         513       739         667
  Miscellaneous                        34        34       102         102       137         146
                                   ------    ------    ------      ------    ------      ------
    Total Income Deductions        12,089    10,283    35,111      31,157    45,443      40,271
                                   ------    ------    ------      ------    ------      ------
NET INCOME                          3,819     1,979    65,037      77,949    50,913      65,799
                                   ------    ------    ------      ------    ------      ------
Preferred stock dividends              --        --        --          --        --          71
                                   ------    ------    ------      ------    ------      ------
NET INCOME APPLICABLE
  TO COMMON STOCK                $  3,819  $  1,979  $ 65,037  $   77,949  $ 50,913  $   65,728
                                  =======   =======   =======   =========   =======   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.




                  The Peoples Gas Light and Coke Company

                       CONSOLIDATED BALANCE SHEETS



                                               June 30,                June 30,
                                                 1995    September 30,   1994
                                             (Unaudited)     1994    (Unaudited)
                                             ----------- ------------ ----------
                                                         (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
   at original cost                           $1,801,182  $1,760,004  $1,742,675
     Less - Accumulated depreciation             624,731     596,808     589,400
                                               ---------   ---------   ---------
       Net property, plant and equipment       1,176,451   1,163,196   1,153,275
Other  investments                                 5,718       6,235       6,628
                                               ---------   ---------   ---------
     TOTAL CAPITAL INVESTMENTS - NET           1,182,169   1,169,431   1,159,903
                                               ---------   ---------   ---------
CURRENT ASSETS

Cash                                               2,824       3,173       3,771
Cash equivalents                                 210,905      54,935     135,694
Other temporary cash investments,
   at cost that approximates market value            600         600         600
Trust fund - utility construction                     --      31,493      44,494
          - bond redemption                       50,237          --          --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $18,993,
       $23,400, and $17,995, respectively         70,758      68,786     117,931
   Other                                           2,625       3,377       2,563
Accrued unbilled revenues                         14,025      17,561      13,269
Materials and supplies, at average cost           15,455      21,564      22,515
Gas in storage, at last-in, first-out cost        72,894     123,584      82,203
Gas costs recoverable through rate adjustments     4,904      12,024      14,208
Prepayments                                        2,049       1,649       2,129
                                                 -------     -------     -------
     TOTAL CURRENT ASSETS                        447,276     338,746     439,377
                                                 -------     -------     -------
DEFERRED CHARGES                                  36,758      40,615      36,582
                                               ---------   ---------   ---------
     TOTAL PROPERTIES AND OTHER ASSETS        $1,666,203  $1,548,792  $1,635,862
                                               =========   =========   =========


The Notes to Consolidated Financial Statements are an integral part of these statements.



                  The Peoples Gas Light and Coke Company
                       CONSOLIDATED BALANCE SHEETS


                                                June 30,                 June 30,
                                                  1995     September 30,   1994
                                               (Unaudited)     1994     (Unaudited)
                                               ----------- ------------- ---------
                                                        (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares         $  165,307  $  165,307  $  165,307
   Retained earnings                              388,518     366,168     394,189
                                                  -------     -------     -------
       Total Common Stockholder's Equity          553,825     531,475     559,496
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    549,150     549,150     549,150
                                                  -------     -------     -------
       TOTAL CAPITALIZATION                     1,102,975   1,080,625   1,108,646
                                                ---------   ---------   ---------
CURRENT LIABILITIES

Interim loans                                          --         900         100
Accounts payable                                   80,792      95,027     105,746
Dividends payable on common stock                  14,394      13,898      14,146
Customer gas service and credit deposits           26,650      39,543      16,809
Sinking fund payments and maturities,
   due within one year -
     Long-term debt                                50,000          --          --
Accrued taxes                                      50,374      26,691      50,897
Gas sales revenue refundable through
   rate adjustments                                55,365      41,167      28,843
Accrued interest                                    8,852      10,204       8,392
Temporary LIFO liquidation credit                  37,848          --      45,797
                                                  -------     -------     -------
       TOTAL CURRENT LIABILITIES                  324,275     227,430     270,730
                                                  -------     -------     -------
RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
   accelerated depreciation                       188,448     176,416     191,863
Investment tax credits being amortized
   over the average lives of related property      34,623      35,836      36,236
Other                                              15,882      28,485      28,387
                                                ---------   ---------   ---------
       TOTAL RESERVES AND DEFERRED CREDITS        238,953     240,737     256,486
                                                ---------   ---------   ---------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,666,203  $1,548,792  $1,635,862
                                                =========   =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.



                  The Peoples Gas Light and Coke Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                            Nine Months Ended
                                                                  June 30,
                                                              ---------------
                                                              1995       1994
                                                              ----       ----
                                                                (Thousands)

OPERATING ACTIVITIES:
  Net Income                                                $ 65,037  $ 77,949
  Adjustments to reconcile net income to net cash:
    Depreciation                                              44,121    43,034
    Deferred income taxes and investment tax credits - net     9,327     7,873
    Change in other deferred credits and reserves            (11,111)  (25,648)
    Change in deferred charges                                 3,857   (10,072)
    Other                                                         33        16
    Change in current assets and liabilities:
     Receivables - net                                        (1,220)  (16,838)
     Accrued unbilled revenues                                 3,536    12,930
     Materials and supplies                                    6,109     1,158
     Gas in storage                                           50,690    37,451
     Rate adjustments recoverable or refundable               21,318    50,420
     Accounts payable                                        (14,235)    4,135
     Customer gas service and credit deposits                (12,893)  (21,684)
     Accrued taxes                                            23,683    25,648
     Accrued interest                                         (1,352)      121
     Temporary LIFO liquidation credit                        37,848    45,796
     Other                                                      (401)     (109)
                                                             -------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  224,347   232,180
                                                             -------   -------
INVESTING ACTIVITIES:
  Capital expenditures - construction                        (56,052)  (50,089)
  Other assets                                                (1,324)   (1,674)
  Other capital investments                                      484     1,650
                                                             --------  --------
  NET CASH USED IN INVESTING ACTIVITIES                      (56,892)  (50,113)
                                                             --------  --------
FINANCING ACTIVITIES:
  Interim loans - net                                           (900)  (63,100)
  Issuance of long-term debt                                  50,000   102,000
  Trust fund, bond redemption                                (50,237)       --
  Trust fund, utility construction                            31,493   (44,494)
  Redemption of preferred stock                                   --    (3,400)
  Dividends paid on preferred stock                               --       (71)
  Dividends paid on common stock                             (42,190)  (41,446)
                                                            ---------  --------
  NET CASH USED IN FINANCING ACTIVITIES                      (11,834)  (50,511)
                                                            ---------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    155,621   131,556

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              58,108     7,909
                                                            --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $213,729  $139,465
                                                            ========  ========

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

      Income taxes and interest paid (excluding capitalized
   interest) were as follows:
         For the nine months
         ended June 30,             1995              1994
         ---------------------------------------------------

                                (Thousands)
         Income taxes paid        $10,435            $28,121
         Interest paid             33,147             30,000


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


3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Filing. On December 16, 1994, the Company filed with the Commission proposed changes in rates. The Company subsequently lowered its request and is seeking changes in rates that are designed to increase annual revenues by about $41 million, exclusive of additional charges for revenue taxes, based on a rate of return on original-cost rate base of 9.55 percent which reflects an 11.8 percent cost of common equity.

   The Company expects that the Commission, following its usual practices, will not issue a decision regarding the Company's rate increase request until November 1995. The Company cannot predict the outcome of its rate increase request.

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court.
In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company and North Shore Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. The Commission has until December 20, 1995 to issue its order on remand. Any change made pursuant to the Supreme Court's decision will have a prospective effect only.

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

   Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap of approximately $103 million on the amount of GSR costs recoverable by Natural from the Company. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. As of June 30, 1995, the Company has accrued $41.7 million and has made payments of $38.1 million toward the cap.

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

   The Company, in cooperation with the Illinois Environmental
Protection Agency (IEPA), is conducting investigations of certain sites (a total of 29) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, except for the 110th Street Station site (discussed below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, the Company may conduct a remedial investigation/feasibility study (RI/FS) at the Division Street site under the supervision of the IEPA. In addition, the Company is conducting investigations under the supervision of the IEPA at the 110th Street Station and Equitable Distribution Station sites.

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

   The Company has been sued by a prior owner and has received demands from the current owner of a site in Chicago formerly called Pitney Court Station. The former owner alleges damages of over $1 million arising from alleged contamination by the Company resulting from past gas manufacturing activities on the property. The current owner has demanded that the Company assume responsibility for investigation and remediation of the alleged contamination.
The Company is currently evaluating these claims.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of June 30, 1995, the total of the costs deferred by the Company, net of recoveries, was $10.5 million. This amount includes an estimate of the costs of the investigations initiated at the request of the IEPA at the sites referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with former manufactured gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of June 30, 1995 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under rate mechanisms approved by the Commission. As of June 30, 1995, the Company had recovered $369,000 of such costs through rates. (See Note 3A for a discussion of proceedings regarding the recovery of such costs through utility rates.)


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

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company is being amortized (credited) to operation expense. The effect is to offset increases in costs that the Company will incur during the year. In the nine months ended June 30, 1995, the Company amortized approximately $11.6 million, or $8.8 million after income taxes, leaving a remaining balance of about $1.1 million included in Reserves and Deferred Credits - Other.


7.  LONG-TERM DEBT

7A Issuance Of Bonds

   On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 percent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem $50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by the Company will be used for the payment of expenses of issuance, including the underwriters' fee.

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

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $1.8 million, to $3.8 million, for the three-months ended June 30, 1995, from the results of last year's similar quarter. The current three-month period benefited from higher natural gas deliveries, partly due to increased fuel usage during this year's cooler springtime weather. Also favorably impacting the current three-month period was the recognition of a portion of the previously announced federal income tax settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) These benefits were partially offset by higher operating costs and interest expense.

   Net income applicable to common stock decreased $12.9 million, to $65.0 million, for the current nine-month period, due mainly to a decline in natural gas deliveries resulting from weather that was 13 percent warmer than in the year-ago period. Results for the current nine-month period were also hindered by higher depreciation and interest expense, partially offset by the sale of certain oil and gas rights.

   Net income applicable to common stock decreased $14.8 million, to $50.9 million, for the current 12-month period, due mainly to a decline in natural gas deliveries resulting from weather that was 14 percent warmer than the respective prior period. Results for the current 12-month period were also adversely affected by increased operating costs and interest expense, partially offset by the sale of oil and gas rights, along with an increase in interest income.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                            Three Months Ended     Nine Months Ended      12 Months Ended
                               June 30, 1995         June 30, 1995         June 30, 1995
                            Increase/(Decrease)    Increase/(Decrease)   Increase/(Decrease)
                             from Prior Period      from Prior Period     from Prior Period
                            -------------------    -------------------   -------------------
(Thousands of dollars)        Amount       %         Amount       %         Amount      %
--------------------------------------------------------------------------------------------

Net operating  revenues (a)   $5,204      6.4      ($14,897)    (4.1)     $(16,321)   (3.9)
Operation and
    maintenance expenses       1,581      3.0       (11,192)    (6.6)       (7,144)   (3.1)
Depreciation expense            (592)    (4.0)        1,087      2.5         1,591     2.8
Income taxes                     914  2,769.7        (4,850)   (11.8)       (8,430)  (27.2)
Other income                   1,060     47.3        (8,139)   (54.8)       (6,343)  (40.6)
Income deductions              1,806     17.6         3,954     12.7         5,172    12.8
Net Income Applicable
    to Common Stock            1,840     93.0       (12,912)   (16.6)      (14,815)  (22.5)
--------------------------------------------------------------------------------------------


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

   Net operating revenues increased $5.2 million, to $86.5 million, for the current three-month period, due mainly to higher gas deliveries reflecting colder weather than the year-ago period.

   Net operating revenues decreased $14.9 million, to $347.8 million, and $16.3 million, to $407.6 million, for the nine- and 12-month periods, respectively, primarily reflecting warmer weather than in the similar year-ago periods, partially offset by increased other gas deliveries.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $1.6 million, to $53.6 million, in the current three-month period due primarily to increased costs associated with the following items: distribution system ($919,000), group insurance expenses ($534,000), rental expenses ($485,000), reengineering expenses ($424,000), and contractor maintenance at the underground storage plant ($341,000). These increases were partially offset by recognizing about $2.1 million for the current period's portion of the balance of the IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.)

   Operation and maintenance expenses decreased $11.2 million, to $159.2 million, in the current nine-month period due principally to recognizing approximately $11.6 million for the aforementioned IRS
settlement.   Also affecting the current period were a reduction in
the provision for uncollectible accounts ($2.8 million) reflecting lower sales due to weather partially offset by an increase in the provision rate, a decline in pension expenses ($518,000) principally reflecting a change in discount rate, and lower group insurance expenses ($434,000) related to SFAS No. 106 costs. Partially offsetting these decreases were increased expenses for the distribution system ($1.8 million) and underground storage plant ($1.2 million), an increase in the provision for injuries and damages ($1.2 million), and incurred reengineering expenses ($917,000).

   Operation and maintenance expenses decreased $7.1 million, to $219.7 million, in the current 12-month period due mainly to recognizing approximately $11.6 million for the aforementioned IRS settlement. Additionally, a decline in pension expenses ($1.2 million) and lower group insurance expenses ($569,000) impacted the current period. These items were partially offset by an increase in the provision for uncollectible accounts ($3.6 million), which includes a $3.7 million increase to adjust the balance sheet allowance, increased expenses for the distribution system ($1.4 million) and underground storage plant ($1.7 million), and incurred reengineering expenses ($918,000).

Depreciation Expense

   Depreciation expense decreased $592,000, to $14.3 million, for the current three-month period, due principally to an adjustment for net dismantling costs.

   Depreciation expense increased $1.1 million, to $44.1 million, and $1.6 million, to $58.9 million, for the current nine- and 12-month periods, respectively, due primarily to depreciable property additions.

Income Taxes

   Income taxes increased $914,000, to $947,000, in the current three-month period, due principally to higher pre-tax income.

   Income taxes, exclusive of amounts included in other income related to an IRS settlement, declined $4.9 million, to $36.4 million, and $8.4 million, to $22.6 million, in the current nine- and 12-month periods, due principally to lower pre-tax income.

Other Income

   Other income increased $1.1 million, to $3.3 million, for the current three-month period, due primarily to higher interest income ($1.9 million) reflecting larger cash balances available for investment. This increase was partially offset by reduced interest income ($470,000) from the proceeds being held in a trust fund generated from the Company's December 1993 bond issuance and lower interest ($495,000) on amounts recoverable from customers.

   Other income declined $8.1 million, to $6.7 million, and $6.3 million, to $9.3 million, for the current nine-, and 12-month periods, due mainly to the recognition of the IRS settlement of $9.6 million after income taxes (see Note 6 of the Notes to Consolidated Financial Statements) in the prior periods and by reduced interest ($1.7 million, and $1.6 million, respectively) on amounts recoverable from customers. This decrease was partially offset by higher interest income ($3.7 million, and $4.9 million, respectively) reflecting larger cash balances available for investment.

Income Deductions

   Income deductions increased $1.8 million, to $12.1 million, $4.0 million, to $35.1 million, and $5.2 million, to $45.4 million, for the current three-, nine-, and 12-month periods, respectively, due chiefly to increased interest expense on the following items: long-term debt, amounts refundable to customers, and budget accounts. These increased items were partially offset by decreased interest on short-term borrowings in the current nine- and 12-month periods.

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








































Operating Statistics.  The following table represents gas
distribution margin components:
                                 Three Months Ended      Nine Months Ended       Twelve Months Ended
                                       June 30,              June 30,                June 30,
                                 ------------------      -----------------       -------------------
                                   1995       1994       1995         1994       1995         1994
                                 --------  ---------   --------   ----------   --------   ----------

Operating Revenues (thousands):
  Gas sales
    Residential                  $116,146   $131,658   $578,913   $  747,692   $651,604   $  833,453
    Commercial                     17,091     19,978     92,275      128,792    102,562      141,160
    Industrial                      3,672      5,113     19,205       33,367     21,425       35,978
                                 --------   --------   --------   ----------   --------   ----------
                                  136,909    156,749    690,393      909,851    775,591    1,010,591
                                 --------   --------   --------   ----------   --------   ----------
  Transportation
    Residential                     7,599      6,666     31,884       29,701     36,520       34,470
    Commercial                      8,726      7,452     37,524       34,070     43,224       39,613
    Industrial                      6,697      5,263     23,524       19,853     28,507       24,773
                                 --------   --------   --------   ----------   --------   ----------
                                   23,022     19,381     92,932       83,624    108,251       98,856
                                 --------   --------   --------   ----------   --------   ----------
  Other                             3,794      5,034     15,227       13,132     19,276       17,100
                                 --------   --------   --------   ----------   --------   ----------
Total Operating Revenues          163,725    181,164    798,552    1,006,607    903,118    1,126,547
Gas Costs                         (58,260)   (79,344)  (360,990)    (532,602)  (395,290)    (578,999)
Revenues Taxes                    (19,015)   (20,574)   (89,786)    (111,332)  (100,227)    (123,626)
                                 --------   --------   --------   ----------   --------   ----------
Net Operating Revenues          $  86,450   $ 81,246   $347,776   $  362,673   $407,601   $  423,922
                                 ========   ========   ========   ==========   ========   ==========
Deliveries (MMcf):
  Sales
    Residential                    19,511      17,190   102,731      114,925    110,454      123,952
    Commercial                      3,378       3,038    17,552       21,042     19,075       22,734
    Industrial                        851         903     3,992        5,889      4,423        6,294
                                 --------   ---------  --------   ----------   --------   ----------
                                   23,740      21,131   124,275      141,856    133,952      152,980
                                 --------   ---------  --------   ----------   --------   ----------
  Transportation
    Residential                     4,558       3,979    22,000       22,398     24,088       24,597
    Commercial                      6,742       6,079    31,514       31,851     36,007       36,124
    Industrial                      7,340       6,089    25,968       23,481     31,716       28,767
                                 --------   ---------  --------   ----------   --------   ----------
                                   18,640      16,147    79,482       77,730     91,811       89,488
                                 --------   ---------  --------   ----------   --------   ----------
Total Sales
  and Transportation               42,380      37,278   203,757      219,586    225,763      242,468
                                 ========   =========  ========   ==========   ========   ==========
Margin per Mcf
  delivered                         $2.04       $2.18     $1.71       $1.65       $1.81        $1.75


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

Bonds Issued. On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 percent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem $50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by the Company will be used for the payment of expenses of issuance, including the underwriters' fee. (See Note 7A of the Notes to Consolidated Financial Statements.)

   Additional bonds are issuable by the Company, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the Company's open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the Company's ability to issue additional debt, as needed.

Credit Lines. On July 1, 1994, the Company reduced its lines of credit to approximately $131 million from $154 million of which North Shore Gas may borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 26, 1996. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 7B of the Notes to Consolidated Financial Statements.)

Interest Coverage. The Company's fixed charges coverage ratios for the 12-months ended June 30, 1995, and for fiscal 1994 and 1993
were 2.62, 3.28, and 3.57, respectively.   The decrease in the
ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)








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


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number                           Description of Document
          ---------       ---------------------------------------------

            27             Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended June
         30, 1995

         None.





                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                      The Peoples Gas Light and Coke Company
                                      --------------------------------------
                                                   (Registrant)




            August 10, 1995        By:    /s/    K. S. BALASKOVITS
       -----------------------        ---------------------------------
                 (Date)                          K. S. Balaskovits
                                          Vice President and Controller





                                                 (Same as above)
                                       --------------------------------
                                           Principal Accounting Officer