Form 10-K405
period 1995-09-30
PEOPLES GAS LIGHT & COKE CO
filed 1995-12-21
CIK 77388

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

    (Mark One)
       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-26983

                     THE PEOPLES GAS LIGHT AND COKE COMPANY
             (Exact name of registrant as specified in its charter)

                ILLINOIS                               36-1613900
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

24TH FLOOR, 130 EAST RANDOLPH DRIVE, CHICAGO, ILLINOIS      60601-6207
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:         (312) 240-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value, 24,817,566 shares outstanding at November 30, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    CONTENTS

                                                                         Page
Item No.                                                                  No.
--------                                                                -----
          PART I

      1.  Business                                                        3

      2.  Properties                                                      7

      3.  Legal Proceedings                                               8

      4.  Submission of Matters to a Vote of Security Holders             8

          PART II

      5.  Market for the Company's Common Stock and Related
              Stockholder Matters                                         8

      6.  Selected Financial Data                                         9

      7.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition                      10

      8.  Financial Statements and Supplementary Data                    16

      9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        37

          PART III

     10.  Directors and Executive Officers of the Company                38

     11.  Executive Compensation                                         40

     12.  Security Ownership of Certain Beneficial Owners and
              Management                                                 45

     13.  Certain Relationships and Related Transactions                 46

          PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                47

Signatures                                                               49

Exhibit Index                                                            50

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Peoples Gas Light and Coke Company (Company) is a corporation created by a special act of the General Assembly of the State of Illinois (State), approved February 12, 1855, as amended on February 7, 1865.

     The Company, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 840,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City). The Company had 2,989 employees at September 30, 1995.

     At September 30, 1995, the common stock of the Company and of its affiliate, North Shore Gas Company (North Shore Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).

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

     State and federal regulators are currently evaluating ways in which the generation and distribution of electricity may be deregulated so that end users may purchase electricity from producers other than their local electric utility and require such local utility to transport the electricity so purchased, a concept commonly referred to as "retail wheeling." In the event retail wheeling were permitted in the Company's service territory, the cost of electricity would be expected to decline, thereby reducing the advantage of lower operating costs that natural gas currently enjoys over electricity.

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

SALES AND RATES

     The Company sells natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedule is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any fiscal year between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1. The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas sales on cash flow, see Liquidity in Item 7.)

     The basic marketing plan of the Company is to maintain its existing share in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and natural gas space conditioning.

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

-------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.
               (100 cubic feet = 1 therm; 10 therms = 1 Dekatherm)

     In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 15 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The Company filed proposed changes in rates with the Commission in December 1994. (See Note 2A of Notes to Consolidated Financial Statements. Also see
Note 15 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program for gas costs. (See Liquidity - Regulatory Actions in Item 7.)

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

     In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS

     See Note 3 of the Notes to Consolidated Financial Statements.

CURRENT GAS SUPPLY

     The Company has entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract storage and company-owned storage and peak-shaving facilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

     Although the Company believes North American supply to be sufficient to meet U.S. market demands for the foreseeable future, it is unable to quantify or otherwise make specific representations regarding national supply availability.

     The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1995-96 heating season for the
Company:



                                              Design Peak-Day      Year of
                                                Availability       Contract
         Source                                    (MDth)         Expiration
     --------------                          ----------------    -------------
     Firm direct purchases (1)                      704           1996-2000
     Liquefied petroleum                             40
     Storage gas
        Leased (2)                                  563           1998-2000
        Peoples - Manlove (3)                     1,017
     Customer-owned (4)                             170
                                                  -----
     Total expected design
     peak-day availability                        2,494
                                                  -----
                                                  -----

(1) Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The term of the transportation contracts varies with the longest term being 5 years.

(2) Consists of leased storage services required to meet design day requirements with contract length varying from 3 to 5 year terms.

(3) Manlove Field, the Company's underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 33,000 MDth, of which approximately 1,914 MDth is dedicated to North Shore Gas. The Company also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1995-96 heating season, Manlove Field complex will have a maximum design peak-day delivery capability of approximately 1,080 MDth (including 63 MDth for the use of North Shore Gas).

(4) Consists of gas supplies purchased directly from producers and marketers by the Company's commercial, industrial, and larger residential customers.

     The sources of gas supply (including gas transported for customers) in thousands of dekatherms (MDth) for the Company for the three fiscal years ended September 30, 1995, 1994, and 1993, were as follows:


                                                                 1995           1994           1993
   Source:
     Natural Gas Pipeline Co. (a)                                   --         14,378         63,996
     Midwestern Gas Transmission Company (b)                        --             --          7,217
     Other suppliers (c)                                       104,932        134,104         76,006
     Synthetic natural gas (d)                                   7,622          8,350          9,723
     Liquefied petroleum gas produced                               14             30             14
     Customer-owned gas - received                              93,225         91,187         91,046
     Underground storage - net                                  26,896         (2,196)        (1,762)
     Company use, franchise requirements,
       and unaccounted-for gas                                  (3,733)        (4,261)        (4,772)
                                                              --------       --------       --------
           Total (e)                                           228,956        241,592        241,468
                                                              --------       --------       --------
                                                              --------       --------       --------

(a)  The DMQ-1 supply contract terminated on November 30, 1993.

(b)  The CD-1 supply contract terminated on August 31, 1993.

(c) The Company purchases significant quantities of gas directly from various suppliers. Commencing December 1, 1993, Natural unbundled its rates and all purchases are from non-pipeline suppliers.

(d) The SNG facility terminated production during fiscal 1995. (See Results of Operations - Other Matters - SNG Plant Closing in Item 7.)

(e)  See "Gas Sold and Transported" in Item 6.

SYNTHETIC NATURAL GAS SUPPLY

     The Company owned and operated an SNG plant, the McDowell Energy Center, located near Joliet, Illinois that used refinery fuel gas and a variety of natural gas liquids, including ethane, naphtha, natural gasoline, normal butane, propane, and ethane/propane mix as feedstock for the production of SNG. The SNG facility terminated production in fiscal 1995. (See Results of Operations - Other Matters - SNG Plant Closing in Item 7.)


ITEM 2.  PROPERTIES

     All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

     The distribution system of the Company, at September 30, 1995, consisted of approximately 4,000 miles of distribution mains and necessary pressure regulators, approximately 495,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 888,000 meters installed on customers' premises. The Company has liquefied petroleum gasification and storage facilities. In addition, it owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business. (See also Results of Operations - Other Matters - SNG Plant Closing in Item 7.)

     The Company's SNG plant mentioned in Item 1 had a design peak-day production capability of 170 MDth of gas. The plant included feedstock pipelines, structures, and equipment to transport, store, and process the feedstock into pipeline-quality gas and to deliver the gas into the Company's transmission system.

     The Company has gas storage easements covering approximately 32,000 acres located at Manlove Field near Champaign, Illinois, overlying an aquifer-type underground natural gas storage reservoir at Manlove Field, together with wells, pipes, compressors, dehydration, metering, and other equipment required to operate the facility. At September 30, 1995, the Company had approximately 128,000 MDth of gas stored in the reservoir, of which approximately 94,000 MDth was cushion gas. (Cushion gas is gas injected into the storage reservoir to hold back surrounding or underlying water and to provide the pressure necessary to make the wells deliver inventory gas at desired levels.)

     Also located at Manlove Field is an LNG plant, which has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. Such gas, together with the gas withdrawn from the Manlove Field reservoir, and the gas transmitted by Trunkline Gas Company, is carried to Chicago in Company-owned transmission mains totaling 254 miles.

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

     Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to First Trust of Illinois, National Association, as Trustee, to secure the principal amount of the Company's outstanding first and refunding mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

ITEM 3.  LEGAL PROCEEDINGS

     See Notes 2, 3, and 4 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly owned subsidiary of Peoples Energy.

ITEM 6.  SELECTED FINANCIAL DATA (a)


For fiscal years ended September 30,                       1995           1994           1993           1992           1991
-----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
   Residential                                        $   648,762    $   820,383    $   807,674    $   684,004    $   695,795
   Commercial                                             101,436        139,078        135,838        115,026        125,836
   Industrial                                              20,807         35,587         36,193         30,985         37,332
   Transportation of customer-owned gas (b)               109,626         98,943        106,198        122,326        103,778
   Other                                                   18,312         17,181         15,517         14,366         12,880
-----------------------------------------------------------------------------------------------------------------------------
        Total Operating Revenues                      $   898,943    $ 1,111,172    $ 1,101,420    $   966,707    $   975,621
Less -- Gas costs                                         387,675        566,903        555,256        463,221        490,045
     -- Revenue taxes                                     100,562        121,773        121,051        109,053        109,854
-----------------------------------------------------------------------------------------------------------------------------
        Net Operating Revenues                        $   410,706    $   422,496    $   425,113    $   394,433    $   375,722
Net income applicable to common stock                 $    53,666    $    63,825    $    63,637    $    57,728    $    60,220
Dividends declared on common stock                    $    56,833    $    55,343    $    55,095    $    10,175    $    54,102
-----------------------------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                         $ 1,815,407    $ 1,760,004    $ 1,702,401    $ 1,616,046    $ 1,543,439
Less -- Accumulated depreciation                          628,258        596,808        557,855        529,540        499,689
-----------------------------------------------------------------------------------------------------------------------------
        Net Property, Plant and Equipment             $ 1,187,149    $ 1,163,196    $ 1,144,546    $ 1,086,506    $ 1,043,750
Total assets                                          $ 1,561,481    $ 1,548,792    $ 1,506,107    $ 1,380,201    $ 1,345,718
Capital expenditures -- construction                  $    81,081    $    74,623    $   108,863    $    92,052    $    83,342
-----------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                         $   528,308    $   531,475    $   522,993    $   514,865    $   467,312
Preferred stock                                                --             --             --         12,850         16,750
Long-term debt                                            549,150        549,150        447,150        433,500        436,350
-----------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                          $ 1,077,458    $ 1,080,625    $   970,143    $   961,215    $   920,412
-----------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (per cent)
Common equity                                                  49             49             54             54             51
Preferred stock                                                --             --             --              1              2
Long-term debt                                                 51             51             46             45             47
-----------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                  100            100            100            100            100
-----------------------------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED  (thousands of dekatherms)
Gas Sales:
   Residential                                            111,509        122,648        124,190        123,557        119,661
   Commercial                                              19,206         22,565         22,656         22,601         23,865
   Industrial                                               4,357          6,320          6,670          6,505          7,743
Transportation of customer-owned gas (b)                   93,884         90,059         87,952         87,528         82,798
-----------------------------------------------------------------------------------------------------------------------------
        Total Gas Sales and Transportation                228,956        241,592        241,468        240,191        234,067
Margin per Dth delivered                                    $1.79          $1.75          $1.76          $1.64          $1.61
-----------------------------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
Residential                                               784,290        786,271        787,672        790,017        789,329
Commercial                                                 43,198         43,299         43,243         43,261         42,596
Industrial                                                  2,963          3,125          3,260          3,243          3,235
Transportation (b)                                          9,308          8,768          8,335          8,029          8,420
-----------------------------------------------------------------------------------------------------------------------------
        Total Customers                                   839,759        841,463        842,510        844,550        843,580
-----------------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                                 5,897          6,701          6,679          6,320          5,927
Per cent of normal (6,536)                                     90            103            102             97             91
-----------------------------------------------------------------------------------------------------------------------------

     (a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
     (b)  Includes commercial, industrial, and larger residential customers.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock decreased $10.2 million, to $53.7 million, in fiscal 1995 from 1994, due principally to weather that was 12 per cent warmer than in 1994, decreasing net income by about $10.2 million. Other significant variations resulted from a decrease in the provision for uncollectible accounts reflecting lower revenues that were largely offset by increases in interest expense, certain operation and maintenance costs, and an adjustment to income tax expense in the prior period. In addition, fiscal 1995 benefited from the sale of certain oil and gas rights.

     In 1994, net income applicable to common stock increased $188,000 to $63.8 million. Results for the fiscal year included the recording of one-half of an Internal Revenue Service (IRS) income tax settlement that increased net income by $9.7 million. (See Note 7D of the Notes to Consolidated Financial Statements.) However, this benefit was largely offset by increased operating costs related to the provision for uncollectible accounts, labor, and depreciation.

     Earnings for fiscal 1996 are expected to be positively affected by the Company's higher rates for service that were put into effect in November 1995. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 15 "Events (Unaudited) Subsequent to the Auditors' Report Dated
November 1, 1995.")

     A summary of variations affecting income between years is presented below, with explanations of significant differences following:


                                                          Fiscal 1995                     Fiscal 1994
                                                           over 1994                       over 1993
                                                    -------------------------      -------------------------
                                                     Amount                         Amount
                                                     (000's)         Per Cent       (000's)         Per Cent
------------------------------------------------------------------------------------------------------------
Net operating revenues (a)                          $(11,790)          (2.8)       $(2,617)          (0.6)
Operation and maintenance expenses                   (17,497)          (7.6)         9,766            4.4
Depreciation expense                                   1,346            2.3          3,209            5.9
Income taxes                                             751            2.7         (5,538)         (16.8)
Other income                                          (7,587)         (43.6)        12,943          289.4
Income deductions                                      5,247           12.6          3,477            9.1
Net income applicable to common stock                (10,159)         (15.9)           188            0.3
------------------------------------------------------------------------------------------------------------

(a) Operating revenues, net of gas costs and revenue taxes.

NET OPERATING REVENUES

     Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See
Note 1J of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and the City.

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

     Net operating revenues decreased $11.8 million, to $410.7 million, due primarily to a decline in natural gas deliveries of 12.6 Bcf, to 229 Bcf, reflecting weather that was 12 per cent warmer than in 1994 and 10 per cent warmer than normal.

     In 1994, net operating revenues amounted to $422.5 million, virtually flat as compared with fiscal 1993, reflecting natural gas deliveries that were essentially at the same level in both periods. The total fiscal 1994 weather impact was comparable with fiscal 1993. Customers' energy conservation measures had a negative effect in 1994.

     See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses decreased $17.5 million, to $213.4 million, in 1995, due chiefly to recognizing approximately $12.7 million for the fiscal 1995 portion of the IRS settlement (see Note 7D of the Notes to Consolidated Financial Statements), and a decrease in the provision for uncollectible accounts of $9.1 million, reflecting reduced sales revenues from lower gas costs and warmer weather. These items were partially offset by increased expenses for reengineering activities ($2.3 million) and the distribution system ($2.5 million).

     In 1994, operation and maintenance expenses increased $9.8 million, to $230.9 million, due mainly to an increase in the Company's provision for uncollectible accounts and higher labor costs that arose mainly from weather-related overtime work and from start-up costs for new customer-service programs. Partially offsetting these items were a reduced workforce and lower employee benefits expenses for pensions and group insurance. Fiscal 1994 results reflect an increase of $9.5 million in the provision for uncollectible accounts.
Without the increase in the provision for uncollectible accounts, operation and maintenance expenses would have increased by $297,000 over fiscal 1993 levels.

DEPRECIATION EXPENSE

     Depreciation expense increased $1.3 million, to $59.2 million, in 1995, and $3.2 million, to $57.8 million, in 1994, due mainly to depreciable property additions.

INCOME TAXES

     Income taxes increased $751,000, to $28.2 million, due primarily to the recording of the deferred tax effects of the income tax settlement in operating expenses in 1995 together with an adjustment made in 1994 to reduce taxes accrued. Also, the amortization of deferred tax credits was lower in 1995. These increases were largely offset by decreased pre-tax income in 1995.

     In 1994, income taxes decreased $5.5 million, to $27.4 million, due principally to lower pre-tax income.

OTHER INCOME

     Other income declined $7.6 million, to $9.8 million, in 1995, due principally to the 1994 recognition of the IRS settlement of $9.7 million after income taxes. (See Notes 7D and 9 of the Notes to Consolidated Financial Statements.) Also, the current fiscal year reflects lower interest income
($2 million) on amounts recoverable from customers and the absence of the prior year's interest ($1.1 million) from proceeds held in a trust fund generated from the Company's December 1993 bond issuance. These decreases were partially offset by higher interest income ($5.2 million) resulting from larger cash balances and higher interest rates.

     In 1994, other income increased $12.9 million, to $17.4 million, due primarily to recording the aforementioned IRS settlement. Also, the fiscal year included higher interest income reflecting larger cash balances and the December 1993 bond issuance.

INCOME DEDUCTIONS

     Income deductions increased $5.2 million, to $46.7 million, in 1995, due mainly to increased interest expense on the following items: amounts refundable to customers, long-term debt, and budget accounts.

     In 1994, income deductions rose by $3.5 million, to $41.5 million, due primarily to increased interest on long-term debt reflecting additional debt outstanding.

OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

ACCOUNTING STANDARDS. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 6B of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. (See Note 6C of the Notes to Consolidated Financial Statements.)

FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

REENGINEERING STUDY. The Company is undertaking a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.

SNG PLANT CLOSING. The Company has closed its synthetic gas-making plant located near Joliet, Illinois. The decision was effected after a cost-benefit analysis was performed, which showed that, as of December 1, 1995, it no longer would be cost-effective to use the plant as a source of gas, given new, more economical supply arrangements that will take effect this winter. Those supply arrangements are the result of initiatives undertaken by the Company to restructure its gas supply portfolio in response to FERC Order 636. The rates approved by the Commission in the Company's most recent rate case reflect the annual effect of a five-year amortization of the undepreciated investment in the plant and decommissioning expenses.

OPERATING STATISTICS. The following table represents gas distribution margin components:


                                       For fiscal years ended September 30,
                                ------------------------------------------------
                                  1995                1994                1993
                                --------         -----------         -----------
Operating Revenues (thousands):
  Gas sales
    Residential                 $648,762          $  820,383          $  807,674
    Commercial                   101,436             139,078             135,838
    Industrial                    20,807              35,587              36,193
                                --------          ----------           ---------
                                 771,005             995,048             979,705
                                --------          ----------           ---------

  Transportation
    Residential                   36,617              34,337              37,226
    Commercial                    43,459              39,770              42,271
    Industrial                    29,550              24,836              26,701
                                --------          ----------           ---------
                                 109,626              98,943             106,198
                                --------          ----------           ---------

  Other                           18,312              17,181              15,517
                                --------          ----------           ---------

Total Operating Revenues         898,943           1,111,172           1,101,420
Less-- Gas Costs                 387,675             566,903             555,256
    -- Revenues Taxes            100,562             121,773             121,051
                                --------          ----------           ---------
Net Operating Revenues          $410,706          $  422,496          $  425,113
                                --------          ----------           ---------
                                --------          ----------           ---------
Deliveries (MDth):
  Gas Sales
    Residential                  111,509             122,648             124,190
    Commercial                    19,206              22,565              22,656
    Industrial                     4,357               6,320               6,670
                                --------          ----------           ---------
                                 135,072             151,533             153,516
                                --------          ----------           ---------

  Transportation
    Residential                   24,232              24,487              24,468
    Commercial                    36,130              36,344              35,120
    Industrial                    33,522              29,228              28,364
                                --------          ----------           ---------
                                  93,884              90,059              87,952
                                --------          ----------           ---------

Total Gas Sales
  and Transportation             228,956             241,592             241,468
                                --------          ----------           ---------
                                --------          ----------           ---------


Margin per Dth delivered        $   1.79          $     1.75          $     1.76

LIQUIDITY

SOURCE OF FUNDS. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

     Due to the seasonal nature of gas usage, a major portion of cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the Company may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on capital market conditions and capital structure considerations.

CREDIT LINES. The Company has lines of credit of approximately $131.1 million of which North Shore Gas may borrow up to $30 million. At September 30, 1995, the Company and North Shore Gas had unused credit available from banks of $130.2 million. (See Note 11 of the Notes to Consolidated Financial Statements.)

CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1995 increased by $25.9 million, due primarily to changes related to gas in storage, other assets, and deferred income taxes. These items were offset, in part, by reductions in gas costs recoverable and net receivables. In 1994, net cash provided by operating activities increased by approximately $70.7 million, due mainly to changes related to net receivables, gas costs recoverable, and gas sales revenue refundable. Such items were partially offset by decreases associated with deferred credits and accounts payable.

     Net cash used in investing activities for 1995, 1994, and 1993 mainly represents the level of capital expenditures in the respective years.

     Net cash used in financing activities in 1995 includes drawdowns for utility construction activities of the remaining balance of the trust fund associated with prior financing. In 1994, net cash used in financing activities reflects the new debt issues during the year, primarily used for construction projects. Net cash provided by financing activities in 1993 includes the debt issuance during the period, primarily to refund previously issued debt and preferred stock.

INTEREST COVERAGE. The fixed charges coverage ratios for the Company for fiscal 1995, 1994, and 1993 were 2.76, 3.28, and 3.57, respectively. The decrease in the ratio for the current fiscal year primarily reflects lower pre-tax income resulting from warmer weather. (See Results of Operations - Net Income.) In addition, the ratios for fiscal years 1995 and 1994 reflect the recording of an IRS settlement in income. (See Note 7D of the Notes to Consolidated Financial Statements.)

DEBT RATINGS. The long-term debt of the Company is rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. There has been no change in these ratings since fiscal 1985. The commercial paper of the Company has the top rating from the major rating agencies.

ENVIRONMENTAL MATTERS. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

REGULATORY ACTIONS. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 15 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     The Company filed proposed changes in rates with the Commission in December 1994. (See Note 2A of the Notes to Consolidated Financial Statements. Also see
Note 15 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from the program. The PBR Program would be for a pilot period covering fiscal years 1996 through 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals.

CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $81.1 million in 1995, $74.6 million in 1994, and $108.9 million in 1993.

     Expenditures in fiscal 1995 increased $6.5 million over 1994 and included $10.8 million for computer and office equipment.

     The decline in fiscal 1994 expenditures from 1993 was partly the result of completing certain major projects that were undertaken to enhance gas supply. Expenditures in 1994 included $9 million for enhancement of the Company's underground storage site. Expenditures for that project in fiscal 1993 amounted to $10.7 million.

     Additional expenditures in fiscal 1993 included $7.7 million for a liquefied natural gas vaporizer replacement project at Manlove Field.

     Capital expenditures for fiscal 1996 are expected to be about $81.7 million, an increase of $600,000 from the 1995 level. The estimate of expenditures for 1996 includes a continuation of the Company's cast iron main replacement program.

     The Company anticipates that future cash needs for capital expenditures and debt maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving equity or first mortgage bonds.

BONDS ISSUED. On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 per cent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem $50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by the Company were used for the payment of expenses of issuance, including the underwriters' fee. (See Note 12A of the Notes to Consolidated Financial Statements.)

     Additional bonds are issuable by the Company, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the Company's open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the Company's ability to issue additional debt, as needed.

BONDS REDEEMED. On November 14, 1995, the Company notified the trustee of its intention to redeem approximately $87 million aggregate principal amount of Series U and V gas supply revenue bonds. Such redemption, from general corporate funds, is expected to be completed on December 29, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----

Statement of Management's Responsibility                                   17

Report of Independent Public Accountants                                   18

Consolidated Statements of Income for fiscal years ended
   September 30, 1995, 1994, and 1993                                      19

Consolidated Statements of Retained Earnings for fiscal
   years ended September 30, 1995, 1994, and 1993                          19

Consolidated Statements of Cash Flows for fiscal years ended
   September 30, 1995, 1994, and 1993                                      20

Consolidated Balance Sheets at September 30, 1995 and 1994                 21

Consolidated Capitalization Statements at September 30, 1995
   and 1994                                                                22

Notes to Consolidated Financial Statements                                 23

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Peoples Gas Light and Coke Company:

   We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended
September 30, 1995, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                        ARTHUR ANDERSEN LLP


Chicago, Illinois
November 1, 1995

CONSOLIDATED STATEMENTS OF INCOME


                                                   The Peoples Gas Light and Coke Company
-----------------------------------------------------------------------------------------
For fiscal years ended September 30,                  1995           1994           1993
-----------------------------------------------------------------------------------------
                                                                 (Thousands)
Operating Revenues:
Gas sales                                         $  771,005     $  995,048     $  979,705
Transportation of customer-owned gas                 109,626         98,943        106,198
Other                                                 18,312         17,181         15,517
------------------------------------------------------------------------------------------
Total Operating Revenues                             898,943      1,111,172      1,101,420
------------------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                            387,675        566,903        555,256
Operation (see Note 7D)                              174,701        196,045        188,742
Maintenance                                           38,730         34,883         32,420
Depreciation                                          59,170         57,824         54,615
Taxes-- Income                                        28,164         27,413         32,951
     -- State and local revenue                      100,562        121,773        121,051
     -- Other                                         19,369         18,434         18,492
------------------------------------------------------------------------------------------
Total Operating Expenses                             808,371      1,023,275      1,003,527
------------------------------------------------------------------------------------------
Operating Income                                      90,572         87,897         97,893
------------------------------------------------------------------------------------------
Other Income:
Interest income                                        8,669          4,549          1,402
Miscellaneous (see Note 9)                             1,160         12,867          3,071
------------------------------------------------------------------------------------------
Total Other Income                                     9,829         17,416          4,473
------------------------------------------------------------------------------------------
Gross Income                                         100,401        105,313        102,366
------------------------------------------------------------------------------------------
Income Deductions:
Interest on long-term debt                            39,758         38,029         34,907
Other interest                                         6,079          2,634          2,408
Amortization of debt discount and expense                749            689            616
Miscellaneous                                            149            136             80
------------------------------------------------------------------------------------------
Total Income Deductions                               46,735         41,488         38,011
------------------------------------------------------------------------------------------
Net Income                                            53,666         63,825         64,355
------------------------------------------------------------------------------------------
Preferred stock dividends                                 --             --            718
Net Income Applicable to Common Stock             $   53,666     $   63,825     $   63,637
------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                              The Peoples Gas Light and Coke Company
----------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                              1995           1994           1993
----------------------------------------------------------------------------------------------------
                                                                           (Thousands)
Balance at Beginning of Year                                 $ 366,168     $  357,686     $  349,558
     Add -- Net Income                                          53,666         63,825         64,355
     Deduct -- Dividends declared on common stock               56,833         55,343         55,095
            -- Dividends declared on preferred stock                --             --            718
            -- Preferred stock redemption premiums                  --             --            414
----------------------------------------------------------------------------------------------------
Balance at End of Year                                       $ 363,001     $  366,168     $  357,686
----------------------------------------------------------------------------------------------------

  The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             The Peoples Gas Light and Coke Company
----------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                            1995           1994           1993
----------------------------------------------------------------------------------------------------
                                                                              (Thousands)
OPERATING ACTIVITIES:
Net Income                                                   $  53,666      $  63,825       $ 64,355
Adjustments to reconcile net income to net cash:
   Depreciation                                                 59,170         57,824         54,615
   Deferred income taxes and investment tax
       credits -- net                                            7,742         (8,914)         7,580
   Change in deferred credits and other liabilities             (8,752)       (24,610)        25,659
   Change in other assets                                       (2,327)       (14,105)          (333)
   Other                                                            55             36             56
   Change in current assets and liabilities:
       Receivables -- net                                       17,356         31,493        (46,401)
       Accrued unbilled revenues                                  (890)         8,638         (5,726)
       Materials and supplies                                    7,721          2,109          1,409
       Gas in storage                                           41,433         (3,930)        (2,988)
       Gas costs recoverable                                     9,892         31,023        (19,282)
       Accounts payable                                         (7,334)        (6,584)        23,099
       Customer gas service and credit deposits                 (4,531)         1,050         (5,062)
       Accrued taxes                                               271          1,442          9,176
       Gas sales revenue refundable                             27,391         33,905         (1,314)
       Accrued interest                                            821          1,933            245
       Other                                                      (279)           369           (272)
----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                      201,405        175,504        104,816
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures -- construction                           (81,081)       (74,623)      (108,863)
Other assets                                                    (2,042)        (1,850)        (3,792)
Other temporary cash investments                                    --             --           (200)
Other capital investments                                        1,153          2,023            993
----------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                          (81,970)       (74,450)      (111,862)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Interim loans -- net                                                --        (62,300)        54,300
Issuance of long-term debt                                      50,000        102,000         75,000
Trust fund -- utility construction                              31,493        (31,493)            --
           -- bond redemption                                     (237)            --             --
Retirement of long-term debt                                   (50,000)            --        (63,245)
Redemption of preferred stock                                       --         (3,400)       (11,814)
Dividends paid on preferred stock                                   --            (71)          (949)
Dividends paid on common stock                                 (56,584)       (55,591)       (51,124)
----------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities            (25,328)       (50,855)         2,168
----------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents            94,107         50,199         (4,878)
Cash and Cash Equivalents at Beginning of Year                  58,108          7,909         12,787
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                      $152,215      $  58,108       $  7,909
----------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


                                                                   The Peoples Gas Light and Coke Company
---------------------------------------------------------------------------------------------------------
At September 30,                                                                    1995         1994
---------------------------------------------------------------------------------------------------------
                                                                                     (Thousands)
PROPERTIES AND OTHER ASSETS
---------------------------------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost                                 $1,815,407     $1,760,004
Less -- Accumulated depreciation                                                   628,258        596,808

---------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                1,187,149      1,163,196
Other investments                                                                    5,027          6,235
---------------------------------------------------------------------------------------------------------
Total Capital Investments -- Net                                                 1,192,176      1,169,431
---------------------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                                 2,599          3,173
Cash equivalents                                                                   149,616         54,935
Other temporary cash investments, at cost
   that approximates market value                                                      600            600
Trust fund -- utility construction                                                      --         31,493
           -- bond redemption                                                          237             --
Receivables --
   Customers, net of allowance for uncollectible
      accounts of $18,315 and $23,400, respectively                                 52,142         68,786
   Other                                                                             2,665          3,377
Accrued unbilled revenues                                                           18,451         17,561
Materials and supplies, at average cost                                             13,843         21,564
Gas in storage, at last-in, first-out cost                                          82,151        123,584
Gas costs recoverable through rate adjustments                                       2,132         12,024
Prepayments                                                                          1,927          1,649
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                               326,363        338,746
---------------------------------------------------------------------------------------------------------
Other Assets:
Regulatory assets (see Note 1B)                                                     29,707         25,876
Deferred charges                                                                    13,235         14,739
---------------------------------------------------------------------------------------------------------
Total Other Assets                                                                  42,942         40,615
---------------------------------------------------------------------------------------------------------
Total Properties and Other Assets                                               $1,561,481     $1,548,792
---------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
---------------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)                     $1,077,458     $1,080,625
---------------------------------------------------------------------------------------------------------
Current Liabilities:
Interim loans                                                                          900            900
Accounts payable                                                                    87,693         95,027
Dividends payable on common stock                                                   14,146         13,898
Customer gas service and credit deposits                                            35,012         39,543
Accrued taxes                                                                       26,962         26,691
Gas sales revenue refundable through rate adjustments                               68,558         41,167
Accrued interest                                                                    11,025         10,204
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          244,296        227,430
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Deferred income taxes -- primarily accelerated depreciation (see Note 7B)          189,850        176,416
Investment tax credits being amortized over
   the average lives of related property                                            34,228         35,836
Other                                                                               15,649         28,485
---------------------------------------------------------------------------------------------------------
Total Deferred Credits and Other Liabilities                                       239,727        240,737
---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                            $1,561,481     $1,548,792
---------------------------------------------------------------------------------------------------------

  The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS


                                                              The Peoples Gas Light and Coke Company
----------------------------------------------------------------------------------------------------
At September 30,                                                          1995                1994
----------------------------------------------------------------------------------------------------
                                                                (Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value --
  Authorized 40,000,000 shares
  Outstanding 24,817,566 shares                                      $   165,307         $   165,307
Retained earnings (see Consolidated Statements
  of Retained Earnings)                                                  363,001             366,168
----------------------------------------------------------------------------------------------------
Total Common Stockholder's Equity                                        528,308             531,475
----------------------------------------------------------------------------------------------------

Long-Term Debt:
Exclusive of sinking fund payments and maturities
  due within one year
First and Refunding Mortgage Bonds --
  8% Series U, due June 1, 1999                                           43,375              43,375
  8% Series V, due June 1, 1999                                           43,375              43,375
  Adjustable-Rate Series W (4.20% and 3% through
     September 30, 1995 and September 30, 1994, respectively),
     due October 1, 1999 (see Note 12B)                                   10,400              10,400
  6.875% Series X, due March 1, 2015                                      50,000              50,000
  7.50% Series Y, due March 1, 2015                                       50,000              50,000
  7.50% Series Z, due March 1, 2015                                       50,000              50,000
  10-1/4% Series AA, due March 1, 2015 (redeemed on August 1,
     1995 -- see Note 12A)                                                    --              50,000
  8.10% Series BB, due May 1, 2020                                        75,000              75,000
  6.37% Series CC, due May 1, 2003                                        75,000              75,000
  5-3/4% Series DD, due December 1, 2023                                  75,000              75,000
  Adjustable-Rate Series EE (4.95% and 2.55% through
     November 30, 1995 and November 30, 1994, respectively),
     due December 1, 2023 (see Note 12B)                                  27,000              27,000
  6.10% Series FF, due June 1, 2025 (see Note 12A)                        50,000                  --
----------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                     549,150             549,150
----------------------------------------------------------------------------------------------------
Total Capitalization                                                  $1,077,458          $1,080,625
----------------------------------------------------------------------------------------------------

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                     THE PEOPLES GAS LIGHT AND COKE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A   PRINCIPLES OF CONSOLIDATION

     All subsidiaries are included in the consolidated financial statements.
All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1995 have been reclassified to conform with the current-year presentation.

1B   REGULATED OPERATIONS

     The Company's utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

     The following regulatory assets were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1995 and 1994:


-----------------------------------------------------------------------------------------------
                                                                           1995           1994
-----------------------------------------------------------------------------------------------
                                                                              (Thousands)
Environmental costs, net of recoveries (see Note 3)                      $10,660        $10,294
Transition costs from pipeline supplier (see Note 2B)                      6,400          9,100
Interest on gas sales revenue refundable                                   2,289          2,407
Regulatory income tax assets (see Note 1I)                                 3,680          1,965
Energy conservation plan expenses                                          1,033            865
Discount, premium, expenses, and loss on reacquired bonds                  2,942            723
SNG plant -- decommissioning                                               1,982             --
Other                                                                        721            522
-----------------------------------------------------------------------------------------------
Total regulatory assets                                                  $29,707        $25,876
-----------------------------------------------------------------------------------------------

1C   CONCENTRATION OF CREDIT RISK

     The Company provides natural gas service to approximately 840,000 customers within the City of Chicago. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

     The Company encourages customers to participate in its long-standing budget payment program that allows the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D   REVENUE RECOGNITION




     Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1E   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1F   MAINTENANCE AND DEPRECIATION

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

     The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

     For fiscal years ended September 30,          1995      1994      1993
     ------------------------------------         -----     -----     -----
     Provision for depreciation                    3.6%      3.6%      3.6%

1G   STATEMENT OF CASH FLOWS

     For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

     Income taxes and interest paid (excluding capitalized interest) were as follows:


   For fiscal years ended September 30,         1995         1994        1993
  -------------------------------------         ----         ----        ----
                                                          (Thousands)
   Income taxes paid                         $15,501      $42,670     $22,213
   Interest paid                              41,378       38,353      36,912

1H ACCOUNTS PAYABLE

   The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

1I INCOME TAXES

   The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 7B.)

   Each company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1995 and 1994, net regulatory income tax assets recorded in Other Assets amounted to $3.7 million and $2 million, while net regulatory income tax liabilities recorded in Other Liabilities equaled $100,000 and $100,000, respectively.

   Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

   The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J RECOVERY OF GAS COSTS, INCLUDING CHARGES FOR TRANSITION COSTS

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

   Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

1K GAS IN STORAGE

   Storage injections are priced at the fiscal-year average of costs of natural gas purchased and SNG produced. The Company's SNG production costs include costs of feedstock plus plant operation and maintenance costs. (See Results of Operations - Other Matters - SNG Plant Closing.) Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1995 and 1994 exceeded the LIFO cost by approximately $108 million and $175 million, respectively.


2.  RATES AND REGULATION

2A UTILITY RATE PROCEEDINGS

RATE ORDER. On December 16, 1994, the Company filed with the Commission proposed changes in rates. The Company is seeking changes in rates that are designed to increase annual revenues by about $41 million, exclusive of additional charges for revenue taxes, based on a rate of return on original-cost rate base of 9.55 per cent, which reflects an 11.8 per cent cost of common equity.

   On October 16, 1995, the Commission's hearing examiners issued a recommended order under which the Company would receive a revenue increase of approximately $32.3 million based on a 9.19 per cent rate of return on original-cost rate base, which reflects an 11.10 per cent cost of common equity. The Commission is expected to issue its order no later than mid November 1995. The Company cannot predict the outcome of its rate increase request.

ENVIRONMENTAL COST RECOVERY. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including the Company and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company and North Shore Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. The Commission has until December 20, 1995 to issue its order on remand. (See Note 3.)

FERC ORDER 636 COST RECOVERY. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective
November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities gave notice of their intent to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 1J and 2B.)

2B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The

Agreement places a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $103 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At September 30, 1995, the Company has made payments of $44.5 million and has accrued an additional $6.4 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 1J and 2A.)


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

   The Company, in cooperation with the Illinois Environmental Protection Agency
(IEPA), is conducting investigations of other sites (a total of 29) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in its investigations. At this time, except for the 110th Street Station site (discussed below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, the Company may conduct a remedial investigation/feasibility study (RI/FS) at the Division Street site under the supervision of the IEPA. In addition, the Company is conducting investigations under the supervision of the IEPA at the 110th Street Station and Equitable Distribution Station sites.

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

   In 1994, the Company became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. The Company is conducting a preliminary investigation under the supervision of the IEPA to determine whether gas manufacturing wastes are present at the site.

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1995, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.7 million. This amount includes an estimate of the costs of the investigations initiated at the request of the IEPA at the sites referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with former manufactured gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1995 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. At September 30, 1995, it had recovered $409,000 of such costs through rates. (See Note 2A for a discussion of proceedings regarding the recovery of such costs through utility rates.)


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


5.  LONG-TERM LEASE

   In October 1993, the Company entered into a new 15-year lease to relocate its headquarters office. The relocation was substantially completed in February 1995 prior to the expiration of the old lease. The Company is accounting for the new lease as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

   The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 per cent each year through the 10th year. Base rent in the 11th year is approximately $3.6 million with annual increases of 2 per cent each year through the 15th year. Rental expense will be comparable with the former lease at the Company's previous headquarters location.

   Rental expenses under the lease arrangements were $6.4 million in fiscal 1995 and $6.1 million for each of the fiscal years 1994 and 1993.


6.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

6A PENSION BENEFITS

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

   Net pension cost for all plans for fiscal 1995, 1994, and 1993 included the following components:

----------------------------------------------------------------------------------------------------
                                                                 1995           1994           1993
----------------------------------------------------------------------------------------------------
                                                                            (Millions)
Service cost - benefits earned during year                      $ 13.4        $  14.7         $ 15.9
Interest cost on projected benefit obligations                    27.9           28.0           28.2
Actual return on plan assets (gain) loss                         (80.5)         (14.6)         (53.6)
Net amortization and deferral                                     43.2          (23.7)          16.2
----------------------------------------------------------------------------------------------------
Net pension cost                                                $  4.0        $   4.4         $  6.7
----------------------------------------------------------------------------------------------------

       The calculation of pension cost assumed a long-term rate of return on assets of 7.5 per cent for 1993 through 1995.

     The following table shows the estimated funded status of the Company's pension plans at September 30, 1995 and 1994:


                                                                                1995           1994
                                                                                     (Millions)
Plan assets at market value                                                    $546.1         $500.3
----------------------------------------------------------------------------------------------------
Actuarial present value of plan benefits:
     Vested                                                                     288.3          311.2
     Non-vested                                                                  42.8           35.9
----------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                                  331.1          347.1
Effect of projected future compensation increases                                93.5           94.2
----------------------------------------------------------------------------------------------------
Projected benefit obligation                                                    424.6          441.3
----------------------------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligation                         121.5           59.0
Less:
     Unrecognized transition asset                                               26.8           29.6
     Unrecognized prior service cost                                             (4.9)          (5.3)
     Unrecognized net gain (loss)                                               102.4           36.4
----------------------------------------------------------------------------------------------------
Accrued pension liability                                                     $  (2.8)       $  (1.7)
----------------------------------------------------------------------------------------------------

     The projected benefit obligation, which is based on an October 1 measurement date, was determined using a discount rate of 7 per cent for 1995 and 6.5 per cent for 1994, and assumed future compensation increases of 5 per cent for each year. Plan assets consist primarily of marketable equity and fixed-income securities.

6B   OTHER POSTRETIREMENT BENEFITS

     The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the companies. The plans are funded based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

     The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. Due to regulatory treatment, the adoption of SFAS No. 106 did not have a material effect on financial position or results of operations.


     Net postretirement benefit cost for all plans for fiscal 1995 and 1994 included the following components:


-----------------------------------------------------------------------------
                                                          1995          1994
-----------------------------------------------------------------------------
                                                             (Millions)
Service cost - benefits earned during year              $  2.5         $  2.8
Interest cost on projected benefit obligations             7.2            7.1
Actual return on plan assets (gain) loss                  (3.6)          (0.3)
Amortization of transition obligation                      4.5            4.5
Net amortization and deferral                              2.4           (0.2)
-----------------------------------------------------------------------------
Net postretirement benefit cost                         $ 13.0         $ 13.9
-----------------------------------------------------------------------------

     The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 per cent for 1994 and 1995.

     The Company recognized total postretirement costs of $13 million during fiscal 1995. Of this amount, $5.7 million was funded through trust funds for future benefit payments. Such costs during fiscal year 1994 were $13.9 million, of which $7.7 million was funded.

     The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1995 and 1994:

--------------------------------------------------------------------------------
                                                             1995      1994
--------------------------------------------------------------------------------
                                                                (Millions)
Plan assets at market value                                  $ 31.1    $  20.6
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
   Retirees                                                    66.1       56.3
   Fully eligible active plan participants                     13.3       15.5
   Other active plan participants                              24.6       26.8
-------------------------------------------------------------------------------
Total APBO                                                    104.0       98.6
-------------------------------------------------------------------------------
Excess (deficiency) of plan assets over the APBO              (72.9)     (78.0)
Less:
   Unrecognized transition obligation                         (81.1)     (85.6)
   Unrecognized net gain                                        7.4        7.3
-------------------------------------------------------------------------------
Accrued postretirement benefit asset                         $  0.8    $   0.3
-------------------------------------------------------------------------------


   The total APBO, which is based on an October 1 measurement date, was determined using a discount rate of 6.5 per cent for 1995 and 7.75 per cent for 1994, and assumed future compensation increases of 5 per cent for each year. The unfunded obligation is being amortized over 20 years. Plan assets consist primarily of marketable equity and fixed-income securities.

   For measurement purposes, a health care cost trend rate of 9.6 per cent was assumed for fiscal 1996, and that rate thereafter will decline to 3.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1995, by $6.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $900,000 annually.

6C POSTEMPLOYMENT BENEFITS

   In November 1992, the Financial Accounting Standards Board issued SFAS No.
112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement did not have a material effect on financial position or results of operations.

7.  TAX MATTERS

7A PROVISION FOR INCOME TAXES


-------------------------------------------------------------------------------
For fiscal years ended September 30,   1995           1994           1993
-------------------------------------------------------------------------------
                                                  (Thousands)
Current:
      Federal                         $17,311        $32,308        $21,285
      State                             3,208          7,133          4,138
-------------------------------------------------------------------------------
      Total current income taxes       20,519         39,441         25,423
-------------------------------------------------------------------------------
Deferred:
      Federal                           7,115         (6,665)         6,667
      State                             2,243           (642)         2,348
-------------------------------------------------------------------------------
      Total deferred income taxes       9,358         (7,307)         9,015
-------------------------------------------------------------------------------
Investment tax credits - net:
      Federal                          (1,784)        (1,823)        (1,848)
      State                               167            216            413
-------------------------------------------------------------------------------
      Total investment tax credits
      - net                            (1,617)        (1,607)        (1,435)
-------------------------------------------------------------------------------
Total provision for income taxes       28,260         30,527         33,003
Less -- Included in other income or
        operation expense                  97          3,114             52
-------------------------------------------------------------------------------
Total provision for operating income
taxes                                 $28,163        $27,413        $32,951
-------------------------------------------------------------------------------

7B    DEFERRED INCOME TAXES

      Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

-------------------------------------------------------------------------------
At September 30,                                           1995        1994
-------------------------------------------------------------------------------
                                                              (Thousands)
Deferred tax liabilities:
      Property - accelerated depreciation and
       other property related items                      $209,825    $204,548
      Other                                                 8,416       4,361
-------------------------------------------------------------------------------
      Total deferred income tax liabilities               218,241     208,909
-------------------------------------------------------------------------------
Deferred tax assets:
      Unamortized investment tax credits                  (13,576)    (14,213)
      Uncollectible accounts                               (7,429)     (9,282)
      Other                                                (7,386)     (8,998)
-------------------------------------------------------------------------------
      Total deferred income tax assets                    (28,391)    (32,493)
-------------------------------------------------------------------------------
Net deferred income tax liabilities                      $189,850    $176,416
-------------------------------------------------------------------------------

7C    TAX RATE RECONCILIATION

      The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent for 1995 and 1994, and 34.75 per cent for 1993, times pre-tax book income) and the total provision for federal income tax expenses:


For fiscal years ended September 30,                      1995                         1994                         1993
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Per Cent                      Per Cent                     Per Cent
                                                                   of                            of                           of
                                                 Amount          Pre-tax       Amount          Pre-tax       Amount         Pre-tax
                                                 (000's)         Income        (000's)         Income        (000's)        Income
-----------------------------------------------------------------------------------------------------------------------------------
Computed federal income
  tax expense                                   $26,708          35.00        $30,675          35.00        $31,434          34.75
Amortization of investment
  tax credits                                    (1,784)         (2.34)        (1,823)         (2.08)        (1,848)         (2.04)
Nontaxable-tax settlement principal              (1,772)         (2.32)        (1,772)         (2.02)            --             --
Other, net                                         (510)         (0.67)        (3,260)         (3.72)        (3,482)         (3.85)
-----------------------------------------------------------------------------------------------------------------------------------
Total provision for federal
  income taxes                                  $22,642          29.67        $23,820          27.18        $26,104          28.86
-----------------------------------------------------------------------------------------------------------------------------------


7D   INCOME TAX SETTLEMENT

     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 in total amount of approximately $25 million, or $19.4 million after income taxes. The Company has received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.7 million, or $9.7 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income -- Miscellaneous. At
September 30, 1994, approximately $12.7 million was included in Deferred Credits and Other Liabilities -- Other.

     As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company was amortized (credited) to operation expense. The effect was to offset increases in costs that the Company would incur during the year. In fiscal 1995, the Company amortized approximately $12.7 million, or $9.7 million after income taxes.


8.  ASSETS SUBJECT TO LIEN

     The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the first and refunding mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.

9.  OTHER INCOME - MISCELLANEOUS


For fiscal years ended September 30,                            1995              1994          1993
-------------------------------------------------------------------------------------------------------
                                                                              (Thousands)
Amortization of net gain on sale of Peoples Gas Building     $  576        $ 1,151         $1,151
Interest on amounts recoverable from customers                   99          2,083          1,361
Income tax settlement (see Note 7D)                              --            321            321
Income taxes on income tax settlement (see Note 7D)              --         12,710             --
Amortization of gain on reacquired bonds                        317         (3,016)            --
Other                                                           168           (382)           238
-------------------------------------------------------------------------------------------------------
Total other income - miscellaneous                           $1,160        $12,867         $3,071
-------------------------------------------------------------------------------------------------------


10.  CAPITAL COMMITMENTS

     Total contract and purchase order commitments of the Company at September 30, 1995, amounted to approximately $4.4 million.


11.  SHORT-TERM BORROWINGS AND CREDIT LINES


At September 30,                       1995           1994
----------------------------------------------------------------
                                          (Thousands)
Bank Loans
Peoples Gas
     8.75% due November 6, 1995      $    900       $     --
     7.75% due December 22, 1994           --            900
----------------------------------------------------------------
Available lines of credit
     Unused bank lines               $130,150       $130,150
----------------------------------------------------------------


     Short-term cash needs of the Company and North Shore Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

     At September 30, 1995 and 1994, the Company and North Shore Gas had combined lines of credit totaling $131.1 million. Of this amount, North Shore Gas can borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 26, 1996; the agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 12B.) Payment for the lines of credit is by fee.

12.  LONG-TERM DEBT

12A  Issuance of Bonds

     On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 per cent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem
$50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by the Company were used for the payment of expenses of issuance, including the underwriters' fee.

12B  Interest-Rate Adjustments

     The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1995, have been remarketed. The interest rate on such bonds is 4 per cent for the period October 1, 1995, through September 30, 1996.

     The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. The interest rate on such bonds is 4.95 per cent for the period December 1, 1994, through November 30, 1995.

     The Company classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, the Company established a $37.4 million three year line of credit with The Northern Trust Company. (See
Note 11.)

12C  Sinking Fund Requirements and Maturities

     At September 30, 1995, long-term debt sinking fund requirements and maturities for the next five years are $86.8 million in 1999 and $10.4 million in 2000.

12D  Fair Value of Financial Instruments

     At September 30, 1995, the carrying amount of the Company's long-term debt of $549.2 million had an estimated fair value of $583.8 million. At September 30, 1994, the carrying amount of the Company's long-term debt of $549.2 million had an estimated fair value of $585.7 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments would not be realized by the Company's shareholder. The carrying amount of all other financial instruments approximates fair value.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. Results for the first quarter of fiscal 1994 include the recording of one-half of an IRS settlement, in income, increasing net income by $9.6 million. The fiscal 1995 portion of the settlement was amortized to operation expense over the entire year. (See Note
7D).


                                                                  Net Income
                                    Operating       Operating    Applicable to
Fiscal Quarters                     Revenues         Income       Common Stock
--------------------------------------------------------------------------------
                                                   (Thousands)
  1995
     Fourth                          $100,391        $(2,872)      $(11,371)
     Third                            163,725         12,606          3,819
     Second                           368,148         49,344         39,469
     First                            266,679         31,494         21,749

  1994
     Fourth                          $104,565        $(6,365)      $(14,123)
     Third                            181,164         10,020          1,979
     Second                           495,246         50,895         41,976
     First                            330,197         33,347         33,993



15.  EVENTS (UNAUDITED) SUBSEQUENT TO THE AUDITORS' REPORT DATED
     NOVEMBER 1, 1995

RATES AND REGULATION

Utility Rate Proceedings

RATE ORDER. On November 8, 1995, subsequent to the date of the auditors' report, the Commission issued an order approving changes in rates of the Company that are designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflects an
11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. Various parties, including the Company, filed petitions for rehearing of the Commission's order. On December 20, 1995, the Commission denied those petitions. The parties may appeal the Commission's order to the Illinois Appellate Court. (See Note 2A.)

ENVIRONMENTAL COST RECOVERY. On November 21, 1995, subsequent to the date of the auditors' report, the Commission entered its order on remand in its consolidated proceedings regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations. Consistent with the Illinois Supreme Court's April 20, 1995 decision, the Commission, in its order on remand, reversed its earlier order to allow utilities to recover carrying charges on such environmental costs incurred on and after April 20, 1995, the date of the Supreme Court's decision. (See Note 2A.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS


                                                                     Company
        Name, Principal Occupation,                    Age at      Directorship
         and Other Directorships                      11-30-95        Since
------------------------------------------------      --------     ------------
Kenneth S. Balaskovits                                    53           1993
     Vice President and Controller
     of the Company, Peoples Energy,
     and North Shore Gas; Director of
     North Shore Gas.

J. Bruce Hasch                                            57           1986
     President and Chief Operating Officer of
     the Company, Peoples Energy, and North
     Shore Gas; Director of Peoples Energy
     and North Shore Gas.

James Hinchliff                                           55           1985
     Senior Vice President and General Counsel
     of the Company, Peoples Energy,
     and North Shore Gas; Director of
     North Shore Gas.

Michael S. Reeves                                         60           1988
     Executive Vice President of the Company,
     Peoples Energy, and North Shore Gas;
     Director of Peoples Energy and
     North Shore Gas.

Richard E. Terry                                          58           1982
     Chairman of the Board and Chief Executive
     Officer of the Company, Peoples Energy, and
     North Shore Gas; Director of Peoples Energy
     and North Shore Gas.  Mr. Terry is also a
     director of Harris Bankcorp, Inc., Harris
     Trust and Savings Bank, Bankmont Financial
     Corp., and Amsted Industries.


IDENTIFICATION OF EXECUTIVE OFFICERS

                                      Position at                     Age at            Position
        Name                       November 30, 1995                 11-30-95          Held Since
----------------------        -------------------------------        --------          ----------
Kenneth S. Balaskovits        Vice President and Controller              53                1993

Frank H. Blackmore            Vice President                             60                1989

Emmet P. Cassidy              Secretary and Treasurer                    62                1989

Patrick J. Doyle              Vice President                             58                1985

Joan T. Gagen                 Vice President                             44                1994

J. Bruce Hasch                President and Chief Operating              57                1990
                                  Officer

James Hinchliff               Senior Vice President and                  55                1989
                                  General Counsel

John C. Ibach                 Vice President                             48                1992

Thomas J. O'Sullivan          Division Vice President                    53                1992

Thomas M. Patrick             Vice President                             49                1989

James D. Pitts, Jr.           Vice President                             57                1989

Michael S. Reeves             Executive Vice President                   60                1987

Norman F. Sidler, Jr.         Division Vice President                    56                1991

Richard E. Terry              Chairman of the Board and                  58                1990
                                  Chief Executive Officer


     Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Messrs. O'Sullivan and Sidler, who were appointed.

     There are no family relationships among directors and executive officers of the Company.

     All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least five years.

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

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                          Annual Compensation                 Awards
                                          -------------------         -------------------------
                                                                       Restricted                     All Other
                                                                          Stock        Options/        Compen-
      Name and                                                        Awards(1)(2)       SARs          sation(3)
  Principal Position           Year       Salary($)      Bonus($)          ($)            (#)            ($)
-----------------------        ----       ---------      --------     ------------     --------       ----------
Richard E. Terry               1995       $455,300       $137,200       $137,119         21,400        $12,354
Chairman and                   1994        421,250        117,100        113,281         14,400         12,638
Chief Executive Officer        1993        415,000         30,400        110,413         14,600         12,277

J. Bruce Hasch                 1995        319,800         61,500         76,606         11,800          9,594
President and                  1994        304,500         75,300         73,438          9,400          9,135
Chief Operating Officer        1993        300,000         19,600         71,844          9,600          9,324

Michael S. Reeves              1995        241,100         39,000         48,925          7,600          7,233
Executive Vice                 1994        229,500         47,800         47,656          6,200          6,885
President                      1993        226,100         12,400         46,131          6,200          6,783

James Hinchliff                1995        241,100         39,000         48,925          7,600          7,233
Senior Vice President          1994        229,500         47,800         47,656          6,200          6,885
and General Counsel            1993        226,100         12,400         46,131          6,200          6,783

Thomas M. Patrick              1995        176,800         39,200         30,900          4,800          5,304
Vice President                 1994        167,500         28,100         29,688          3,800          5,025
                               1993        165,000          7,700         29,494          4,000          4,950

(1) Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 30, 1995 were as follows: Mr. Terry, 12,825 shares, valued at $352,688; Mr. Hasch, 7,845 shares, valued at $215,738; Mr. Reeves, 5,190 shares, valued at $142,725; Mr. Hinchliff, 5,190 shares, valued at $142,725; and Mr. Patrick, 3,220 shares, valued at $88,550. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $27.50, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 29, 1995.

(2) Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-management directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1993 constitutes 10,050 shares, of which 2,010 shares vested in 1994; 2,010 shares vested in 1995; 2,010 shares will vest in 1996; 2,010 shares will vest in 1997; and the remaining 2,010 shares will vest in 1998. Total restricted stock awarded to the named individuals for 1994 constitutes 9,975 shares, of which 1,995 shares vested in 1995; 1,995 shares will vest in 1996; 1,995 shares will vest in 1997; 1,995 shares will vest in 1998; and the remaining 1,995 shares will vest in 1999. Total restricted stock awarded to the named individuals for 1995 constitutes 13,300 shares of which 2,660 shares will vest in 1996; 2,660 shares will vest in 1997; 2,660 shares will vest in 1998; 2,660 shares will vest in 1999; and the remaining 2,660 shares will vest in 2000.

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


                                           OPTIONS/SAR GRANTS IN FISCAL 1995
                                                  INDIVIDUAL GRANTS
                                ------------------------------------------------------
                                              % of Total
                                             Options/SARs
                                Options/      Granted to      Exercise                       Grant
                                 SARs          Employees       or Base                        Date
                                Granted        in Fiscal        Price       Expiration       Present
       Name                      (#)(1)         Year (2)      ($/Share)       Date         Value($)(3)
-------------------             --------     ------------     ---------     ----------     -----------
Richard E. Terry                  21,400            15%         $25.69      05-Oct-04        $97,370
Chairman and
Chief Executive
Officer

J. Bruce Hasch                    11,800              8          25.69      05-Oct-04         53,690
President and
Chief Operating
Officer

Michael S. Reeves                  7,600              5          25.69      05-Oct-04         34,580
Executive Vice
President

James Hinchliff                    7,600              5          25.69      05-Oct-04         34,580
Senior Vice President
and General Counsel

Thomas M. Patrick                  4,800              3          25.69      05-Oct-04         21,840
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

(2) Based on 71,500 Options and 71,500 SARs granted to all employees during fiscal 1995.

(3) Present value is determined using a variation of the Black-Scholes Model. The model assumes: a) that Options and SARs are exercised two years after the date of grant -- the average time Options and SARs were held by recipients under Peoples Energy's Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) that no adjustments were made for an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or an SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.

                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995
                      AND FISCAL YEAR-END OPTION/SAR VALUES



                                                          Number of                Value of Unexercised In-
                                                   Unexercised Options/SARs       the-Money Options/SARs at
                          Shares                      at Fiscal Year-End(#)           Fiscal Year-End ($)
                        Acquired On   Value        ---------------------------    --------------------------
     Name               Exercise(#)  Realized ($)  Exercisable   Unexercisable    Exercisable  Unexercisable
------------------      -----------  ------------  -----------   -------------    -----------  -------------
Richard E. Terry             0          $0.00         29,000         21,400          $0.00        $38,734
Chairman and
Chief Executive
Officer

J. Bruce Hasch               0           0.00         19,000         11,800           0.00         21,358
President and
Chief Operating
Officer

Michael S. Reeves            0           0.00         12,400          7,600           0.00         13,756
Executive Vice
President

James Hinchliff              0           0.00         12,400          7,600           0.00         13,756
Senior Vice President
and General Counsel

Thomas M. Patrick            0           0.00          7,800          4,800           0.00          8,688
Vice President

                               PENSION PLAN TABLE

                                       Years of Service
Average Annual   ---------------------------------------------------------------
Compensation       20            25            30            35            40
--------------   -------       -------       -------       -------      --------
  $150,000       $54,872       $68,590       $82,308       $91,683      $101,058
   200,000        74,872        93,590       112,308       124,808       137,308
   250,000        94,872       118,590       142,308       157,933       173,558
   300,000       114,872       143,590       172,308       191,058       209,808
   350,000       134,872       168,590       202,308       224,183       246,058
   400,000       154,872       193,590       232,308       257,308       282,308
   450,000       174,872       218,590       262,308       290,433       318,558
   500,000       194,872       243,590       292,308       323,558       354,808
   550,000       214,872       268,590       322,308       356,683       391,058
   600,000       234,872       293,590       352,308       389,808       427,308
   650,000       254,872       318,590       382,308       422,933       463,558


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

     At September 30, 1995, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 31 years; Mr. Hasch, 35 years; Mr. Reeves, 39 years; Mr. Hinchliff, 23 years; and Mr. Patrick, 19 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     At November 30, 1995, voting securities of the Company were beneficially owned as follows:

  Title of                                              Number of    Per Cent of
   Class                 Name and Address             Shares Owned      Class
------------        -----------------------------     ------------   -----------
Common Stock        Peoples Energy Corporation
  without           130 East Randolph Drive
 par value          Chicago, Illinois  60601-6207      24,817,566        100
                                                       ----------        ---
                                                       ----------        ---

SECURITY OWNERSHIP OF MANAGEMENT

     No equity securities of the Company are beneficially owned directly or indirectly by any director or officer of the Company.

     Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1995, are as follows:


                                                  Shares of Peoples Energy
                                                 Common Stock Beneficially
             Name                              Owned at November 30, 1995 (1)
     -----------------------                   ------------------------------
     Kenneth S. Balaskovits*                           11,980    (2)(3)
     J. Bruce Hasch*                                   47,127    (2)(3)
     James Hinchliff*                                  31,595    (2)(3)
     Thomas M. Patrick                                 14,458    (2)(3)
     Michael S. Reeves*                                36,246    (2)(3)
     Richard E. Terry*                                 69,504    (2)(3)

     All directors and officers of the Company
         as a group, including those named above
         (14 in number)                               330,432    (1)(2)(3)

                            * Director of the Company

(1) The total of 330,432 shares held by all directors and executive officers as a group is less than one per cent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table.

(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1995, through the exercise of stock options granted under Peoples Energy's Long-Term Incentive Compensation Plan: Messrs. Balaskovits, 5,500; Hasch, 15,400; Hinchliff, 10,000; Patrick, 6,300; Reeves, 10,000; Terry, 25,200; and all executive officers of the Company, as a group, 140,200.

(3) Includes shares of restricted stock awarded under Peoples Energy's Long-Term Incentive Compensation Plan, the restrictions on which had not lapsed at November 30, 1995, as follows: Messrs. Balaskovits, 2,970; Hasch, 8,240; Hinchliff, 5,290; Patrick, 3,355; Reeves, 5,290; Terry, 14,055; and
     all executive officers as a group, 45,665. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.


CHANGES IN CONTROL

     None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company provides general corporate and support services to Peoples Energy pursuant to an Intercompany Service Agreement (Agreement), the terms of which were approved by the Commission. In fiscal 1995, the Company furnished general corporate services in the amount of $3,799,257 and support services in the amount of $92,979 to Peoples Energy under the Agreement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)  1.   Financial Statements:                             Page

          See Part II, Item 8.                               16

     2.   Financial Statement Schedules:

          Schedule
           Number
          --------
            VIII    Valuation and Qualifying Accounts        48

     3.   Exhibits:

          See Exhibit Index on page 50.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1995:

          None.

                                                                   SCHEDULE VIII

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                   (Thousands)

                     Column A                                  Column B            Column C            Column D           Column E
-------------------------------------------------            ------------          ---------      --------------------    --------
                                                                                   Additions          Deductions
                                                                                   ---------      --------------------    --------
                                                                                    Charged         Charges for the
                                                               Balance             to costs       purpose for which the    Balance
                                                             at beginning             and         reserves or deferred    at end of
               Description                                    of period            expenses       credits were created     period
-------------------------------------------------            ------------          ---------      ---------------------   ---------
                                                   Fiscal Year Ended September 30, 1995

RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                        $23,400             $22,063             $27,148             $18,315

                                                   Fiscal Year Ended September 30, 1994

RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                        $18,934             $31,162             $26,696             $23,400


                                                   Fiscal Year Ended September 30, 1993

RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                        $16,169             $21,693             $18,928             $18,934

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PEOPLES GAS LIGHT AND COKE COMPANY

Date:  December 21, 1995                By:   /s/   RICHARD E. TERRY
                                            ---------------------------------
                                                     Richard E. Terry
                                            Chairman of the Board and Chief
                                            Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1995.


 /s/   RICHARD E. TERRY           Chairman of the Board and Chief Executive
-----------------------------
       Richard E. Terry           Officer and Director
                                  (Principal Executive Officer)


 /s/   KENNETH S. BALASKOVITS     Vice President and Controller and Director
-------------------------------
       Kenneth S. Balaskovits     (Principal Financial and Accounting Officer)


 /s/   J. BRUCE HASCH             Director
-----------------------------
       J. Bruce Hasch


 /s/   JAMES HINCHLIFF            Director
-----------------------------
       James Hinchliff


 /s/   MICHAEL S. REEVES          Director
-----------------------------
       Michael S. Reeves

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

(a)  The exhibits listed below are filed herewith and made a part hereof:

     Exhibit
     Number                      Description of Document
     -------   -------------------------------------------------------------

     3(a)      Amendment to the Articles of Incorporation of the Registrant,
                  dated April 24, 1995.

     3(b)      Articles of Incorporation of the Registrant, as last amended, dated April 24, 1995.

     4         Supplemental Indenture dated June 1, 1995.

     10(a)     ETS Service Agreement between the Company and ANR Pipeline
                  Company, dated September 21, 1994.

     10(b)     FSS Service Agreement between the Company and ANR Pipeline
                  Company, dated September 21, 1994.

     10(c)     Storage Rate Schedule NSS Agreement between the Company and
                  Natural Gas Pipeline Company of America, dated
                  October 19, 1995.

     10(d)     Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated
                  October 19, 1995.

     10(e)     Storage Rate Schedule DSS Agreement between the Company and
                  Natural Gas Pipeline Company of America, dated
                  December 1, 1995.

     10(f)     Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated
                  December 1, 1995.

     10(g)     Firm Transportation Service Agreement Under Rate Schedule FT
                  between the Company and Trunkline Gas Company, dated as of April 1, 1995.

     10(h)     Quick Notice Transportation Service Agreement Under Rate Schedule
                  QNT between the Company and Trunkline Gas Company, dated as of December 1, 1995.

     10(i)     Quick Notice Transportation Service Agreement Under Rate Schedule
                  QNT between the Company and Trunkline Gas Company, dated as of December 1, 1995.

     12        Statement re:  Computation of Ratio of Earnings to
                  Fixed Charges.

     27        Financial Data Schedule

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

          3(c) By-Laws of the Registrant, as amended on December 7, 1994 (Registrant Form 10-K for fiscal year ended September 30, 1994, Exhibit 3(d)).

          4(a) First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by the Company by Indenture dated March 1, 1928 (May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, from the Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee (Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of
                   June 1, 1951 (File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of July 15, 1966 (Form 8-K for the month of July 1966, Exhibit 2); Supplemental Indenture dated as of August 15, 1967 (File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (File No. 2-38168, Post-Effective
                   Exhibit 2-2); Supplemental Indenture dated as of April 1, 1972 (File No. 2-43367, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of July 15, 1973 (File No. 2-48430, Exhibit 4-2); Supplemental Indenture dated as of June 1, 1984, Exhibit 4-1, Supplemental Indenture dated June 1, 1984, Exhibit 4-2, Supplemental Indenture dated
                   October 1, 1984, Exhibit 4-3 (Form 10-K for fiscal year ended September 30, 1984); Supplemental Indentures dated March 1, 1985, Exhibits 4-1, 4-2, 4-3, 4-4, respectively (Form 10-K for fiscal year ended September 30, 1985); Supplemental Indenture dated May 1, 1990 (Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of April 1, 1993 (Form 8-K dated as of May 5, 1933,
                   Exhibit 1); Supplemental Indenture dated as of
                   December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 4(a)); Supplemental Indenture dated as of December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 4(b)).

          10(j) Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of August 13, 1990 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(b)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of October 8, 1990 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(c)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(e)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(f)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

          10(j)    January 1, 1992 (Registrant Form 10-K for the fiscal year
          cont'd   ended September 30, 1993, Exhibit 10(g)); Firm Transportation
                   Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of February 1, 1992 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(h)); Firm Transportation
                   Service Agreement Under Rate Schedule FT between the Company and Trunkline Gas Company, dated as of December 1, 1993
                   (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10).

          10(k) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and the Company, as Tenant (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(a)).