Form 10-Q
period 1995-12-31
PEOPLES GAS LIGHT & COKE CO
filed 1996-02-13
CIK 77388

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)


  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at January 31, 1996.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                         The Peoples Gas Light and Coke Company
                            CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                Three Months Ended      Twelve Months Ended
                                    December 31,           December 31,
                                -------------------     -------------------
                                  1995       1994         1995      1994
                                ---------  --------     -------- ----------
                                                 (Thousands)

OPERATING REVENUES:
  Gas sales                     $236,321    $229,811    $777,514  $  928,883
  Transportation of customer-
    owned gas                     35,152      29,182     115,597      97,992
  Other                            3,154       7,686      13,780      20,780
                                --------    --------    --------  ----------
    Total Operating Revenues     274,627     266,679     906,891   1,047,655
                                --------    --------    --------  ----------
OPERATING EXPENSES:
  Gas costs                      108,698     123,662     372,712     518,887
  Operation                       47,007      42,929     178,779     190,386
  Maintenance                      9,291       8,707      39,314      35,838
  Depreciation and amortization   14,865      14,786      59,248      58,939
  Taxes- Income                   20,057      11,979      36,242      24,548
       - State & local revenue    30,784      28,634     102,712     114,379
       - Other                     4,581       4,488      19,462      18,634
                                --------    --------    --------  ----------
    Total Operating Expenses     235,283     235,185     808,469     961,611
                                --------    --------    --------  ----------
OPERATING INCOME                  39,344      31,494      98,422      86,044
                                --------    --------    --------  ----------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                  2,291         965       9,995       5,338
  Interest on long-term debt      (9,557)    (10,052)    (40,012)    (39,955)
  Other interest expense          (1,648)     (1,088)     (6,639)     (2,438)
  Miscellaneous - net              1,075         430       1,656       2,592
                                --------    --------    --------  ----------
    Total Other Income
      and Deductions              (7,839)     (9,745)    (35,000)    (34,463)
                                --------    --------    --------  ----------
NET INCOME APPLICABLE
  TO COMMON STOCK               $ 31,505    $ 21,749    $ 63,422  $   51,581
                                ========    ========    ========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        The Peoples Gas Light and Coke Company
                             CONSOLIDATED BALANCE SHEETS

                                             December 31,                 December 31,
                                                1995       September 30,     1994
                                             (Unaudited)        1995      (Unaudited)
                                             ------------  -------------  ------------
                                                            (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                            $1,724,036   $1,815,407    $1,773,659
     Less - Accumulated depreciation              546,831      628,258       608,004
       Net property, plant and equipment        1,177,205    1,187,149     1,165,655
Other investments                                   4,936        5,027         6,324
                                               ----------   ----------    ----------
     TOTAL CAPITAL INVESTMENTS - NET            1,182,141    1,192,176     1,171,979
                                               ----------   ----------    ----------
CURRENT ASSETS:

Cash                                                4,996        2,599         4,121
Cash equivalents                                    6,900      149,616        39,640
Other temporary cash investments,
   at cost that approximates market value             600          600           600
Trust fund - utility construction                      --           --        16,440
          - bond redemption                            --          237            --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $17,625,
       $18,315, and $20,145, respectively         114,478       52,142       106,468
   Other                                            8,390        2,665         5,093
Accrued unbilled revenues                          60,392       18,451        63,367
Materials and supplies, at average cost            13,931       13,843        22,313
Gas in storage, at last-in, first-out cost         88,289       82,151       105,154
Gas costs recoverable through rate adjustments      1,073        2,132        14,983
Prepayments                                         1,496        1,927         1,398
                                               ----------   ----------    ----------
     TOTAL CURRENT ASSETS                         300,545      326,363       379,577
                                               ----------   ----------    ----------
OTHER ASSETS:

Regulatory assets                                  60,280       29,707        26,525
Deferred charges                                   11,852       13,235        13,905
                                               ----------   ----------    ----------
     TOTAL OTHER ASSETS                            72,132       42,942        40,430
                                               ----------   ----------    ----------
       TOTAL PROPERTIES AND OTHER ASSETS       $1,554,818   $1,561,481    $1,591,986
                                               ==========   ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                         The Peoples Gas Light and Coke Company
                              CONSOLIDATED BALANCE SHEETS

                                             December 31,                 December 31,
                                                1995       September 30,     1994
                                             (Unaudited)       1995       (Unaudited)
                                             ------------  -------------  ------------
                                                    (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares         $  165,307   $  165,307    $  165,307
   Retained earnings                              381,353      363,001       373,770
                                               ----------   ----------    ----------
       Total Common Stockholder's Equity          546,660      528,308       539,077
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    462,400      549,150       549,150
                                               ----------   ----------    ----------
       TOTAL CAPITALIZATION                     1,009,060    1,077,458     1,088,227
                                               ----------   ----------    ----------
CURRENT LIABILITIES:

Interim loans                                         900          900            --
Accounts payable                                  143,394       87,693        98,465
Dividends payable on common stock                  13,153       14,146        14,146
Customer gas service and credit deposits           37,882       35,012        50,473
Accrued taxes                                      57,410       26,962        45,897
Gas sales revenue refundable through
   rate adjustments                                46,267       68,558        40,091
Accrued interest                                    6,271       11,025         8,321
Temporary LIFO liquidation credit                      --           --         5,121
                                               ----------   ----------    ----------
       TOTAL CURRENT LIABILITIES                  305,277      244,296       262,514
                                               ----------   ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                       192,965      189,850       181,310
Investment tax credits being amortized
   over the average lives of related property      32,774       34,228        35,428
Other                                              14,742       15,649        24,507
                                               ----------   ----------    ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                       240,481      239,727       241,245
                                               ----------   ----------    ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,554,818   $1,561,481    $1,591,986
                                               ==========   ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       The Peoples Gas Light and Coke Company
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                           Three Months Ended
                                                               December 31,
                                                           -------------------
                                                             1995       1994
                                                           --------   --------
                                                               (Thousands)
OPERATING ACTIVITIES:
  Net Income                                               $ 31,505   $ 21,749
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                            14,865     14,786
    Deferred income taxes and investment tax credits - net       49      3,926
    Change in deferred credits and other liabilities            705     (3,418)
    Change in other assets                                  (29,190)       185
    Other                                                        17         25
    Change in current assets and liabilities:
     Receivables - net                                      (68,061)   (39,398)
     Accrued unbilled revenues                              (41,941)   (45,806)
     Materials and supplies                                     (88)      (749)
     Gas in storage                                          (6,138)    18,430
     Gas costs recoverable                                    1,059     (2,959)
     Accounts payable                                        55,701      3,438
     Customer gas service and credit deposits                 2,870     10,930
     Accrued taxes                                           30,448     19,206
     Gas sales revenue refundable                           (22,291)    (1,076)
     Accrued interest                                        (4,754)    (1,883)
     Temporary LIFO liquidation credit                           --      5,121
     Other                                                      430        249
                                                           ---------  ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (34,814)     2,756
                                                           ---------  ---------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (16,709)   (16,763)
  Other assets                                               11,789       (482)
  Other capital investments                                      74       (113)
                                                           ---------  ---------
  NET CASH USED IN INVESTING ACTIVITIES                      (4,846)   (17,358)
                                                           ---------  ---------
FINANCING ACTIVITIES:
  Retirement of long-term debt                              (86,750)        --
  Interim loans - net                                            --       (900)
  Trust fund - utility construction                              --     15,053
            - bond redemption                                   237         --
  Dividends paid on common stock                            (14,146)   (13,898)
                                                           ---------  ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (100,659)       255
                                                           ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (140,319)   (14,347)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            152,215     58,108
                                                           ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 11,896   $ 43,761
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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

2B  Regulated Operations

      The Company's utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

2C Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized
   interest) were as follows:
         For the three months
         ended December 31,          1995        1994
         ---------------------------------------------
                                       (Thousands)

         Income taxes paid        $  2,026     $   124
         Interest paid              14,637      12,076

2D Income Taxes

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

2E Recovery of Gas Costs, Including Charges for Transition Costs

      Pursuant to Federal Energy Regulatory Commission (FERC)
   Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 3A and 3B.)

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


3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of the Company that are designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflects an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. The Company and a group of industrial transportation customers have appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion.
On November 21, 1995, the Commission entered its order on remand. Consistent with the Illinois Supreme Court's April 20, 1995 decision, the Commission, in its order on remand, reversed its earlier order to allow utilities to recover carrying charges on such environmental costs incurred on and after April 20, 1995, the date of the Supreme Court's decision. (See Note 4.)

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

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $103 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At December 31, 1995, the Company has made payments of $51 million and has accrued an additional $5.2 million toward the cap.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1995, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.7 million. This amount includes an estimate of the costs of the investigations initiated at the request of the IEPA at the sites referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with former manufactured gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at December 31, 1995 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. At December 31, 1995, it had recovered $564,000 of such costs through rates. (See Note 3A for a discussion of proceedings regarding the recovery of such costs through utility rates.)


5.  GAS OVER-PRESSURE CONDITION

   On January 17, 1992, an over-pressure condition occurred in the gas mains of the Company serving an approximately one-square-mile area of the Near Northwest Side of the City of Chicago. The over-pressure condition caused a major explosion and numerous fires.

   A number of lawsuits, some of which included wrongful-death claims, were filed against the Company as a result of the over-pressure condition. All of the lawsuits alleging wrongful-death claims have been settled. While property damage cases are still pending, management believes that any liability that may arise from such cases will not have a material adverse effect on financial position or results of operations of the Company.


6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 in total amount of approximately $25 million, or $19.4 million after income taxes. The Company has received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.7 million, or $9.7 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $12.7 million was included in Deferred Credits and Other Liabilities - Other.

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company was amortized (credited) to operation expense. The effect was to offset increases in costs that the Company would incur during the year. In fiscal 1995, the Company amortized approximately $12.7 million, or $9.7 million after income taxes.


7.  LONG-TERM DEBT

7A Interest-Rate Adjustments

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

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1995, have been remarketed. The interest rate on such bonds is 3.85 per cent for the period December 1, 1995, through November 30, 1996.

   The Company classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, the Company established a $37.4 million three year line of credit with The Northern Trust Company. The term of this facility has been extended to January 31, 1998. (See Liquidity and Capital Resources - Credit Lines.)

7B Bonds Redeemed

   On November 14, 1995, the Company notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by the Company's Series U and V First Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995.


8.  SNG PLANT CLOSING

   The Company has closed its synthetic gas-making plant located near Joliet, Illinois. The decision was effected after a cost-benefit analysis was performed, which showed that, as of December 1, 1995, it would not be cost-effective to use the plant as a source of gas, given new, more economical supply arrangements to become effective on that date. Those supply arrangements were the result of initiatives undertaken by the Company to restructure its gas supply portfolio in response to FERC Order 636. The rates approved by the Commission in the Company's most recent rate case reflect the annual effect of a five-year amortization of the undepreciated investment in the plant and decommissioning expenses. The plant closing did not have a material effect on financial position or results of operations of the Company.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $9.8 million, to $31.5 million, for the three months ended December 31, 1995, from the results of last year's like quarter, due mainly to increased gas deliveries largely resulting from weather that was 34 per cent colder than last year's period, which was abnormally warm. In addition, net income benefited from a rate increase that went into effect for the Company on November 14, 1995. (See Note 3A of the Notes to Consolidated Financial Statements.) Last year's first quarter was helped by a federal income tax settlement (see Note 6 of the Notes to Consolidated Financial Statements) and by the sale of interests in certain oil and gas rights.

   Net income applicable to common stock increased $11.8 million, to $63.4 million, for the current 12-month period, from the results of the prior similar period, due principally to weather that was 5 per cent colder than the previous 12 months. The current 12-month period also benefited from the aforementioned rate increase and increased gas deliveries to large volume customers. In addition, positive impacts on net income resulted from a decrease in the provision for uncollectible accounts, and the timing difference in recognizing a federal income tax settlement. The prior period also benefited from the sale of interests in certain oil and gas rights.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                                  Three Months Ended     12 Months Ended
                                   December 31, 1995    December 31, 1995
                                  Increase/(Decrease)  Increase/(Decrease)
                                   from Prior Period    from Prior Period
                                  -------------------  -------------------
(Thousands of dollars)                  Amount    %       Amount     %
-------------------------------------------------------------------------

Net operating revenues (a)             $20,762    18.2    $17,078    4.1
Operation and maintenance expenses       4,662     9.0     (8,131)  (3.6)
Depreciation and amortization expense       79     0.5        309    0.5
Income taxes                             8,078    67.4     11,694   47.6
Other income and deductions             (1,906)  (19.6)       537    1.6
Net income applicable to common stock    9,756    44.9     11,841   23.0
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

   Net operating revenues increased $20.8 million, to $135.1 million, and $17.1 million, to $431.5 million, for the current three- and 12-month periods, respectively, reflecting increased gas deliveries mainly caused by colder weather in each of the more recent periods. The aforementioned rate increase for the Company improved net operating revenues in both periods by about $5.1 million, and net income by $3.1 million. Also, the 12-month period was impacted by increased deliveries to large volume customers.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $4.7 million, to $56.3 million, for the current three-month period, due mainly to the recognition in the prior year's first quarter of $3.2 million from the sale of interests in certain oil and gas rights and $3.9 million for an IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) The effect of these increases was partially offset by reduced pension expenses of $1.7 million, primarily resulting from a change in assumptions. Also, group insurance expenses declined $636,000.

   Operation and maintenance expenses decreased $8.1 million, to $218.1 million for the current 12-month period, due principally to a decrease of $8.7 million for the provision for uncollectible accounts, and an increased credit of $5.0 million between periods for the timing difference in recognizing an IRS settlement. In addition, pension and group insurance expenses decreased $1.8 million and $1.8 million, respectively. These decreases were partially offset by increased costs of $2.9 million related to the reengineering program, higher maintenance costs of $3.5 million, and the prior year's benefit of $3.2 million from the sale of interests in certain oil and gas rights.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $309,000, to $59.2 million, for the current 12-month period, due primarily to depreciable property additions and the amortization of costs associated with the closing of the SNG Plant (see Note 8 of the Notes to Consolidated Financial Statements). These increases were largely offset by lower net dismantling costs in the current period.

Income Taxes

   Income taxes, exclusive of taxes related to the closing of the SNG Plant included in other income and deductions, increased $8.1 million, to $20.1 million, for the current three-month period, due principally to higher pre-tax income.

   Income taxes, exclusive of taxes related to the closing of the SNG Plant included in other income and deductions, increased $11.7 million, to $36.2 million, for the current 12-month period, due mainly to higher pre-tax income together with an adjustment made in 1994 to reduce taxes accrued.

Other Income and Deductions

   Other income and deductions decreased $1.9 million, for the current three-month period, due primarily to increased interest income and the accelerated recognition of investment tax credits for Peoples Gas' SNG Plant closing. These amounts were partially offset by a charge, after income taxes, reflecting the disallowance of carrying charges associated with the closing of the SNG Plant. (See Note 8 of the Notes to Consolidated Financial Statements.)

   Other income and deductions increased $537,000, for the current 12-month period, due primarily to increased interest expense on amounts refundable to customers and on budget accounts, and the aforementioned charge for the SNG Plant closing. Also, the amortization of the net gain on the sale of the Peoples Gas Building was completed in March 1995 with the expiration of the Company's lease at its former headquarters. These increases were partially offset by increased interest income and the accelerated recognition of investment tax credits for the SNG Plant closing.

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

Reengineering Study. The Company has undertaken a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness.

Operating Statistics.  The following table represents gas
distribution margin components:
                                Three Months Ended     Twelve Months Ended
                                    December 31,           December 31,
                               -------------------    --------------------
                                 1995       1994       1995        1994
                               --------  --------     --------  ----------

Operating Revenues (thousands):
  Gas sales
    Residential                $200,535  $195,023     $654,273  $  767,856
    Commercial                   29,446    29,067      101,815     129,013
    Industrial                    6,340     5,721       21,426      32,014
                               --------  --------     --------  ----------
                                236,321   229,811      777,514     928,883
                               --------  --------     --------  ----------
  Transportation
    Residential                  11,945    10,107       38,455      33,654
    Commercial                   14,479    11,705       46,234      39,327
    Industrial                    8,728     7,370       30,908      25,011
                               --------  --------     --------  ----------
                                 35,152    29,182      115,597      97,992
                               --------  --------     --------  ----------

  Other                           3,154     7,686       13,780      20,780
                               --------  --------     --------  ----------

Total Operating Revenues        274,627   266,679      906,891   1,047,655
Less  - Gas Costs               108,698   123,662      372,712     518,887
      - Revenues Taxes           30,784    28,634      102,712     114,379
                               --------  --------     --------  ----------
Net Operating Revenues         $135,145  $114,383     $431,467  $  414,389
                               ========  ========     ========  ==========

Deliveries (MDth):
  Gas Sales
    Residential                  40,760    31,468      120,801     115,877
    Commercial                    6,390     5,013       20,583      21,200
    Industrial                    1,559     1,048        4,868       5,738
                               --------  --------     --------  ----------
                                 48,709    37,529      146,252     142,815
                               --------  --------     --------  ----------
  Transportation
    Residential                   8,653     6,935       25,950      23,537
    Commercial                   11,843     9,617       38,356      35,212
    Industrial                   10,392     8,366       35,548      29,353
                               --------  --------     --------  ----------
                                 30,888    24,918       99,854      88,102
                               --------  --------     --------  ----------
Total Gas Sales
  and Transportation             79,597    62,447      246,106     230,917
                               ========  ========     ========  ==========

Margin per Dth delivered       $   1.70  $   1.83     $   1.75  $     1.79


LIQUIDITY AND CAPITAL RESOURCES

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of the Company. (See Note 3A of the Notes to Consolidated Financial Statements.)

   In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. On November 21, 1995, the Commission entered its order on remand. (See Note 3A of the Notes to Consolidated Financial Statements.)

   On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from the program. The PBR Program would be for a pilot period covering fiscal years 1996 through 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals, and an order is expected during the third quarter of fiscal 1996.

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On November 14, 1995, the Company notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by the Company's Series U and V First Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995. (See Note 7B of the Notes to Consolidated Financial Statements.)

Credit Lines. The Company has lines of credit of approximately $131.1 million of which North Shore Gas may borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 26, 1996. The agreement covering the remaining $37.4 million will expire on January 31, 1998. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 7A of the Notes to Consolidated Financial Statements.)

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended December 31, 1995, and for fiscal
1995 and 1994 were 3.09, 2.76, and 3.28, respectively.



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


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number          Description of Document
          -------       ---------------------------

            27          Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended
         December 31, 1995

           Date of Report - November 15, 1995
           Item 5.  Other Events
               Rates and Regulation







                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                           The Peoples Gas Light and Coke Company
                           --------------------------------------
                                     (Registrant)




February 13, 1996           By:  /s/  K. S. BALASKOVITS
-----------------               ------------------------------
     (Date)                           K. S. Balaskovits
                                 Vice President and Controller





                                      (Same as above)
                                 ------------------------------
                                  Principal Accounting Officer