Form 10-Q
period 1996-03-31
PEOPLES GAS LIGHT & COKE CO
filed 1996-05-13
CIK 77388

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)


 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at April 30, 1996.


                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    The Peoples Gas Light and Coke Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                     Three                   Six                 Twelve
                                   Months Ended          Months Ended         Months Ended
                                -------------------   -------------------   ------------------
                                     March 31,             March 31,            March 31,
                                  1996       1995       1996       1995      1996       1995
                                --------   --------   --------   --------   --------  --------
                                                     (Thousands)
OPERATING REVENUES:
  Gas sales                      $387,178   $323,673   $623,499   $553,484   $841,019  $795,432
  Transportation of customer-
    owned gas                      38,554     40,729     73,707     69,910    113,423   104,610
  Other                             3,383      3,746      6,537     11,433     13,417    20,514
                                 --------   --------   --------   --------   --------  --------
    Total Operating Revenues      429,115    368,148    703,743    634,827    967,859   920,556
                                 --------   --------   --------   --------   --------  --------

OPERATING EXPENSES:
  Gas costs                       204,801    179,067    313,500    302,729    398,445   416,374
  Operation                        54,855     44,281    101,862     87,210    189,353   181,608
  Maintenance                      10,330      9,676     19,621     18,383     39,968    36,550
  Depreciation and amortization    15,954     15,027     30,819     29,813     60,176    59,502
  Taxes - Income                   30,597     22,805     50,654     34,255     40,957    18,674
        - State & local revenue    47,076     42,137     77,860     70,771    107,652   101,785
        - Other                     5,252      5,139      9,833      9,627     19,575    18,596
                                 --------   --------   --------   --------   --------  --------
    Total Operating Expenses      368,865    318,132    604,149    552,788    856,126   833,089
                                 --------   --------   --------   --------   --------  --------

OPERATING INCOME                   60,250     50,016     99,594     82,039    111,733    87,467
                                 --------   --------   --------   --------   --------  --------
OTHER INCOME
  AND (DEDUCTIONS):
  Interest income                     238      1,606      2,529      2,571      8,628     6,176
  Interest on long-term debt       (7,777)   (10,182)   (17,334)   (20,234)   (37,608)  (40,170)
  Other interest expense           (1,332)    (1,632)    (2,980)    (2,720)    (6,338)   (3,331)
  Income taxes                     (3,385)      (672)    (1,068)    (1,201)    (3,473)   (3,010)
  Miscellaneous - net               4,918        333      3,676        763      3,923     1,941
                                 --------   --------   --------   --------   --------  --------
    Total Other Income
       and Deductions              (7,338)   (10,547)   (15,177)   (20,821)   (34,868)  (38,394)
                                 --------   --------   --------   --------   --------  --------
NET INCOME APPLICABLE
  TO COMMON STOCK                $ 52,912   $ 39,469   $ 84,417   $ 61,218   $ 76,865  $ 49,073
                                 ========   ========   ========   ========   ========  ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company
                        CONSOLIDATED BALANCE SHEETS


                                               March 31,                  March 31,
                                                 1996     September 30,   1995
                                              (Unaudited)     1995      (Unaudited)
                                               ----------  ----------   ----------
                                                           (Thousands)

PROPERTIES AND OTHER ASSETS
- ---------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                             $1,732,525  $1,815,407   $1,784,962
     Less - Accumulated depreciation               554,593     628,258      615,234
                                                ----------  ----------   ----------
       Net property, plant and equipment         1,177,932   1,187,149    1,169,728
Other investments                                    4,632       5,027        5,865
                                                ----------  ----------   ----------
     TOTAL CAPITAL INVESTMENTS - NET             1,182,564   1,192,176    1,175,593
                                                ----------  ----------   ----------
CURRENT ASSETS:
Cash                                                 5,358       2,599       34,197
Cash equivalents                                    50,937     149,616      151,795
Other temporary cash investments,
   at cost that approximates market value              500         600          600
Trust fund - bond redemption                            --         237           --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $22,431,
       $18,315, and $20,173, respectively          168,283      52,142      131,018
   Other                                            46,803       2,665        4,632
Accrued unbilled revenues                           58,666      18,451       38,879
Materials and supplies, at average cost             15,171      13,843       22,524
Gas in storage, at last-in, first-out cost          33,578      82,151       59,971
Gas costs recoverable through rate adjustments      48,832       2,132        7,986
Prepayments                                          2,747       1,927        2,847
                                                ----------  ----------   ----------
     TOTAL CURRENT ASSETS                          430,875     326,363      454,449
                                                ----------  ----------   ----------
OTHER ASSETS:
Regulatory assets                                   51,674      29,707       28,907
Deferred charges                                    11,432      13,235       14,278
                                                ----------  ----------   ----------
     TOTAL OTHER ASSETS                             63,106      42,942       43,185
                                                ----------  ----------   ----------
       TOTAL PROPERTIES AND OTHER ASSETS        $1,676,545  $1,561,481   $1,673,227
                                                ==========  ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company
                        CONSOLIDATED BALANCE SHEETS

                                               March 31,                  March 31,
                                                  1996     September 30,    1995
                                              (Unaudited)      1995      (Unaudited)
                                               ----------   ----------   ----------
                                                     (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares         $  165,307   $  165,307   $  165,307
   Retained earnings                              421,360      363,001      399,094
                                               ----------   ----------   ----------
       Total Common Stockholder's Equity          586,667      528,308      564,401
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    462,400      549,150      549,150
                                               ----------   ----------   ----------
       TOTAL CAPITALIZATION                     1,049,067    1,077,458    1,113,551
                                               ----------   ----------   ----------
CURRENT LIABILITIES:
Interim loans                                         700          900          900
Accounts payable                                  175,269       87,693       93,052
Dividends payable on common stock                  12,905       14,146       14,146
Customer gas service and credit deposits           16,750       35,012       25,394
Accrued taxes                                      87,510       26,962       65,754
Gas sales revenue refundable through
   rate adjustments                                20,770       68,558       58,669
Accrued interest                                    8,579       11,025       10,230
Temporary LIFO liquidation credit                  55,104           --       53,308
                                               ----------   ----------   ----------
       TOTAL CURRENT LIABILITIES                  377,587      244,296      321,453
                                               ----------   ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                       192,991      189,850      185,219
Investment tax credits being amortized
   over the average lives of related property      32,423       34,228       35,024
Other                                              24,477       15,649       17,980
                                               ----------   ----------   ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                       249,891      239,727      238,223
                                               ----------   ----------   ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,676,545   $1,561,481   $1,673,227
                                               ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                            Six Months Ended
                                                                March 31,
                                                          --------------------
                                                             1996       1995
                                                          ----------  --------
                                                               (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                $ 84,417  $ 61,218
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                             30,819    29,813
    Deferred income taxes and investment tax credits - net     1,966     6,420
    Change in other deferred credits and other liabilities     8,199    (8,933)
    Change in other assets                                   (20,163)   (2,570)
    Other                                                         28        33
    Change in current assets and liabilities:
     Receivables - net                                      (160,279)  (63,487)
     Accrued unbilled revenues                               (40,215)  (21,318)
     Materials and supplies                                   (1,329)     (959)
     Gas in storage                                           48,573    63,613
     Gas costs recoverable                                   (46,700)    4,038
     Accounts payable                                         87,577    (1,975)
     Customer gas service and credit deposits                (18,263)  (14,150)
     Accrued taxes                                            60,548    39,063
     Gas sales revenue refundable                            (47,789)   17,502
     Accrued interest                                         (2,446)       26
     Temporary LIFO liquidation credit                        55,104    53,308
     Other                                                      (820)   (1,199)
                                                            --------  --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   39,227   160,443
                                                            --------  --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                        (31,762)  (34,994)
  Other assets                                                10,160    (1,351)
  Other temporary cash investments                               100        --
  Other capital investments                                      367       337
                                                            --------  --------
  NET CASH USED IN INVESTING ACTIVITIES                      (21,135)  (36,008)
                                                            --------  --------
FINANCING ACTIVITIES:
  Retirement of long-term debt                               (86,750)       --
  Interim loans - net                                           (200)       --
  Trust fund - utility construction                               --    31,493
             - bond redemption                                   237        --
  Dividends paid on common stock                             (27,299)  (28,044)
                                                            --------  --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (114,012)    3,449
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (95,920)  127,884

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             152,215    58,108
                                                            --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 56,295  $185,992
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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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


      Income taxes and interest paid (excluding capitalized interest) were as follows:


         For the six months
         ended March 31,              1996          1995
         --------------------------------------------------
                                          (Thousands)

         Income taxes paid           $22,051       $10,435
         Interest paid                20,577        20,989


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

      The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1992 through 1996 are currently pending before the Commission.

3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of the Company that are designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflects an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers has appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

FERC Order 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities filed a petition for leave to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 2E and 3B.)

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $103 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At March 31, 1996, the Company has made payments of $57.4 million and has accrued an additional $6.1 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2E and 3A.)

4.  ENVIRONMENTAL MATTERS

   The Company, their predecessors, and certain former affiliates operated facilities in the past at sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. At this time, except for the 110th Street Station Site (discussed below), it is not known what, if any, remedial action will be necessary at the Manufactured Gas sites or, if necessary, what the cost of any such action would be.

   The Company, in cooperation with the Illinois Environmental Protection Agency (IEPA), is conducting investigations of over 25 Manufactured Gas Sites to determine whether remedial action might be necessary. The investigations were initiated pursuant to a request by the IEPA. To the best of the Company's knowledge, similar requests have been made by the IEPA to other major Illinois gas and electric utilities.

   The Company has observed what appear to be gas purification wastes on a Manufactured Gas Site in Chicago, formerly called the 110th Street Station, and property contiguous thereto (110th Street Station Site). The Company has fenced the 110th Street Station Site and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10 million. This amount includes an estimate of the costs of the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with certain Manufactured Gas Sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from their insurance carriers. Accordingly, the costs deferred at March 31, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At March 31, 1996, it had recovered $1.8 million of such costs through rates.

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

8.  EXPIRATION OF STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after taxes, of approximately $3 million in the second quarter of fiscal 1996.

9.  BONDS REDEEMED

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



Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $13.4 million, to $52.9 million, for the three months ended March 31, 1996, from the results of last year's like quarter, due mainly to increased gas deliveries largely resulting from weather that was 12 per cent colder than last year's period. In addition, net income benefited from a rate increase that went into effect for the Company on November 14, 1995. (See Note 3A of the Notes to Consolidated Financial Statements.) Also, the current quarter was aided by a gain associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) These increases were partly offset by higher operating expenses and the effect of last year's federal income tax settlement (see Note 6 of the Notes to Consolidated Financial Statements).

   Net income applicable to common stock increased $23.2 million, to $84.4 million, and $27.8 million, to $76.9 million, for the current six- and 12-month periods, from the results of the prior similar periods, due principally to higher gas deliveries, mostly the result of weather that was 20 per cent and 19 per cent colder than the previous respective periods. Both current periods also benefited from the aforementioned rate increase and the gain associated with the expiration of certain natural gas storage contracts. These increases were offset, in part, by higher operating expenses plus the prior periods' recognition of the federal income tax settlement and gains from the sale of certain oil and gas rights.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                             Three Months Ended        Six Months Ended      12 Months Ended
                               March 31, 1996           March 31, 1996       March 31, 1996
                             Increase/(Decrease)     Increase/(Decrease)   Increase/(Decrease)
                              from Prior Period       from Prior Period      from Prior Period
                              -----------------       -----------------      -----------------
(Thousands of dollars)         Amount       %         Amount      %         Amount       %
- ----------------------------------------------------------------------------------------------

Net operating  revenues (a)   $ 30,294     20.6     $ 51,056    19.5      $ 59,365     14.8
Operation and
    maintenance expenses        11,228     20.8       15,890    15.0        11,163      5.1
Depreciation and
    amortization expense           927      6.2        1,006     3.4           674      1.1
Income taxes                     7,792     34.2       16,399    47.9        22,283    119.3
Other income and deductions     (3,209)   (30.4)      (5,644)  (27.1)       (3,526)    (9.2)
Net Income Applicable
    to Common Stock             13,443     34.1       23,199    37.9        27,792     56.6



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

   Net operating revenues increased $30.3 million, to $177.2 million, $51.1 million, to $312.4 million, and $59.4 million, to $461.8 million, for the current three-, six-, and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increase for the Company improved net operating revenues in the current three-month period by about $10.7 million, or $6.4 million after income taxes. Rate increases benefited net operating revenues in both the current six- and 12-month periods by about $15.8 million, and net income by $9.6 million.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $11.2 million, to $65.2 million, and $15.9 million, to $121.5 million, for the current three- and six-month periods, due mainly to the recognition of an IRS settlement of $5.6 million and $9.5 million in the respective prior periods. (See Note 6 of the Notes to Consolidated Financial Statements.) Also the prior six-month period included $3.3 million from the sale of certain oil and gas rights. In addition, both current periods were affected by increases in the provision for uncollectible accounts, due primarily to increased revenues, the amortization of environmental costs, reengineering expenses, and labor charges. These increases were partially offset by decreased pension and group insurance expenses.

   Operation and maintenance expenses increased $11.2 million, to $229.3 million, in the current 12-month period, due principally to a decreased credit of $6.3 million between periods for the timing difference in recognizing an IRS settlement and the recognition in the prior 12-month period of $3.3 million from the sale of certain oil and gas rights. In addition, the current period was impacted by increases in reengineering costs, the amortization of environmental costs, and labor charges. These increases were offset, in part, by decreases in the provision for uncollectible accounts and pension and group insurance expenses.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $927,000, to $16 million, $1 million, to $30.8 million, and $674,000 to $60.2 million, for the current three-, six-, and 12-month periods, due primarily to depreciable property additions and the amortization of costs associated with the closing of the SNG Plant (see Note 7 of the Notes to Consolidated Financial Statements).

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $7.8 million, to $30.6 million, $16.4 million, to $50.7 million, and $22.3 million, to $41 million, for the current three-, six-, and 12-month periods, due principally to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $3.2 million, $5.6 million, and $3.5 million, for the current three-, six-, and 12-month periods, respectively, due primarily to the gain of $3 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, all three periods benefited from decreased interest on long-term debt reflecting less debt outstanding. The current 12-month period also includes increased other interest expense on amounts refundable to customers largely offset by increased interest income.

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

Large Volume Gas Service Agreements. The Company has entered into gas service contracts with three large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of the Company as a result of these contracts is not material.


Operating Statistics. The following table represents gas distribution margin components:

                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    March 31,            March 31,        March 31,
                               ------------------    ----------------   -------------------
                                 1996       1995      1996      1995      1996        1995
                               --------   --------   ------   -------   --------    -------

Operating Revenues (thousands):
  Gas sales
    Residential                 $316,972  $267,744  $517,507  $462,767  $703,502    $667,116
    Commercial                    57,115    46,117    86,561    75,185   112,812     105,450
    Industrial                    13,091     9,812    19,431    15,532    24,705      22,866
                                 -------   -------   -------   -------   -------     -------
                                 387,178   323,673   623,499   553,484   841,019     795,432
                                 -------   -------   -------   -------   -------     -------
  Transportation
    Residential                   11,895    14,178    23,840    24,285    36,172      35,587
    Commercial                    16,502    17,094    30,981    28,798    45,642      41,950
    Industrial                    10,157     9,457    18,886    16,827    31,609      27,073
                                 -------   -------   -------   -------   -------     -------
                                  38,554    40,729    73,707    69,910   113,423     104,610
                                 -------   -------   -------   -------   -------     -------
  Other                            3,383     3,746     6,537    11,433    13,417      20,514
                                 -------   -------   -------   -------   -------     -------
Total Operating Revenues         429,115   368,148   703,743   634,827   967,859     920,556
Less  - Gas Costs                204,801   179,067   313,500   302,729   398,445     416,374
      - Revenues Taxes            47,076    42,137    77,860    70,771   107,652     101,785
                                 -------   -------   -------   -------   -------     -------
Net Operating Revenues          $177,238  $146,944  $312,383  $261,327  $461,762    $402,397
                                 =======   =======   =======   =======   =======     =======

Deliveries (MDth):
  Gas Sales
    Residential                   60,923    51,752   101,683    83,220   129,973     108,133
    Commercial                    11,796     9,161    18,186    14,174    23,217      18,735
    Industrial                     2,810     2,094     4,369     3,141     5,584       4,475
                                 -------   -------   -------   -------   -------     -------
                                  75,529    63,007   124,238   100,535   158,774     131,343
                                 -------   -------   -------   -------   -------     -------
  Transportation
    Residential                    9,521    10,507    18,174    17,442    24,964      23,510
    Commercial                    14,536    15,154    26,379    24,772    37,738      35,343
    Industrial                    11,932    10,262    22,324    18,628    37,218      30,464
                                 -------   -------   -------   -------   -------     -------
                                  35,989    35,923    66,877    60,842    99,920      89,317
                                 -------   -------   -------   -------   -------     -------
Total Gas Sales
  and Transportation             111,518    98,930   191,115   161,377   258,694     220,660
                                 =======   =======   =======   =======   =======     =======
Margin per Dth
  delivered                        $1.59     $1.49     $1.63     $1.62     $1.78       $1.82


LIQUIDITY AND CAPITAL RESOURCES

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of the Company. (See Note 3A of the Notes to Consolidated Financial Statements.)

   On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from the program. The PBR Program would be for a pilot period covering April 1, 1996 through fiscal year 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals, and an order is expected during the third quarter of fiscal 1996.

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On November 14, 1995, the Company notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by the Company's Series U and V First Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995. (See Note 9 of the Notes to Consolidated Financial Statements.)

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

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended March 31, 1996, and for fiscal 1995 and 1994 were 3.76, 2.76, and 3.28, respectively.



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

Item 4. Submission of Matters to a Vote of Security Holders

        a. On March 28, 1996, the following persons were elected Directors of the Company by written consent and comprise the entire Board of Directors of the
            Company: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry.

        b. The following matter was voted upon by written consent in lieu of an annual meeting of shareholders:

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


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number              Description of Document
         ---------        -------------------------------
            27             Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended March
         31, 1996

           None.














                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              The Peoples Gas Light and Coke Company
                              ---------------------------------------
                                           (Registrant)




  May 13, 1996                     By:   /s/   K. S. BALASKOVITS
- ----------------                      -------------------------------
     (Date)                               K. S. Balaskovits
                                      Vice President and Controller





                                               (Same as above)
                                        -----------------------------
                                        Principal Accounting Officer