Form 10-Q
period 1996-06-30
PEOPLES GAS LIGHT & COKE CO
filed 1996-08-07
CIK 77388

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)


      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at July 31, 1996.

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    The Peoples Gas Light and Coke Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         Three              Nine                  Twelve
                                      Months Ended       Months Ended           Months Ended
                                       June 30,            June 30,               June 30,
                                     -------------      -------------          --------------
                                     1996     1995      1996      1995         1996       1995
                                    -----    -----     -----     -----        -----      -----
                                                          (Thousands)
OPERATING REVENUES:
  Gas sales                       $187,395  $136,909  $810,894   $690,393    $891,506  $775,591
  Transportation of customer-
    owned gas                       25,313    23,022    99,019     92,932     115,713   108,251
  Other                              3,730     3,795    10,267     15,227      13,352    19,276
                                  --------  --------  --------   --------   ---------  --------
    Total Operating Revenues       216,438   163,726   920,180    798,552   1,020,571   903,118
                                  --------  --------  --------   --------   ---------  --------
OPERATING EXPENSES:
  Gas costs                         93,886    58,260   407,386    360,990     434,072   395,290
  Operation                         47,275    43,474   149,136    130,683     193,154   182,093
  Maintenance                       10,568    10,152    30,189     28,535      40,384    37,644
  Depreciation and amortization     16,134    14,308    46,953     44,121      62,002    58,911
  Taxes - Income                     4,910      (324)   55,564     33,930      46,190    19,111
        - State & local revenue     21,508    19,015    99,368     89,786     110,144   100,227
        - Other                      4,960     4,963    14,793     14,590      19,572    19,311
                                  --------  --------  --------   --------    --------  --------
    Total Operating Expenses       199,241   149,848   803,389    702,635     905,518   812,587
                                  --------  --------  --------   --------    --------  --------

OPERATING INCOME                    17,197    13,878   116,791     95,917     115,053    90,531
                                  --------  --------  --------    -------    --------  --------
OTHER INCOME
  AND (DEDUCTIONS):
  Interest income                      795     3,222     3,325      5,793       6,201     7,594
  Interest on long-term debt        (7,777)  (10,194)  (25,111)   (30,428)    (35,191)  (40,396)
  Other interest expense              (669)   (1,861)   (3,649)    (4,581)     (5,146)   (4,911)
  Income taxes                      (1,907)   (1,272)   (2,975)    (2,473)     (4,108)   (3,488)
  Miscellaneous - net                4,266        46     7,941        809       8,143     1,583
                                  --------  --------  --------   --------    --------  --------
    Total Other Income
      and Deductions                (5,292)   (10,059)  (20,469)   (30,880)   (30,101)  (39,618)
                                   -------   --------  --------   --------   --------  --------
NET INCOME APPLICABLE
  TO COMMON STOCK                 $ 11,905    $ 3,819  $ 96,322   $ 65,037   $ 84,952  $ 50,913
                                  ========    =======  ========   ========   ========  ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company

                        CONSOLIDATED BALANCE SHEETS

                                                 June 30,                 June 30,
                                                   1996    September 30,    1995
                                              (Unaudited)      1995       (Unaudited)
                                              -----------  ------------   ----------
                                                            (Thousands)
PROPERTIES AND OTHER ASSETS
- ---------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                            $1,743,502  $1,815,407   $1,801,182
     Less - Accumulated depreciation              564,485     628,258      624,731
                                               ----------  ----------   ----------
       Net property, plant and equipment        1,179,017   1,187,149    1,176,451
Other  investments                                  4,181       5,027        5,718
                                               ----------  ----------   ----------
     TOTAL CAPITAL INVESTMENTS - NET            1,183,198   1,192,176    1,182,169
                                               ----------  ----------   ----------
CURRENT ASSETS:
Cash                                                3,483       2,599        2,824
Cash equivalents                                   49,147     149,616      210,905
Other temporary cash investments,
   at cost that approximates market value             500         600          600
Trust fund - bond redemption                           --         237       50,237
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $25,564,
       $18,315, and $18,993, respectively         107,943      52,142       70,758
   Other                                           36,291       2,665        2,625
Accrued unbilled revenues                          18,374      18,451       14,025
Materials and supplies, at average cost            14,724      13,843       15,455
Gas in storage, at last-in, first-out cost         40,894      82,151       72,894
Gas costs recoverable through rate adjustments     22,460       2,132        4,904
Prepayments                                         4,591       1,927        2,049
                                               ----------  ----------    ---------
     TOTAL CURRENT ASSETS                         298,407     326,363      447,276
                                               ----------  ----------    ---------
OTHER ASSETS:
Regulatory assets                                  61,969      29,707       21,907
Deferred charges                                   11,338      13,235       14,851
                                               ----------  ----------    ---------
     TOTAL OTHER ASSETS                            73,307      42,942       36,758
                                               ----------  ----------    ---------
     TOTAL PROPERTIES AND OTHER ASSETS         $1,554,912  $1,561,481   $1,666,203
                                               ==========  ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company
                       CONSOLIDATED BALANCE SHEETS


                                                  June 30,                June 30,
                                                   1996     September 30,    1995
                                               (Unaudited)       1995     (Unaudited)
                                               -----------  ------------  -----------
                                                       (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares          $  165,307  $  165,307  $  165,307
   Retained earnings                               420,360     363,001     388,518
       Total Common Stockholder's Equity           585,667     528,308     553,825
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year     462,400     549,150     549,150
                                                ----------  ----------  ----------
       TOTAL CAPITALIZATION                      1,048,067   1,077,458   1,102,975
                                                ----------  ----------  ----------
CURRENT LIABILITIES:
Interim loans                                           --         900          --
Accounts payable                                   101,172      87,693      80,792
Dividends payable on common stock                   12,905      14,146      14,394
Customer gas service and credit deposits            16,456      35,012      26,650
Sinking fund payments and maturities,
   due within one year -
     Long-term debt                                     --          --      50,000
Accrued taxes                                       79,521      26,962      50,374
Gas sales revenue refundable through
   rate adjustments                                  9,407      68,558      55,365
Accrued interest                                     6,488      11,025       8,852
Temporary LIFO liquidation credit                   29,418          --      37,848
                                                ----------  ----------  ----------
       TOTAL CURRENT LIABILITIES                   255,367     244,296     324,275
                                                ----------  ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                        193,869     189,850     188,448
Investment tax credits being amortized
   over the average lives of related property       32,072      34,228      34,623
Other                                               25,537      15,649      15,882
                                                ----------   ---------  ----------
       TOTAL DEFERRED CREDITS AND
         OTHER LIABILITIES                         251,478     239,727     238,953
                                                ----------   ---------  ----------
       TOTAL CAPITALIZATION AND LIABILITIES     $1,554,912  $1,561,481  $1,666,203
                                                ==========  ==========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                             Nine Months Ended
                                                                  June 30,
                                                             -----------------
                                                             1996       1995
                                                             ----       ----
                                                                (Thousands)
OPERATING ACTIVITIES:
  Net Income                                               $ 96,322  $ 65,037
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                            46,953    44,121
    Deferred income taxes and investment tax credits - net    2,043     8,880
    Change in other deferred credits and other liabilities    9,708   (10,664)
    Change in other assets                                  (30,365)    3,857
    Other                                                        55        33
    Change in current assets and liabilities:
     Receivables - net                                      (89,427)   (1,220)
     Accrued unbilled revenues                                   77     3,536
     Materials and supplies                                    (881)    6,109
     Gas in storage                                          41,257    50,690
     Gas costs recoverable                                  (20,328)    7,120
     Accounts payable                                        13,479   (14,235)
     Customer gas service and credit deposits               (18,556)  (12,893)
     Accrued taxes                                           52,559    23,683
     Gas sales revenue refundable                           (59,151)   14,198
     Accrued interest                                        (4,537)   (1,352)
     Temporary LIFO liquidation credit                       29,418    37,848
     Other                                                   (2,664)     (401)
                                                           --------  --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  65,962   224,347
                                                           --------  --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (47,183)  (56,052)
  Other assets                                                8,362    (1,324)
  Other investments                                             891       484
                                                           --------  --------
  NET CASH USED IN INVESTING ACTIVITIES                     (37,930)  (56,892)
                                                           --------  --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                     --    50,000
  Retirement of long-term debt                              (86,750)       --
  Interim loans - net                                          (900)     (900)
  Trust fund - utility construction                              --    31,493
             - bond redemption                                  237   (50,237)
  Dividends paid on common stock                            (40,204)  (42,190)
                                                           --------  --------
  NET CASH USED IN FINANCING ACTIVITIES                    (127,617)  (11,834)
                                                           --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (99,585)  155,621

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            152,215    58,108
                                                           --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 52,630  $213,729
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


      Income taxes and interest paid (excluding capitalized interest) were as follows:



         For the nine months
         ended June 30,             1996           1995
         ------------------------------------------------
                                        (Thousands)
         Income taxes paid         $22,051        $10,435
         Interest paid              30,590         33,147




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

FERC Order 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provided for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contracted for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities filed a petition for leave to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 2E and 3B.)

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement placed a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $103 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At June 30, 1996, the Company has made payments of $63.9 million and has accrued an additional $17.8 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2E and 3A.)

4.  ENVIRONMENTAL MATTERS

   The Company, its predecessors, and certain former affiliates operated facilities in the past at 31 sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The Company, under the supervision of the Illinois Environmental Protection Agency (IEPA), is conducting investigations of other Manufactured Gas sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.


   The Company has observed what appear to be gas purification wastes on a Manufactured Gas site in Chicago, formerly called the 110th Street Station, and property contiguous thereto (110th Street Station Site). The Company has fenced the 110th Street Station site and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

   In May 1996, the current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against the Company in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site and an order directing the Company to remediate the site. The Company is currently evaluating this suit.

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.2 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with certain Manufactured Gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from their insurance carriers. Accordingly, the costs deferred at June 30, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At June 30, 1996, it had recovered $2.3 million of such costs through rates.

5.  TAX MATTERS

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

6.  SNG PLANT CLOSING

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

7.  EXPIRATION OF STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $2.4 million in the third quarter of fiscal 1996 and $5.4 million in both the nine and twelve months ended June 30, 1996.

8.  BONDS REDEEMED

   On November 14, 1995, the Company notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by the Company's Series U and V First and Refunding Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $8.1 million, to $11.9 million, for the three months ended June 30, 1996, from the results of last year's like quarter, due mainly to a rate increase that went into effect for the Company on November 14, 1995. (See
Note 3A of the Notes to Consolidated Financial Statements.) In addition, net income benefited from weather that was 26 per cent colder than last year's period. Also, the current quarter was aided by a gain associated with the expiration of certain natural gas storage contracts. (See Note 7 of the Notes to Consolidated Financial Statements.) These increases were partly offset by the effect of last year's federal income tax settlement. (See Note 5 of the Notes to Consolidated Financial Statements).

   Net income applicable to common stock increased $31.3 million, to $96.3 million, and $34 million, to $85 million, for the current nine- and 12-month periods, from the results of the prior similar periods, due principally to higher gas deliveries, mostly the result of weather that was 21 per cent and 22 per cent colder than the previous respective periods. Both current periods also benefited from the aforementioned rate increase and the gain associated with the expiration of certain natural gas storage contracts. These increases were offset, in part, by the prior periods' recognition of the federal income tax settlement and the gain from the sale of certain oil and gas rights.



   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:




                            Three Months Ended      Nine Months Ended     12 Months Ended
                                June 30, 1996         June 30,1996         June 30, 1996
                             Increase/(Decrease)   Increase/(Decrease)   Increase/(Decrease)
                              from Prior Period     from Prior Period     from Prior Period
                            --------------------  --------------------  --------------------
(Thousands of dollars)        Amount        %       Amount         %      Amount        %
- --------------------------------------------------------------------------------------------

Net operating  revenues (a)   $14,593      16.9     $65,650       18.9    $68,754      16.9
Operation and
    maintenance expenses        4,217       7.9      20,107       12.6     13,801       6.3
Depreciation and
    amortization expense        1,826      12.8       2,832        6.4      3,091       5.2
Income taxes                    5,234   1,615.4      21,634       63.8     27,079     141.7
Other income and deductions    (4,767)    (47.4)    (10,411)     (33.7)    (9,517)    (24.0)
Net Income Applicable
    to Common Stock             8,086     211.7      31,285       48.1     34,039      66.9


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

   Net operating revenues increased $14.6 million, to $101 million, $65.7 million, to $413.4 million, and $68.8 million, to $476.4 million, for the current three-, nine-, and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increase for the Company improved net operating revenues in the current three-month period by about $7.5 million, or $4.5 million after income taxes. The rate increase benefited net operating revenues in both the current nine- and 12-month periods by about $23.3 million, and net income by $14.1 million.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $4.2 million, to $57.8 million, for the current three-month period, due mainly to the prior year's recognition of $2.1 million for an IRS settlement. (See Note 5 of the Notes to Consolidated Financial Statements.) In addition, the current period was affected by increases in the provision for uncollectible accounts, due primarily to increased revenues, the provision for injuries and damages, and reengineering costs. These increases were partially offset by decreased group insurance and pension expenses, reflecting a change in assumptions.

   Operation and maintenance expenses increased $20.1 million, to $179.3 million, and $13.8 million, to $233.5 million, in the current nine- and 12-month periods, due principally to the prior periods' recognition of an IRS settlement of $11.6 million and $10.5 million, respectively. Also, both prior periods included the benefit of $3.3 million from the sale of certain oil and gas rights. In addition, increases between periods resulted from reengineering costs and environmental costs recovered through rates. The current nine-month period also includes an increase in the provision for uncollectible accounts, due primarily to increased revenues; whereas the provision for uncollectible accounts decreased in the 12-month period, reflecting a prior period adjustment. The above mentioned increases were offset, in part, by decreased pension and group insurance expenses.


Depreciation and Amortization Expense

   Depreciation and amortization expense increased $1.8 million, to $16.1 million, $2.8 million, to $47 million, and $3.1 million to $62 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to depreciable property additions and the amortization of costs associated with the closing of the SNG Plant (see Note 6 of the Notes to Consolidated Financial Statements).

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $5.2 million, to $4.9 million, $21.6 million, to $55.6 million, and $27.1 million, to $46.2 million, for the current three-, nine-, and 12-month periods, due principally to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $4.8 million, $10.4 million, and $9.5 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to the gain of $2.4 million in the three-month period and $5.4 million in the nine- and 12-month periods, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 7 of the Notes to Consolidated Financial Statements.) In addition, all three periods benefited from decreased interest on long-term debt reflecting a reduction in debt outstanding, partially offset by decreased interest income.

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

Large Volume Gas Service Agreements. The Company has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of the Company as a result of these contracts is not material.




Operating Statistics. The following table represents gas distribution margin components:



                              Three Months Ended    Nine Months Ended     Twelve Months Ended
                                    June 30,             June 30,               June 30,
                             --------------------  ------------------    --------------------
                                1996       1995      1996        1995       1996        1995
                              ------      -----     -----       -----      -----       ------
Operating Revenues (thousands):
  Gas sales
    Residential                $157,641  $116,146    $675,148  $578,913    $744,997   $651,604
    Commercial                   23,369    17,091     109,930    92,275     119,090    102,562
    Industrial                    6,385     3,672      25,816    19,205      27,419     21,425
                               --------  --------    --------  --------    --------   --------
                                187,395   136,909     810,894   690,393     891,506    775,591
                               --------  --------    --------  --------    --------   --------
  Transportation
    Residential                   7,054     7,599      30,894    31,884      35,627     36,520
    Commercial                    8,702     8,726      39,683    37,524      45,618     43,224
    Industrial                    7,709     6,697      26,594    23,524      32,620     28,507
    Contract Pooling              1,848        --       1,848        --       1,848         --
                               --------  --------    --------  --------    --------   --------
                                 25,313    23,022      99,019    92,932     115,713    108,251
                               --------  --------    --------  --------    --------   --------
  Other                           3,730     3,795      10,267    15,227      13,352     19,276
                               --------  --------    --------  --------    --------   --------
Total Operating Revenues        216,438   163,726     920,180   798,552   1,020,571    903,118
Less  - Gas Costs                93,886    58,260     407,386   360,990     434,072    395,290
      - Revenues Taxes           21,508    19,015      99,368    89,786     110,144    100,227
                               --------  --------    --------  --------   ---------   --------
Net Operating Revenues         $101,044   $86,451    $413,426  $347,776    $476,355   $407,601
                               ========  ========    ========  ========    =========  ========
Deliveries (MDth):
  Gas Sales
    Residential                  21,301    19,511     122,984   102,731     131,763    110,454
    Commercial                    3,627     3,378      21,813    17,552      23,467     19,075
    Industrial                    1,115       851       5,484     3,992       5,848      4,423
                               --------  --------    --------  --------   ---------   --------
                                 26,043    23,740     150,281   124,275     161,078    133,952
                               --------  --------    --------  --------    ---------  --------
  Transportation (a)
    Residential                   4,734     4,558      22,908    22,000      25,140     24,088
    Commercial                    6,969     6,742      33,348    31,514      37,965     36,007
    Industrial                    9,269     7,340      31,593    25,968      39,146     31,716
                               --------  --------    --------  --------   ---------   --------
                                 20,972    18,640      87,849    79,482     102,251     91,811
                               --------  --------    --------  --------   ---------   --------
Total Gas Sales
  and Transportation             47,015    42,380     238,130   203,757     263,329    225,763
                               ========  ========    ========  ========   =========   ========
Margin per Mcf
  delivered                       $2.15     $2.04       $1.74     $1.71       $1.81      $1.81


(a) Volumes associated with contract pooling service are included in the respective customer classes.



LIQUIDITY AND CAPITAL RESOURCES

Regulatory Actions. On November 8, 1995, the Commission issued an order approving changes in rates of the Company. (See Note 3A of the Notes to Consolidated Financial Statements.)

   In September 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from this program. As modified by the Company during the proceeding, the PBR Program would be for a pilot period covering October 1, 1996 through fiscal year 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. Hearings on the PBR Program proposal have been concluded. On June 5, 1996, the Hearing Examiner issued his proposed order recommending that the petition be denied. The Hearing Examiner's recommendation is not binding on the Commission. The Company and the Commission Staff have filed briefs opposing that recommendation and have presented oral argument before the Commission, which is expected to enter an order prior to the close of fiscal 1996.

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On November 14, 1995, the Company notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by the Company's Series U and V First and Refunding Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995. (See Note 8 of the Notes to Consolidated Financial Statements.)

Credit Lines. The Company has lines of credit of approximately $129.4 million of which North Shore Gas may borrow up to $30 million. Agreements covering $92 million of the total will expire on June 25, 1997. The agreement covering the remaining $37.4 million will expire on January 31, 1998. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended June 30, 1996, and for fiscal 1995 and 1994 were 4.35, 2.76, and 3.28, respectively.



                   PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

   See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.



Item 6.  Exhibits and Reports on Form 8-K


      a.  Exhibits

          Exhibit
          Number                    Description of Document
         --------                  -------------------------
            27                      Financial Data Schedule


      b.  Reports on Form 8-K filed during the quarter ended June
         30, 1996

           None.





                             SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              The Peoples Gas Light and Coke Company
                             ---------------------------------------
                                          (Registrant)





         August 7, 1996         By:   /s/  K. S. BALASKOVITS
        ----------------       ---------------------------------
              (Date)                   K. S.Balaskovits
                                   Vice President and Controller






                                        (Same as above)
                                   ----------------------------
                                   Principal Accounting Officer