Form 10-K405
period 1996-09-30
PEOPLES GAS LIGHT & COKE CO
filed 1996-12-19
CIK 77388

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark One)
  [ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

     Common Stock, without par value, 24,817,566 shares outstanding at November 30, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                         None

                                       CONTENTS

                                                                            Page
Item No.                                                                     No.
--------                                                                   ----

         PART I
         ------

     1.  Business                                                            3

     2.  Properties                                                          7

     3.  Legal Proceedings                                                   8

     4.  Submission of Matters to a Vote of Security Holders                 8

         PART II
         -------

     5.  Market for the Company's Common Stock and Related
             Stockholder Matters                                             8

     6.  Selected Financial Data                                             9

     7.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                          10

     8.  Financial Statements and Supplementary Data                        16

     9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            35

         PART III
         --------

    10.  Directors and Executive Officers of the Company                    36

    11.  Executive Compensation                                             38

    12.  Security Ownership of Certain Beneficial Owners and
             Management                                                     43

    13.  Certain Relationships and Related Transactions                     44

         PART IV
         -------

    14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                    45

Signatures                                                                  47

Exhibit Index                                                               48

                        THE PEOPLES GAS LIGHT AND COKE COMPANY

                              ANNUAL REPORT ON FORM 10-K

                         FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    The Peoples Gas Light and Coke Company (Company) is a corporation created by a special act of the General Assembly of the State of Illinois (State), approved February 12, 1855, as amended on February 7, 1865.

    The Company, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 839,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City). The Company had 2,804 employees at September 30, 1996.

    At September 30, 1996, the common stock of the Company and of its utility affiliate, North Shore Gas Company (North Shore Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).

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

    State and federal regulators are currently evaluating ways in which the generation and distribution of electricity may be deregulated so that end users may purchase electricity from producers other than their local electric utility and require such local utility to transport the electricity so purchased, a concept commonly referred to as "retail wheeling." In the event retail wheeling were permitted in the Company's service territory, the cost of electricity would be expected to decline, thereby reducing the advantage of lower costs that natural gas currently enjoys over electricity.

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

    A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, none of the Company's pipeline suppliers has undertaken any service bypassing the Company. The Company has a bypass rate approved by the Illinois Commerce Commission (Commission) which allows the Company to renegotiate rates with customers that are potential bypass candidates. (See Other Matters - Large Volume Gas Service Agreements in Item 7.)

SALES AND RATES

    The Company sells natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

    The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see Liquidity in Item 7.)

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

--------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.
(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm -- Dth)

    In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

    On November 8, 1995, the Commission issued an order approving changes in rates of the Company. (See Note 2A of the Notes to Consolidated Financial Statements.)

    In August 1996, the Commission denied the Company's petition for approval of a performance-based rate program for gas costs. (See Liquidity - Regulatory Actions in Item 7.)

FEDERAL LEGISLATION AND REGULATION

    By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the Securities and Exchange Commission, pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (Act), exempted Peoples Energy and its subsidiary companies as such (including the Company) from the provisions of the Act, other than Section 9(a)(2) thereof.

    Most of the gas distributed by the Company is transported to the Company's distribution system by interstate pipelines. In their provision of gas sales services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

    In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS

    The Company is subject to federal and state environmental laws.  The
Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

CURRENT GAS SUPPLY

    The Company has entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract peaking and contract storage, company-owned storage, and company-owned peak-shaving facilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

    Although the Company believes North American supply to be sufficient to meet U.S. market demands for the foreseeable future, it is unable to quantify or otherwise make specific representations regarding national supply availability.

    The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1996-97 heating season for the
Company:

                                              Design Peak-Day     Year of
                                               Availability       Contract
         Source                                   (MDth)         Expiration
    ----------------                          ---------------   ------------

    Firm direct purchases (1)                       640         1997-2000
    Liquefied petroleum                              40
    Peaking service
         Peoples Energy Resources                    60         (2)
         The Uno-Ven Co.                             10         (3)
    Storage gas
         Leased (4)                                 563         1998-2000
         Peoples - Manlove (5)                      993
    Customer-owned (6)                              225
    Total expected design                         -----
    peak-day availability                         2,531
                                                  -----
                                                  -----


(1) Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary with the longest term being 5 years.

(2) The contract with Peoples Energy Resources is for an initial term expiring November 30, 1999; the contract continues in effect from year to year thereafter unless canceled by either party upon 12 months' prior notice.

(3) The contract with The Uno-Ven Company is for an initial term ending September 30, 1997; the contract continues in effect for an additional two year term subject to cancellation by either party any time on or after September 30, 1997 upon one year's prior notice.

(4) Consists of leased storage services required to meet design day requirements with contract length varying from 3 to 5 years.

(5) Manlove Field, the Company's underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 27,000 MDth, of which approximately 1,566 MDth is dedicated to North Shore Gas. The Company also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1996-97 heating season, Manlove Field complex will have a maximum design peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(6) Consists of gas supplies purchased directly from producers and marketers by the Company's commercial, industrial, and larger residential customers.

    The sources of gas supply (including gas transported for customers) in MDth for the Company for the three fiscal years ended September 30, 1996, 1995, and 1994, were as follows:



                                                                1996           1995           1994
                                                              -------        -------        -------
Source:
    Natural Gas Pipeline Co. (Natural) (a)                         --             --         14,378
    Other suppliers (b)                                       174,552        103,476        133,191
    Synthetic natural gas (SNG) (c)                                --          7,622          8,350
    Liquefied petroleum gas produced                              114             14             30
    Customer-owned gas - received                              93,141         93,225         91,187
    Underground storage - net                                     228         28,352         (1,283)
    Exchange gas-net                                           (4,446)            --             --
    Company use, franchise requirements,
      and unaccounted-for gas                                  (3,169)        (3,733)        (4,261)
                                                             --------       --------       --------
          Total (d)                                           260,420        228,956        241,592
                                                             --------       --------       --------
                                                             --------       --------       --------



(a) The DMQ-1 supply contract terminated on November 30, 1993.

(b) The Company purchases significant quantities of gas directly from various suppliers. Commencing December 1, 1993, Natural unbundled its rates and all purchases are from non-pipeline suppliers, including purchases under a peaking service contract.

(c) The SNG facility terminated production during fiscal 1995. (See Note 4 of the Notes to Consolidated Financial Statements.)

(d) See "Gas Sold and Transported" in Item 6.

SYNTHETIC NATURAL GAS SUPPLY

    The Company owned and operated an SNG plant, the McDowell Energy Center, located near Joliet, Illinois that used refinery fuel gas and a variety of natural gas liquids, including ethane, naphtha, natural gasoline, normal butane, propane, and ethane/propane mix as feedstock for the production of SNG. The SNG facility terminated production in fiscal 1995. (See Note 4 of the Notes to Consolidated Financial Statements.)


ITEM 2.  PROPERTIES

    All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

    The distribution system of the Company, at September 30, 1996, consisted of approximately 4,000 miles of distribution mains and necessary pressure regulators, approximately 495,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 886,000 meters installed on customers' premises. The Company has liquefied petroleum gasification and storage facilities. In addition, it owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

    The Company has gas storage easements covering approximately 32,000 acres located at Manlove Field near Champaign, Illinois, overlying an aquifer-type underground natural gas storage reservoir, together with wells, pipes, compressors, dehydration, metering, and other equipment required to operate the facility. At September 30, 1996, the Company had approximately 129,000 MDth of gas stored in the reservoir, of which approximately 95,500 MDth was cushion gas. (Cushion gas is gas injected into the storage reservoir to hold back surrounding or underlying water and to provide the pressure necessary to make the wells deliver inventory gas at desired levels.)

    Also located at Manlove Field is an LNG plant, which has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. Such gas, together with the gas withdrawn from the Manlove Field reservoir, and the gas transmitted by Trunkline Gas Company, is carried to Chicago in Company-owned transmission mains totaling 254 miles.

    Most of the principal plants and properties of the Company, other than mains, services, meters, regulators, and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located in public streets and alleys. A small portion of the distribution facilities is located on private property under easement grants. Meters and house regulators in use and a portion of services are located on premises being served. Certain storage wells and other facilities of the Manlove Field storage reservoir, and certain portions of the transmission system are located on land held pursuant to leases, easements, or permits. Such land rights, as well as the gas storage easements for the reservoir, have been obtained from the apparent record owners of the land involved, in some cases without joinder of all such owners, and all such leases, easements, and permits may be subject to mortgages or other liens to which the Company is not a party.

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

ITEM 3.  LEGAL PROCEEDINGS

    See Notes 2 and 3 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly owned subsidiary of Peoples Energy.

ITEM 6.  SELECTED FINANCIAL DATA (a)



For fiscal years ended September 30,                   1996           1995           1994           1993           1992
-------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
    Residential                                 $   757,598    $   648,762    $   820,383    $   807,674    $   684,004
    Commercial                                      122,825        101,436        139,078        135,838        115,026
    Industrial                                       27,776         20,807         35,587         36,193         30,985
    Transportation of customer-owned gas (b)        114,664        109,626         98,943        106,198        122,326
    Other                                            13,712         18,312         17,181         15,517         14,366
-------------------------------------------------------------------------------------------------------------------------
        Total Operating Revenues                  1,036,575        898,943      1,111,172      1,101,420        966,707
Less     - Gas costs                                445,724        387,675        566,903        555,256        463,221
    - Revenue taxes                                 110,421        100,562        121,773        121,051        109,053
-------------------------------------------------------------------------------------------------------------------------
        Net Operating Revenues                  $   480,430    $   410,706    $   422,496    $   425,113    $   394,433
Net income applicable to common stock           $    88,752    $    53,666    $    63,825    $    63,637    $    57,728
Dividends declared on common stock              $    52,878    $    56,833    $    55,343    $    55,095    $    10,175
-------------------------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                   $ 1,761,007    $ 1,815,407    $ 1,760,004    $ 1,702,401    $ 1,616,046
Less - Accumulated depreciation                     571,255        628,258        596,808        557,855        529,540
-------------------------------------------------------------------------------------------------------------------------
        Net Property, Plant and Equipment       $ 1,189,752    $ 1,187,149    $ 1,163,196    $ 1,144,546    $ 1,086,506
Total assets                                    $ 1,522,762    $ 1,561,481    $ 1,548,792    $ 1,506,107    $ 1,380,201
Capital expenditures - construction             $    72,194    $    81,081    $    74,623    $   108,863    $    92,052
-------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                   $   564,182    $   528,308    $   531,475    $   522,993    $   514,865
Preferred stock                                          --             --             --             --         12,850
Long-term debt                                      462,400        549,150        549,150        447,150        433,500
-------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                    $ 1,026,582    $ 1,077,458    $ 1,080,625    $   970,143    $   961,215
-------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (per cent)
Common equity                                            55             49             49             54             54
Preferred stock                                          --             --             --             --              1
Long-term debt                                           45             51             51             46             45
-------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                            100            100            100            100            100
-------------------------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED  (MDth)
Gas Sales:
    Residential                                     131,339        111,509        122,648        124,190        123,557
    Commercial                                       23,692         19,206         22,565         22,656         22,601
    Industrial                                        5,873          4,357          6,320          6,670          6,505
Transportation of customer-owned gas (b)             99,516         93,884         90,059         87,952         87,528
-------------------------------------------------------------------------------------------------------------------------
        Total Gas Sales and Transportation          260,420        228,956        241,592        241,468        240,191
Margin per Dth delivered                        $      1.84    $      1.79    $      1.75    $      1.76    $      1.64
-------------------------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
Residential                                         783,782        784,290        786,271        787,672        790,017
Commercial                                           42,888         43,198         43,299         43,243         43,261
Industrial                                            2,839          2,963          3,125          3,260          3,243
Transportation (b)                                    9,671          9,308          8,768          8,335          8,029
-------------------------------------------------------------------------------------------------------------------------
        Total Customers                             839,180        839,759        841,463        842,510        844,550
-------------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                           7,080          5,897          6,701          6,679          6,320
Per cent of normal (6,536)                              108             90            103            102             97
-------------------------------------------------------------------------------------------------------------------------



(a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
(b) Includes commercial, industrial, and larger residential customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

    Net income applicable to common stock increased $35.1 million, to $88.8 million, in fiscal 1996 from 1995, due principally to weather that was 20 per cent colder than in 1995 and to a rate increase that went into effect on November 14, 1995 for the Company (see Note 2A of the Notes to Consolidated Financial Statements). In addition, net income benefited from a one-time gain associated with the expiration of certain natural gas storage contracts (see
Note 6 of the Notes to Consolidated Financial Statements) and a net credit in pension expense. These increases were partly offset by last year's recognition of the federal income tax settlement (see Note 8D of the Notes to Consolidated Financial Statements) and the current year's higher operating costs.

    In 1995, net income applicable to common stock decreased $10.2 million, to $53.7 million due principally to weather that was 12 per cent warmer than in 1994, decreasing net income by about $10.2 million. Other significant variations resulted from a decrease in the provision for uncollectible accounts reflecting lower revenues that were largely offset by increases in interest expense, certain operation and maintenance costs, and an adjustment to income tax expense in the prior period. In addition, fiscal 1995 benefited from the sale of certain oil and gas rights.

    A summary of variations affecting income between years is presented below, with explanations of significant differences following:



                                                                        Fiscal 1996                   Fiscal 1995
                                                                          over 1995                    over 1994
                                                                   ------------------------     -------------------------
                                                                    Amount                       Amount
                                                                    (000's)        Per Cent      (000's)         Per Cent
--------------------------------------------------------------------------------------------------------------------------
Net operating revenues (a)                                         $69,724           17.0       $(11,790)          (2.8)
Operation and maintenance expenses                                  18,925            8.9        (17,497)          (7.6)
Depreciation and amortization expense                                3,836            6.5          1,346            2.3
Income taxes                                                        24,886          101.3           (103)          (0.4)
Other income and deductions                                         13,444           33.2        (13,688)         (51.0)
Net income applicable to common stock                               35,086           65.4        (10,159)         (15.9)



(a) Operating revenues, net of gas costs and revenue taxes.

NET OPERATING REVENUES

    Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See
Note 1L of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and the City.

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

    Net operating revenues increased $69.7 million, to $480.4 million, in 1996. Natural gas deliveries increased 31.5 Bcf, to 260.4 Bcf, due to weather that was 20 per cent colder than in 1995 and over 8 per cent colder than normal. Net operating revenues increased approximately $25 million ($15.1 million after income taxes) as a result of the colder weather. Also, the Company's aforementioned rate increase improved net operating revenues by about $29.7 million ($17.9 million after income taxes).

    In 1995, net operating revenues decreased $11.8 million, to $410.7 million, due principally to a decline in natural gas deliveries of 12.6 Bcf, to 229 Bcf, reflecting weather that was 12 per cent warmer than in 1994 and 10 per cent warmer than normal.

    See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

OPERATION AND MAINTENANCE EXPENSES

    Operation and maintenance expenses increased $18.9 million, to $232.4 million, in 1996, due chiefly to the reduction of expense from the prior year's recognition of about $12.7 million for an IRS settlement. (See Note 8D of the Notes to Consolidated Financial Statements.) Also, the provision for uncollectible accounts increased ($5.3 million), due largely to greater sales revenue attributable to the colder weather and higher rates. In addition, increases between years resulted from greater labor costs ($3.8 million), outside services ($2.4 million), distribution system expenses ($2.6 million), and environmental costs recovered through rates ($2 million). These increases were offset, in part, by decreased pension costs ($12.9 million). (See Note 7A of the Notes to Consolidated Financial Statements.)

    In 1995, operation and maintenance expenses decreased $17.5 million, to $213.4 million, due mainly to recognizing approximately $12.7 million for the fiscal 1995 portion of the IRS settlement (see Note 8D of the Notes to Consolidated Financial Statements), and a decrease in the provision for uncollectible accounts of $9.1 million, reflecting reduced sales revenue from lower gas costs and warmer weather. These items were partially offset by increased expenses for reengineering activities ($2.3 million) and the distribution system ($2.5 million).

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense increased $3.8 million, to $63 million, in 1996, due mainly to depreciable property additions and the amortization of costs associated with the closing of the SNG plant (see Note 4 of the Notes to Consolidated Financial Statements).

    In 1995, depreciation and amortization expense increased $1.3 million, to $59.2 million due chiefly to depreciable property additions.

INCOME TAXES

    Income taxes, exclusive of the $4.1 million included in other income and deductions, increased $24.9 million, to $49.4 million, in 1996, due primarily to higher pre-tax income.

    In 1995, income taxes, exclusive of the $3.6 million included in other income and deductions, declined $103,000, to $24.6 million, due primarily to decreased pre-tax income. This decrease was mostly offset by the recording of the deferred tax effects of the income tax settlement in operating expenses in 1995 together with an adjustment made in 1994 to reduce taxes accrued. Also, the amortization of deferred tax credits was lower in 1995.

OTHER INCOME AND DEDUCTIONS

    Other income and deductions decreased $13.4 million from the prior year, due largely to the gain of $6.7 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 6 of the Notes to Consolidated Financial Statements.) Additionally, the current year includes lower interest on long-term debt resulting from the Company's early redemption of first mortgage bonds. (See Note 13B of the Notes to Consolidated Financial Statements.) These decreases were offset, in part, by decreased interest income reflecting lower cash balances due mainly to the above mentioned bond redemption.

    In 1995, other income and deductions increased $13.7 million, due principally to the prior year's recognition in other income of $9.7 million, after income taxes, for an IRS settlement. (See Notes 8D and 10 of the Notes to Consolidated Financial Statements.) In addition, increased interest expense resulted from the following items: amounts refundable to customers, long-term debt, and budget accounts. These increases were partially offset by greater interest income due primarily to larger cash balances and higher interest rates.

OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

ACCOUNTING STANDARDS.  In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement requires companies to either recognize compensation costs measured at fair value attributable to employee stock options or similar equity instruments at the grant date in net income, or, in the alternative, provide pro forma footnote disclosure on net income and earnings per share. This statement requires adoption no later than the Company's 1997 fiscal year. The Company anticipates electing the pro forma footnote disclosure provisions of this statement in 1997. Implementation is not expected to have a material effect on pro forma net income.

FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

    In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

REENGINEERING PROJECT. The Company is reengineering its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness.

LARGE VOLUME GAS SERVICE AGREEMENTS. The Company has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of the Company as a result of these contracts is not material.

OPERATING STATISTICS. The following table represents gas distribution margin components:



                                     FOR FISCAL YEARS ENDED SEPTEMBER 30,
                                 -----------------------------------------
                                    1996           1995           1994
                                 -----------    -----------    -----------
Operating Revenues (thousands):
    Gas sales
         Residential             $   757,598    $   648,762    $   820,383
         Commercial                  122,825        101,436        139,078
         Industrial                   27,776         20,807         35,587
                                 -----------    -----------    -----------
                                     908,199        771,005        995,048
                                 -----------    -----------    -----------

    Transportation
         Residential                  35,281         36,617         34,337
         Commercial                   44,944         43,459         39,770
         Industrial                   30,376         29,550         24,836
         Contract Pooling              4,063             --             --
                                 -----------    -----------    -----------
                                     114,664        109,626         98,943
                                 -----------    -----------    -----------

    Other                             13,712         18,312         17,181
                                 -----------    -----------    -----------

Total Operating Revenues           1,036,575        898,943      1,111,172
Less     - Gas Costs                 445,724        387,675        566,903
    - Revenues Taxes                 110,421        100,562        121,773
                                 -----------    -----------    -----------
Net Operating Revenues           $   480,430       $410,706    $   422,496
                                 -----------    -----------    -----------
                                 -----------    -----------    -----------

Deliveries (MDth):
    Gas Sales
         Residential                 131,339        111,509        122,648
         Commercial                   23,692         19,206         22,565
         Industrial                    5,873          4,357          6,320
                                 -----------    -----------    -----------
                                     160,904        135,072        151,533
                                 -----------    -----------    -----------

    Transportation (a)
         Residential                  25,106         24,232         24,487
         Commercial                   37,316         36,130         36,344
         Industrial                   37,094         33,522         29,228
                                 -----------    -----------    -----------
                                      99,516         93,884         90,059
                                 -----------    -----------    -----------

Total Gas Sales
  and Transportation                 260,420        228,956        241,592
                                 -----------    -----------    -----------
                                 -----------    -----------    -----------

Margin per Dth delivered         $      1.84    $      1.79    $      1.75



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

CREDIT LINES. The Company has lines of credit of approximately $129.4 million of which North Shore Gas may borrow up to $30 million. At September 30, 1996, the Company and North Shore Gas had unused credit available from banks of $126.8 million. (See Note 12 of the Notes to Consolidated Financial Statements.)

CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1996 declined by $123.4 million, due primarily to changes related to gas sales revenue refundable, net receivables, and other assets. Such items were partially offset by increases from net income, due mainly to colder weather and the rate increase, and from accounts payable. In 1995, net cash provided by operating activities increased by $25.9 million, due primarily to changes related to gas in storage, other assets, and deferred income taxes. These items were offset, in part, by changes in gas costs recoverable and net receivables. In 1994, net cash provided by operating activities increased by approximately $70.7 million, due principally to changes related to net receivables, gas costs recoverable, and gas sales revenue refundable. Such items were partially offset by decreases associated with deferred credits and accounts payable.

    Net cash used in investing activities for 1996, 1995, and 1994 mainly represents the level of capital expenditures in the respective years.

    Net cash used in financing activities in 1996 reflects the redemption of previously issued debt. (See Note 13B of the Notes to Consolidated Financial Statements.) In 1995 net cash used in financing activities included drawdowns from the trust fund associated with prior financing for utility construction activities. Net cash used in financing activities in 1994 reflects the new debt issued during the year for construction projects.

INTEREST COVERAGE. The fixed charges coverage ratios for the Company for fiscal 1996, 1995, and 1994 were 4.84, 2.76, and 3.28, respectively. The increase in the ratio for the current fiscal year reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission approved rate increase. (See Results of Operations - Net Income.) The ratios for fiscal years 1995 and 1994 include the recording of an IRS settlement in income. (See Note 8D of the Notes to Consolidated Financial Statements.)

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

REGULATORY ACTIONS. On November 8, 1995, the Commission issued an order approving changes in rates of the Company. (See Note 2A of the Notes to Consolidated Financial Statements.)

    In 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program were to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company proposed to share equally with gas sales customers the savings or costs from the PBR Program. In August 1996, the Company's petition was denied by the Commission. The Company is evaluating alternatives to the proposed PBR Program.

CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $72.2 million in 1996, $81.1 million in 1995, and $74.6 million in 1994.

    Expenditures in fiscal 1996 decreased $8.9 million from 1995 reflecting the continuation of a cost containment program. In fiscal 1995, expenditures increased $6.5 million over 1994 and included $10.8 million for computer and office equipment.

    Capital expenditures for fiscal 1997 are expected to be about $70.9 million, a decrease of $1.3 million from the 1996 level.

    There are no sinking fund requirements for long-term debt included in fiscal 1997. (See Note 13C of the Notes to Consolidated Financial Statements.)

    The Company anticipates that future cash needs for capital expenditures and debt maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving first mortgage bonds or equity from Peoples Energy.

BONDS REDEEMED. On December 29, 1995, the Company redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Bonds, Series A and B, which were secured by the Company's Series U and V First and Refunding Mortgage Bonds. (See Note 13B of the Notes to Consolidated Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----

Statement of Management's Responsibility                                    17

Report of Independent Public Accountants                                    18

Consolidated Statements of Income for fiscal years ended
    September 30, 1996, 1995, and 1994                                      19

Consolidated Statements of Retained Earnings for fiscal
    years ended September 30, 1996, 1995, and 1994                          19

Consolidated Balance Sheets at September 30, 1996 and 1995                  20

Consolidated Capitalization Statements at September 30, 1996
    and 1995                                                                21

Consolidated Statements of Cash Flows for fiscal years ended
    September 30, 1996, 1995, and 1994                                      22

Notes to Consolidated Financial Statements                                  23

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

    The Audit Committee of the Board of Directors of Peoples Energy, comprised of six outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to assure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report of Peoples Energy.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Peoples Gas Light and Coke Company:

    We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended
September 30, 1996, in conformity with generally accepted accounting principles.

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



                                                 ARTHUR ANDERSEN LLP



Chicago, Illinois
November 1, 1996

CONSOLIDATED STATEMENTS OF INCOME




                                                                  The Peoples Gas Light and Coke Company
---------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                1996           1995           1994
---------------------------------------------------------------------------------------------------------
                                                                                (Thousands)

Operating Revenues:
Gas sales                                                       $  908,199     $  771,005     $  995,048
Transportation of customer-owned gas                               114,664        109,626         98,943
Other                                                               13,712         18,312         17,181
---------------------------------------------------------------------------------------------------------
Total Operating Revenues                                         1,036,575        898,943      1,111,172
---------------------------------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                                          445,724        387,675        566,903
Operation (see Note 8D)                                            189,949        174,701        196,045
Maintenance                                                         42,407         38,730         34,883
Depreciation and amortization                                       63,006         59,170         57,824
Taxes - Income                                                      49,444         24,558         24,661
     - State and local revenue                                     110,421        100,562        121,773
     - Other                                                        19,804         19,369         18,434
---------------------------------------------------------------------------------------------------------
Total Operating Expenses                                           920,755        804,765      1,020,523
---------------------------------------------------------------------------------------------------------
Operating Income                                                   115,820         94,178         90,649
---------------------------------------------------------------------------------------------------------
Other Income and (Deductions):
Interest income                                                      4,053          8,669          4,549
Interest on long-term debt                                         (32,889)       (40,507)       (38,718)
Other interest expense                                              (4,163)        (6,079)        (2,634)
Income taxes                                                        (4,089)        (3,606)        (5,768)
Miscellaneous - net (see Note 10)                                   10,020          1,011         15,747
---------------------------------------------------------------------------------------------------------
Total Other Income and Deductions                                  (27,068)       (40,512)       (26,824)
---------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                            $  88,752      $  53,666      $  63,825
---------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                   The Peoples Gas Light and Coke Company
---------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                      1996                   1995             1994
---------------------------------------------------------------------------------------------------------
(Thousands)

Balance at Beginning of Year                          $  363,001             $  366,168       $   357,686
    Add - Net Income                                      88,752                 53,666            63,825
    Deduct - Dividends declared on common stock           52,117                 56,833            55,343
           - Additional minimum liability for
             non-qualified pension plan, net of tax          761                     --                --
---------------------------------------------------------------------------------------------------------
Balance at End of Year                                $  398,875             $  363,001       $   366,168
---------------------------------------------------------------------------------------------------------



The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


                                                                               The Peoples Gas Light and Coke Company
----------------------------------------------------------------------------------------------------------------------
At September 30,                                                                       1996           1995
----------------------------------------------------------------------------------------------------------------------
                                                                                            (Thousands)
PROPERTIES AND OTHER ASSETS
----------------------------------------------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost                                     $1,761,007     $1,815,407
Less - Accumulated depreciation                                                        571,255        628,258
----------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                    1,189,752      1,187,149
Other investments                                                                        6,607          5,027
----------------------------------------------------------------------------------------------------------------------
Total Capital Investments - Net                                                      1,196,359      1,192,176
----------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                                     3,826          2,599
Cash equivalents                                                                        13,711        149,616
Receivables -
    Customers, net of allowance for uncollectible
         accounts of $25,279 and $18,315, respectively                                  63,152         52,142
    Other                                                                               32,045          2,665
Accrued unbilled revenues                                                               25,534         18,451
Materials and supplies, at average cost                                                 14,017         13,843
Gas in storage, at last-in, first-out cost                                              55,876         82,151
Gas costs recoverable through rate adjustments                                          17,420          2,132
Prepayments                                                                             11,897          1,927
Other                                                                                      500            837
----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   237,978        326,363
----------------------------------------------------------------------------------------------------------------------
Other Assets:
Regulatory assets (see Note 1H)                                                         76,176         29,707
Deferred charges                                                                        12,249         13,235
----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                      88,425         42,942
----------------------------------------------------------------------------------------------------------------------
Total Properties and Other Assets                                                   $1,522,762     $1,561,481
----------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)                         $1,026,582     $1,077,458
----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Interim loans                                                                              700            900
Accounts payable                                                                       121,653         87,693
Dividends payable on common stock                                                       13,153         14,146
Customer gas service and credit deposits                                                37,121         35,012
Accrued taxes                                                                           31,242         26,962
Gas sales revenue refundable through rate adjustments                                   10,734         68,558
Accrued interest                                                                         8,758         11,025
----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                              223,361        244,296
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation (see Note 8C)               211,623        189,850
Investment tax credits being amortized over
    the average lives of related property                                               31,696         34,228
Other                                                                                   29,500         15,649
----------------------------------------------------------------------------------------------------------------------
Total Deferred Credits and Other Liabilities                                           272,819        239,727
----------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                                $1,522,762     $1,561,481
----------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS




                                                                               The Peoples Gas Light and Coke Company
----------------------------------------------------------------------------------------------------------------------
At September 30,                                                                       1996           1995
----------------------------------------------------------------------------------------------------------------------
                                                                                (Thousands, except number of shares)

Common Stockholder's Equity:
Common stock, without par value -
    Authorized 40,000,000 shares
    Outstanding 24,817,566 shares                                                   $  165,307     $  165,307
Retained earnings (see Consolidated Statements
    of Retained Earnings)                                                              398,875        363,001
----------------------------------------------------------------------------------------------------------------------
Total Common Stockholder's Equity                                                      564,182        528,308
----------------------------------------------------------------------------------------------------------------------


Long-Term Debt:
Exclusive of sinking fund payments and maturities
    due within one year
First and Refunding Mortgage Bonds -
    8% Series U, due June 1, 1999                                                           --         43,375
         (redeemed on December 29, 1995 - See Note 13B)
    8% Series V, due June 1, 1999                                                           --         43,375
         (redeemed on December 29, 1995 - See Note 13B)
    Adjustable-Rate Series W (4% and 4.20% through
         September 30, 1996 and September 30, 1995, respectively),
         due October 1, 1999 (see Note 13A)                                             10,400         10,400
    6.875% Series X, due March 1, 2015                                                  50,000         50,000
    7.50% Series Y, due March 1, 2015                                                   50,000         50,000
    7.50% Series Z, due March 1, 2015                                                   50,000         50,000
    8.10% Series BB, due May 1, 2020                                                    75,000         75,000
    6.37% Series CC, due May 1, 2003                                                    75,000         75,000
    5-3/4% Series DD, due December 1, 2023                                              75,000         75,000
    Adjustable-Rate Series EE (3.85% and 4.95% through
         November 30, 1996 and November 30, 1995, respectively),
         due December 1, 2023 (see Note 13A)                                            27,000         27,000
    6.10% Series FF, due June 1, 2025                                                   50,000         50,000
----------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                   462,400        549,150
----------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                $1,026,582     $1,077,458
----------------------------------------------------------------------------------------------------------------------



The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  The Peoples Gas Light and Coke Company
---------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                1996           1995           1994
---------------------------------------------------------------------------------------------------------
                                                                                (Thousands)
OPERATING ACTIVITIES:
Net Income                                                       $  88,752      $  53,666      $  63,825
Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                   63,006         59,170         57,824
    Deferred income taxes and investment tax
         credits - net                                              14,169          7,295         (8,914)
    Change in deferred credits and other liabilities                18,923         (8,305)       (24,610)
    Change in other assets                                         (40,572)        (2,327)       (14,105)
    Other                                                               74             55             36
    Change in current assets and liabilities:
         Receivables - net                                         (40,390)        17,356         31,493
         Accrued unbilled revenues                                  (7,083)          (890)         8,638
         Materials and supplies                                       (174)         7,721          2,109
         Gas in storage                                             26,275         41,433         (3,930)
         Gas costs recoverable                                     (15,288)         9,892         31,023
         Prepayments                                                (9,970)          (279)           369
         Accounts payable                                           33,960         (7,334)        (6,584)
         Customer gas service and credit deposits                    2,109         (4,531)         1,050
         Accrued taxes                                               4,280            271          1,442
         Gas sales revenue refundable                              (57,824)        27,391         33,905
         Accrued interest                                           (2,267)           821          1,933

---------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                           77,980        201,405        175,504
---------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES:
Capital expenditures - construction                                (72,194)       (81,081)       (74,623)
Other assets                                                         1,674         (2,042)        (1,850)
Other capital investments                                           (2,416)         1,153          2,023
Other temporary cash investments                                       100             --             --
---------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                              (72,836)       (81,970)       (74,450)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Interim loans - net                                                   (200)            --        (62,300)
Issuance of long-term debt                                              --         50,000        102,000
Retirement of long-term debt                                       (86,750)       (50,000)            --
Trust fund - utility construction                                       --         31,493        (31,493)
         - bond redemption                                             237           (237)            --
Redemption of preferred stock                                           --             --         (3,400)
Dividends paid on preferred stock                                       --             --            (71)
Dividends paid on common stock                                     (53,109)       (56,584)       (55,591)
---------------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                             (139,822)       (25,328)       (50,855)
---------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents              (134,678)        94,107         50,199
Cash and Cash Equivalents at Beginning of Year                     152,215         58,108          7,909
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                         $  17,537       $152,215      $  58,108
---------------------------------------------------------------------------------------------------------



The Notes to Consolidated Financial Statements are an integral part of these statements.

                        THE PEOPLES GAS LIGHT AND COKE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A  Principles of Consolidation

    All subsidiaries are included in the consolidated financial statements.
All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1996 have been reclassified to conform with the current-year presentation.

1B  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1C  Concentration of Credit Risk

    The Company provides natural gas service to approximately 839,000 customers within the City. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

    The Company encourages customers to participate in its long-standing budget payment program that allows the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D  Revenue Recognition

    Gas sales revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1E  Property, Plant and Equipment

    Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1F  Accounts Payable

    The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

1G  Maintenance and Depreciation

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

    The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

    FOR FISCAL YEARS ENDED SEPTEMBER 30,     1996      1995      1994
    ------------------------------------    -----     -----     -----
    Provision for depreciation               3.6%      3.6%      3.6%

1H  Regulated Operations

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

    The following regulatory assets were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1996 and 1995:

--------------------------------------------------------------------------------
                                                             1996       1995
--------------------------------------------------------------------------------
                                                                (Thousands)
Environmental costs, net of recoveries (see Note 3)        $12,218    $10,660
Transition costs from pipeline supplier (see Note 2B)       32,692      6,400
Deferred interest on customer refunds                           --      2,289
Regulatory income tax assets (see Note 1I)                   4,340      3,680
Energy conservation plan expenses                               --      1,033
Discount, premium, expenses, and loss on reacquired bonds    3,247      2,942
SNG plant - decommissioning                                 23,156      1,982
Other                                                          523        721
--------------------------------------------------------------------------------
Total regulatory assets                                    $76,176    $29,707
--------------------------------------------------------------------------------

1I  Income Taxes

    The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 8C.)

    Each company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1996 and 1995, net regulatory income tax assets recorded in Other Assets amounted to $4.3 million and $3.7 million, while net regulatory income tax liabilities recorded in Other Liabilities equaled $50,000 and $100,000, respectively.

    Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

    The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J  Gas in Storage

    Storage injections are priced at the fiscal-year average of costs of natural gas purchased and produced. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1996 and 1995 exceeded the LIFO cost by approximately $78 million and $108 million, respectively.

1K  Statement of Cash Flows

    For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

    Income taxes and interest paid (excluding capitalized interest) were as follows:

    FOR FISCAL YEARS ENDED SEPTEMBER 30,     1996      1995      1994
    ------------------------------------    ------    ------    ------
                                                     (Thousands)

    Income taxes paid                      $35,096   $15,501   $42,670
    Interest paid                           36,267    41,378    38,353

1L  Recovery of Gas Costs, Including Charges for Transition Costs

    Under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

    The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1993 through 1996 are currently pending before the Commission.

    Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

2.  RATES AND REGULATION

2A  Utility Rate Proceedings

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

FERC ORDER 636 COST RECOVERY. In 1994, the Commission issued orders concluding its investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The orders provided for the full recovery of transition costs from the Company's gas service customers. The Commission directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In 1995, the Illinois Appellate Court affirmed the Commission's order. A group of industrial transportation customers has filed a petition with the Illinois Supreme Court for leave to appeal the Appellate Court's decision. If the Illinois Supreme Court accepts the appeal, any changes made by it to the Commission's orders would have a prospective effect only.
(See Notes 1L and 2B.)

2B  FERC Orders 636, 636-A, and 636-B

    FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement placed a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $103 million. At the conclusion of the billing period under the Agreement (November 30, 1997), Natural must reconcile amounts collected under the Agreement with GSR costs it incurred. The Company is currently recovering transition costs through the Gas Charge. At September 30, 1996, the Company has made payments of $70.3 million and has accrued an additional $32.7 million toward the cap.

    The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See Notes 1L and 2A.)

3.  ENVIRONMENTAL MATTERS

    The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The

Company, under the supervision of the Illinois Environmental Protection Agency
(IEPA), is conducting investigations of 27 Manufactured Gas sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

    The Company has observed what appear to be gas purification wastes on a Manufactured Gas site in Chicago, formerly called the 110th Street Station, and property contiguous thereto (110th Street Station Site). The Company has fenced the 110th Street Station site and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

    The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against the Company in federal district court under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The suit seeks recovery of the past and future costs of investigating and remediating the site and an order directing the Company to remediate the site. The Company is contesting this suit.

    The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $12.2 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs.
The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

    The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three Manufactured Gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1996 have not been reduced to reflect recoveries from insurance carriers.

    Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At September 30, 1996, it had recovered $2.6 million of such costs through rates.

4.  SNG PLANT CLOSING

    The Company has closed its synthetic gas-making plant located near Joliet, Illinois. The decision was made after a cost-benefit analysis was performed, which showed that, as of December 1, 1995, it would not be cost-effective to use the plant as a source of gas, given new, more economical supply arrangements to become effective on that date. Those supply arrangements were the result of initiatives undertaken by the

Company to restructure its gas supply portfolio in response to FERC Order 636. The rates approved by the Commission in the Company's most recent rate case reflect the annual effect of a five-year amortization of the undepreciated investment in the plant and decommissioning expenses. The plant closing did not have a material effect on financial position or results of operations of the Company.

5.  LONG-TERM LEASE

    In October 1993, the Company entered into a 15-year lease to relocate its headquarters office. The relocation was substantially completed in February 1995 prior to the expiration of the old lease.

    The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 per cent each year through the 10th year. Base rent in the 11th year is approximately $3.6 million with annual increases of 2 per cent each year through the 15th year. Rental expense is comparable with the former lease at the Company's previous headquarters location.

    Rental expenses under the lease arrangements were $6.5 million, $6.4 million, and $6.1 million for fiscal years 1996, 1995, and 1994, respectively.

6.  EXPIRATION OF GAS STORAGE CONTRACTS

    The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts in fiscal 1996, the Company realized a gain, after income taxes, of approximately $6.7 million.

7.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

7A  Pension Benefits

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

    The Company also has non-qualified pension plans that provide employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

    Net pension cost for all plans for fiscal 1996, 1995, and 1994 included the following components:

--------------------------------------------------------------------------------
                                                    1996      1995      1994
--------------------------------------------------------------------------------
                                                            (Millions)

Service cost - benefits earned during year          $12.7    $ 13.4     $14.7
Interest cost on projected benefit obligations       30.6      27.9      28.0
Actual return on plan assets (gain) loss            (64.9)    (80.5)    (14.6)
Net amortization and deferral                        20.4      43.2     (23.7)
Settlement accounting                                (7.8)       --        --
--------------------------------------------------------------------------------
Net pension cost (credit)                          $ (9.0)  $   4.0    $  4.4
--------------------------------------------------------------------------------

    In 1996, the Company recognized a net gain of $7.8 million from the settlement of portions of pension plan obligations.

    The calculation of pension cost assumed a long-term rate of return on assets of 8.5 per cent for 1996 and 7.5 per cent for 1995 and 1994. The settlement accounting cost was determined using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year.

    The following table shows the estimated funded status of the Company's pension plans at September 30, 1996 and 1995:



-------------------------------------------------------------------------------------------------------
                                                                               1996           1995
-------------------------------------------------------------------------------------------------------
                                                                                     (Millions)

Plan assets at market value                                                   $547.4         $546.1
-------------------------------------------------------------------------------------------------------
Actuarial present value of plan benefits:
    Vested                                                                     279.8          288.3
    Non-vested                                                                  31.1           42.8
-------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                                 310.9          331.1
Effect of projected future compensation increases                               70.5           93.5
-------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                   381.4          424.6
-------------------------------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligation                        166.0          121.5
Less:
    Unrecognized transition asset                                               23.3           26.8
    Unrecognized prior service cost                                             (4.5)          (4.9)
    Unrecognized net gain                                                      139.5          102.4
Recognition of non-qualified plan additional minimum liability                  (1.9)            --
-------------------------------------------------------------------------------------------------------
Accrued pension asset (liability)                                             $  5.8         $ (2.8)
-------------------------------------------------------------------------------------------------------




    The projected benefit obligation and plan assets at September 30, 1996 are based on a July 1 measurement date using a discount rate of 7.5 per cent, and assumed future compensation increases of 4.5 per cent per year. The projected benefit obligation and plan assets at September 30, 1995 are based on an October 1 measurement date using a discount rate of 7 per cent, and assumed future compensation increases of 5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

7B  Other Postretirement Benefits

    The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the companies. The plans are funded based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company accrues the expected costs of such benefits during the employees' years of service.

    Net postretirement benefit cost for all plans for fiscal 1996, 1995, and 1994 included the following components:

--------------------------------------------------------------------------------
                                                  1996      1995      1994
--------------------------------------------------------------------------------
                                                         (Millions)

Service cost - benefits earned during year       $ 3.1     $ 2.5     $ 2.8
Interest cost on projected benefit obligations     7.1       7.2       7.1
Actual return on plan assets (gain) loss          (2.9)     (3.6)     (0.3)
Amortization of transition obligation              4.5       4.5       4.5
Net amortization and deferral                      1.1       2.4      (0.2)
--------------------------------------------------------------------------------
Net postretirement benefit cost                  $12.9     $13.0     $13.9
--------------------------------------------------------------------------------

    The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 per cent for 1994 through 1996.

    Of the above total postretirement costs recognized for fiscal years 1996, 1995, and 1994, $5.6 million, $5.7 million, and $7.7 million, respectively, was funded through trust funds for future benefit payments.

    The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1996 and 1995:

--------------------------------------------------------------------------------
                                                            1996      1995
--------------------------------------------------------------------------------
                                                              (Millions)

Plan assets at market value                                $33.7     $31.1
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
    Retirees                                                59.8      66.1
    Fully eligible active plan participants                 17.2      13.3
    Other active plan participants                          29.2      24.6
--------------------------------------------------------------------------------
Total APBO                                                 106.2     104.0
--------------------------------------------------------------------------------
Excess (deficiency) of plan assets over the APBO           (72.5)    (72.9)
Less:
    Unrecognized transition obligation                     (76.5)    (81.1)
    Unrecognized net gain                                   11.8       7.4
Contributions: 7-1-96 to 9-30-96                             7.3       --
--------------------------------------------------------------------------------
Accrued postretirement benefit asset (liability)           $(0.5)    $ 0.8
--------------------------------------------------------------------------------


    The total APBO and plan assets at September 30, 1996 are based on a July 1 measurement date using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year. The September 30, 1995 total APBO and plan assets are based on an October 1 measurement date using a discount rate of 6.5 per cent and assumed future compensation increases of 5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

    For measurement purposes, a health care cost trend rate of 9.6 per cent was assumed for fiscal 1997, and that rate thereafter will decline to 4.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1996, by $8.1 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.1 million annually.

8.  TAX MATTERS

8A  Provision for Income Taxes

    Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:


For fiscal years ended September 30,             1996          1995           1994
-----------------------------------------------------------------------------------------
                                                           (Thousands)

Current:
    Federal                                    $32,590        $17,311        $32,308
    State                                        6,859          3,208          7,133
-----------------------------------------------------------------------------------------
    Total current income taxes                  39,449         20,519         39,441
-----------------------------------------------------------------------------------------
Deferred:
    Federal                                     13,121          7,115         (6,665)
    State                                        3,554          2,243           (642)
-----------------------------------------------------------------------------------------
    Total deferred income taxes                 16,675          9,358         (7,307)
-----------------------------------------------------------------------------------------
Investment tax credits - net:
    Federal                                     (2,635)        (1,784)        (1,823)
    State                                          129            167            216
-----------------------------------------------------------------------------------------
    Total investment tax credits - net          (2,506)        (1,617)        (1,607)
-----------------------------------------------------------------------------------------
Total provision for income taxes                53,618         28,260         30,527
Less - Included in operation expense                85             96             98
-----------------------------------------------------------------------------------------
Net provision for income taxes                 $53,533        $28,164        $30,429
-----------------------------------------------------------------------------------------


8B  Tax Rate Reconciliation

    The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent times pre-tax book income) and the total provision for federal income tax expenses:


For fiscal years ended September 30,          1996                1995               1994
-------------------------------------------------------------------------------------------------
                                                Per Cent            Per Cent            Per Cent
                                                   of                  of                  of
                                        Amount   Pre-tax   Amount    Pre-tax   Amount    Pre-tax
                                       (000's)   Income    (000's)   Income    (000's)   Income
-------------------------------------------------------------------------------------------------
Computed federal income
    tax expense                        $46,140   35.00     $26,708   35.00     $30,675   35.00
Amortization of investment
    tax credits                         (2,635)  (2.00)     (1,784)  (2.34)     (1,823)  (2.08)
Nontaxable-tax settlement                   --    --        (1,772)  (2.32)     (1,772)  (2.02)
Other, net                                (429)  (0.32)       (510)  (0.67)     (3,260)  (3.72)
-------------------------------------------------------------------------------------------------
Total provision for federal
    income taxes                       $43,076   32.68     $22,642   29.67     $23,820   27.18
-------------------------------------------------------------------------------------------------


8C  Deferred Income Taxes

    Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

--------------------------------------------------------------------------------
At September 30,                                      1996             1995
--------------------------------------------------------------------------------
                                                            (Thousands)
Deferred tax liabilities:
    Property - accelerated depreciation and
        other property related items                 $214,875        $209,825
    Other                                              24,167           8,416
--------------------------------------------------------------------------------
    Total deferred income tax liabilities             239,042         218,241
--------------------------------------------------------------------------------
Deferred tax assets:
    Unamortized investment tax credits                (12,572)        (13,576)
    Uncollectible accounts                            (10,191)         (7,429)
    Other                                              (4,656)         (7,386)
--------------------------------------------------------------------------------
    Total deferred income tax assets                  (27,419)        (28,391)
--------------------------------------------------------------------------------
Net deferred income tax liabilities                  $211,623        $189,850
--------------------------------------------------------------------------------

8D  Income Tax Settlement

    On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 of approximately $25 million, or $19.4 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $12.7 million, or $9.7 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $12.7 million was included in Deferred Credits and Other Liabilities - Other.

    As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company was amortized (credited) to operation expense. The effect was to offset increases in costs that the Company would incur during the year. In fiscal 1995, the Company amortized approximately $12.7 million, or $9.7 million after income taxes.

9.  ASSETS SUBJECT TO LIEN

    The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the first and refunding mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.

10.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS




For fiscal years ended September 30,                             1996           1995           1994
-------------------------------------------------------------------------------------------------------
                                                                             (Thousands)

Amortization of net gain on sale of Peoples Gas Building      $    --         $  576       $  1,151
Interest on amounts recoverable from customers                     --             99          2,083
Income tax settlement (see Note 8D)                                --             --         12,710
Gain on expiration of gas storage contracts (see Note 6)       11,093             --             --
Amortization of gain (loss) on reacquired bonds                   (65)           317            321
Other                                                          (1,008)            19           (518)
-------------------------------------------------------------------------------------------------------
Total other income and deductions - miscellaneous             $10,020         $1,011        $15,747
-------------------------------------------------------------------------------------------------------




11.  CAPITAL COMMITMENTS

    Total contract and purchase order commitments of the Company at September 30, 1996, amounted to approximately $3.4 million.


12.  SHORT-TERM BORROWINGS AND CREDIT LINES

At September 30,                               1996                1995
--------------------------------------------------------------------------------
                                                      (Thousands)

Bank Loans
Peoples Gas
    8.75% due November 6, 1995              $     --            $    900
    8.25% due February 11, 1997                  700                  --
--------------------------------------------------------------------------------
Commercial Paper
North Shore Gas
    due October 1, 1996                     $  1,925            $     --
--------------------------------------------------------------------------------
Available lines of credit
    Unused bank lines                       $126,775            $130,150
--------------------------------------------------------------------------------


    Short-term cash needs of the Company and North Shore Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

    At September 30, 1996 and 1995, the Company and North Shore Gas had combined lines of credit totaling $129.4 million and 131.1 million, respectively. Of these amounts, North Shore Gas could borrow up to $30 million. Agreements covering $92 million of the total at September 30, 1996 will expire on June 25, 1997; the agreement covering the remaining $37.4 million will expire on January 31, 1998. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 13A.) Payment for the lines of credit is by fee.

13.  LONG-TERM DEBT

13A Interest-Rate Adjustments

    The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1996, have been remarketed. The interest rate on such bonds is 3.95 per cent for the period October 1, 1996, through September 30, 1997.

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

    The Company classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, the Company established a $37.4 million three year line of credit with The Northern Trust Company which has since been extended to January 31, 1998. (See Note 12.)

13B Bonds Redeemed

    On December 29, 1995, the Company redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by the Company's Series U and V First and Refunding Mortgage Bonds.

13C Sinking Fund Requirements and Maturities

    At September 30, 1996, long-term debt sinking fund requirements and maturities for the next five years are:

                   Fiscal Year                Amounts
--------------------------------------------------------------------------------
                                            (Thousands)
                      1997                    $   --
                      1998                        --
                      1999                        --
                      2000                      10,400
                      2001                        --

13D Fair Value of Financial Instruments

    At September 30, 1996, the carrying amount of the Company's long-term debt of $462.4 million had an estimated fair value of $494.5 million. At
September 30, 1995, the carrying amount of the Company's long-term debt of $549.2 million had an estimated fair value of $583.8 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments would not be realized by the Company's shareholder.
The carrying amount of all other financial instruments approximates fair value.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. The first three quarters of fiscal 1996 include weather that was 34 per cent, 12 per cent, and 26 per cent colder than the respective similar prior quarters. Also, results for all four quarters of fiscal 1996 reflect the positive impact of a Commission approved rate order. (See Note 2A.) The fiscal 1995 portion of an IRS settlement was amortized to operation expense over that entire year. (See Note 8D).

                                                                 Net Income
                           Operating         Operating          Applicable to
Fiscal Quarters            Revenues           Income            Common Stock
--------------------------------------------------------------------------------
                                            (Thousands)

  1996
    Fourth                $116,395            $   (971)          $  (7,570)
    Third                  216,438              17,197              11,905
    Second                 429,115              60,250              52,912
    First                  274,627              39,344              31,505

--------------------------------------------------------------------------------
  1995
    Fourth                $100,391             $(1,738)           $(11,371)
    Third                  163,726              13,878               3,819
    Second                 368,148              50,016              39,469
    First                  266,679              32,022              21,749


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS


                                                                     Company
       Name, Principal Occupation,                         Age at  Directorship
        and Other Directorships                           11-30-96     Since
----------------------------------------                   --------   --------

Kenneth S. Balaskovits                                       54        1993
  Vice President and Controller
  of the Company, Peoples Energy,
  and North Shore Gas; Director of North Shore Gas.

J. Bruce Hasch                                               58        1986
  President and Chief Operating Officer of the Company, Peoples Energy, and North Shore Gas;
  Director of Peoples Energy and North Shore Gas.

James Hinchliff                                              56        1985
  Senior Vice President and General Counsel of the Company, Peoples Energy, and North Shore Gas; Director of North Shore Gas.

Michael S. Reeves                                            61        1988
  Executive Vice President of the Company,
  Peoples Energy, and North Shore Gas;
  Director of Peoples Energy and North Shore Gas.

Richard E. Terry                                             59        1982
  Chairman of the Board and Chief Executive
  Officer of the Company, Peoples Energy, and
  North Shore Gas; Director of Peoples Energy and North Shore Gas. Mr. Terry is also a director of Harris Bankcorp, Inc., Harris Trust and Savings Bank, Bankmont Financial Corp., and Amsted Industries.

IDENTIFICATION OF EXECUTIVE OFFICERS

                                    Position at             Age at    Position
        Name                    November 30, 1996          11-30-96  Held Since
----------------------    -----------------------------    --------  ----------
Kenneth S. Balaskovits    Vice President and Controller      54        1993

Frank H. Blackmore        Vice President                     61        1989

Emmet P. Cassidy          Secretary and Treasurer            63        1989

Donald M. Field           Vice President                     47        1996

Joan T. Gagen             Vice President                     45        1994

J. Bruce Hasch            President and Chief Operating      58        1990
                            Officer

James Hinchliff           Senior Vice President and          56        1989
                            General Counsel

John C. Ibach             Vice President                     49        1992

William E. Morrow         Division Vice President            40        1996

Thomas J. O'Sullivan      Division Vice President            54        1992

Thomas M. Patrick         Executive Vice President           50        1996

Michael S. Reeves         Executive Vice President           61        1987

Richard E. Terry          Chairman of the Board and          59        1990
                            Chief Executive Officer


  Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Messrs. Morrow and O'Sullivan, who were appointed.

  There are no family relationships among directors and executive officers of the Company.

  All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least five years.

ITEM 11.  EXECUTIVE COMPENSATION

  The following tables set forth information concerning annual and long-term compensation and grants of stock options, stock appreciation rights (SARs) and restricted stock awards under Peoples Energy's Long-Term Incentive Compensation Plan. All compensation was paid by the Company and its affiliates (Peoples Energy and North Shore Gas) for services in all capacities during the three fiscal years set forth below, to (1) the Chief Executive Officer and (2) the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

                              SUMMARY COMPENSATION TABLE




                                                                     Long Term Compensation
                                            Annual Compensation                Awards
                                            -------------------      ----------------------
                                                                      Restricted                    All Other
                                                                         Stock          Options/     Compen-
      Name and                                                       Awards(1)(2)        SARs        sation(3)
 Principal Position            Year      Salary($)      Bonus($)         ($)             (#)            ($)
-------------------------      ----       ---------      --------     ------------       -------     ----------

Richard E. Terry              1996       $473,500       $191,600       $145,722         21,200        $14,205
Chairman and                  1995        455,300        137,200        137,119         21,400         12,354
Chief Executive Officer       1994        421,250        117,100        113,281         14,400         12,638

J. Bruce Hasch                1996        332,600         86,000         80,803         11,800          9,978
President and                 1995        319,800         61,500         76,606         11,800          9,594
Chief Operating Officer       1994        304,500         75,300         73,438          9,400          9,135

Michael S. Reeves             1996        250,700         54,500         51,797          7,600          7,521
Executive Vice President      1995        241,100         39,000         48,925          7,600          7,233
                              1994        229,500         47,800         47,656          6,200          6,885

James Hinchliff               1996        250,700         54,500         51,797          7,600          7,521
Senior Vice President         1995        241,100         39,000         48,925          7,600          7,233
and General Counsel           1994        229,500         47,800         47,656          6,200          6,885

Patrick J. Doyle, Jr. (4)     1996        193,700         39,900         33,150          4,800          5,811
Former Vice President         1995        188,100         25,000         30,900          4,800          5,643
                              1994        179,050         29,600         29,688          3,800          5,372




(1) Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 30, 1996 were as follows: Mr. Terry, 14,055 shares, valued at $477,870; Mr. Hasch, 8,240 shares, valued at $280,160; Mr. Reeves, 5,290 shares, valued at $179,860; Mr. Hinchliff, 5,290 shares, valued at $179,860; and Mr. Doyle, 3,355 shares, valued at $144,070. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $34.00, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 30, 1996.

(2) Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1994 constitutes 9,975 shares, of which 1,995 shares vested in 1995; 1,995 shares vested in 1996; 1,995 shares will vest in 1997; 1,995 shares will vest in 1998; and the remaining 1,995 shares will vest in 1999. Total restricted stock awarded to the named individuals for 1995 constitutes 13,300 shares of which 2,660 shares vested in 1996; 2,660 shares will vest in 1997; 2,660 shares will vest in 1998; 2,660 shares will vest in 1999; and the remaining 2,660 shares will vest in 2000. Total restricted stock awarded to the named individuals for 1996 constitutes 13,150 shares, of which 2,630 shares will vest in 1997; 2,630 shares will vest in 1998; 2,630 shares will vest in 1999; 2,630 shares will vest in 2000; and the remaining 2,630 shares will vest in 2001.

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

(4) Mr. Doyle retired as of November 1, 1996.

                            OPTIONS/SAR GRANTS IN FISCAL 1996
                                     INDIVIDUAL GRANTS
                        ---------------------------------------
                                  % of Total
                                 Options/SARs
                       Options/    Granted to Exercise               Grant
                        SARs       Employees  or Base                 Date
                       Granted     in Fiscal   Price    Expiration   Present
   Name                (#)(1)      Year (2)   ($/share)   Date      Value($)(3)
----------------       ---------  ------------ --------- ----------  -----------

Richard E. Terry         21,200         12%      $27.50   04-Oct-05     $97,732
Chairman and Chief
Executive Officer

J. Bruce Hasch           11,800           7       27.50   04-Oct-05      54,398
President and
Chief Operating
Officer

Michael S. Reeves         7,600           4       27.50   04-Oct-05      35,036
Executive Vice
President

James Hinchliff           7,600           4       27.50   04-Oct-05      35,036
Senior Vice President
and General Counsel

Patrick J. Doyle, Jr. (4) 4,800           3       27.50   04-Oct-05      22,128
Former Vice President

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

(2) Based on 90,200 Options and 90,200 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 1996.

(3) Present value is determined using a variation of the Black-Scholes Model. The model assumes: a) that Options and SARs are exercised two years after the date of grant -- the average time Options and SARs were held by recipients under Peoples Energy's Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) that no adjustments were made for an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.

(4) Mr. Doyle retired as of November 1, 1996.



                                           AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1996
                                                AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                             Number of                      Value of Unexercised
                             Shares                                  Unexercised Options/SARs             In-the-Money Options/SARs
                           Acquired On                                 At Fiscal Year-EnD(#)               At Fiscal Year-End ($)
                           (Option/SAR)         Value               -----------------------------        ---------------------------
     Name                 Exercise(#)(1)     Realized ($)           Exercisable     Unexercisable        Exercisable   Unexercisable
----------------------   ---------------     ------------           -----------     -------------        -----------   -------------
Richard E. Terry              21,400           $185,859                29,000           21,200              $97,780       $137,800
Chairman and
Chief Executive
Officer

J. Bruce Hasch                11,800            104,696                19,000           11,800               64,080         76,700
President and
Chief Operating
Officer

Michael S. Reeves             13,800             91,938                 6,200            7,600               19,344         49,400
Executive Vice
President

James Hinchliff                7,600             66,006                12,400            7,600               41,788         49,400
Senior Vice President
and General Counsel

Patrick J. Doyle, Jr. (2)     12,600             61,649                     0            4,800                    0         31,200
Former Vice President



(1) Includes cash-only SARs exercised by the named executive officers in the following amounts: Mr. Terry, 10,700; Mr. Hasch, 5,900; Mr. Reeves, 6,900; Mr. Hinchliff, 3,800; and Mr. Doyle, 6,300.

(2)  Mr. Doyle retired as of November 1, 1996.

                               PENSION PLAN TABLE
                               ------------------

                                 Years of Service
Average Annual     --------------------------------------------------
 Compensation         20         25        30        35         40
-------------      -------    -------   -------   -------    --------
   $150,000        $54,943    $68,679   $82,414   $91,789    $101,164
    200,000         74,943     93,679   112,414   124,914     137,414
    250,000         94,943    118,679   142,414   158,039     173,664
    300,000        114,943    143,679   172,414   191,164     209,914
    350,000        134,943    168,679   202,414   224,289     246,164
    400,000        154,943    193,679   232,414   257,414     282,414
    450,000        174,943    218,679   262,414   290,539     318,664
    500,000        194,943    243,679   292,414   323,664     354,914
    550,000        214,943    268,679   322,414   356,789     391,164
    600,000        234,943    293,679   352,414   389,914     427,414
    650,000        254,943    318,679   382,414   423,039     463,664
    700,000        274,943    343,679   412,414   456,164     499,914
    750,000        294,943    368,679   442,414   489,289     536,164


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

     At September 30, 1996, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 32 years; Mr. Hasch, 36 years; Mr. Reeves, 40 years; Mr. Hinchliff, 24 years; and Mr. Doyle, 32 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     At November 30, 1996, voting securities of the Company were beneficially owned as follows:

  Title of                                        Number of      Per Cent of
   Class                Name and Address          Shares Owned      Class
------------        ----------------------------  ------------   -----------
Common Stock        Peoples Energy Corporation
  without           130 East Randolph Drive
 par value          Chicago, Illinois  60601-6207   24,817,566        100
                                                   -----------    ----------
SECURITY OWNERSHIP OF MANAGEMENT

     No equity securities of the Company are beneficially owned directly or indirectly by any director or officer of the Company.

     Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1996, are as follows:

                                                  Shares of Peoples Energy
                                                  Common Stock Beneficially
                   Name                         Owned at November 30, 1996 (1)
     --------------------------------        ---------------------------------

     Kenneth S. Balaskovits*                           15,768    (2)(3)
     Patrick J. Doyle, Jr.                              9,388    (2)
     J. Bruce Hasch*                                   49,441    (2)(3)
     James Hinchliff*                                  29,713    (2)(3)
     Michael S. Reeves*                                28,960    (2)(3)
     Richard E. Terry*                                 64,416    (2)(3)

     All directors and officers of the Company
       as a group, including those named above
       (14 in number)                                  288,861   (1)(2)(3)

                            * Director of the Company

     (1) The total of 288,861 shares held by all directors and executive officers as a group is less than one per cent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table.

     (2) Includes shares that the following have a right to acquire within 60 days following November 30, 1996, through the exercise of stock options granted under Peoples Energy's Long-Term Incentive Compensation Plan: Messrs. Balaskovits, 5,500; Doyle, 2,400;
          Hasch, 15,400; Hinchliff, 6,200; Terry, 14,500; and all executive officers of the Company, as a group, 89,900.

     (3) Includes shares of restricted stock awarded under Peoples Energy's Long-Term Incentive Compensation Plan, the restrictions on which had not lapsed at November 30, 1996, as follows: Messrs. Balaskovits, 3,455; Hasch, 7,990; Hinchliff, 5,130; Reeves, 5,130; Terry, 14,020;
          and all executive officers as a group, 43,545. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.


CHANGES IN CONTROL

     None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company provides general corporate and support services to Peoples Energy pursuant to an Intercompany Service Agreement (Agreement), the terms of which were approved by the Commission. In fiscal 1996, the Company furnished general corporate services in the amount of $4,062,382 and support services in the amount of $103,740 to Peoples Energy under the Agreement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)  1.   Financial Statements:                                       Page
                                                                      ----
          See Part II, Item 8.                                         16

     2.   Financial Statement Schedules:

          Schedule
           Number
          --------

            VIII    Valuation and Qualifying Accounts                  46

     3.   Exhibits:

          See Exhibit Index on page 48.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1996:

          None.



                                                                 SCHEDULE VIII

                                   THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                             (Thousands)



   Column A                                           Column B       Column C                  Column D          Column E
------------------------------------------------    ------------     ---------           ---------------------   ---------
                                                                     Additions                Deductions
                                                                     ---------           ---------------------
                                                                      Charged               Charges for the
                                                       Balance       to costs            purpose for which the    Balance
                                                    at beginning        and              reserves or deferred    at end of
  Description                                         of period      Expenses            credits were created     period
-------------------------------------------------   ------------     ---------           ---------------------   ---------

                                                   Fiscal Year Ended September 30, 1996
                                                   ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                $18,315        $27,345                   $20,381           $25,279

                                                   Fiscal Year Ended September 30, 1995
                                                   ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                $23,400        $22,063                   $27,148           $18,315

                                                   Fiscal Year Ended September 30, 1994
                                                   ------------------------------------

RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                $18,934        $31,162                   $26,696           $23,400



                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PEOPLES GAS LIGHT AND COKE COMPANY

Date:  December 19, 1996                     By: /s/   RICHARD E. TERRY
       -----------------                        ----------------------------
                                                       Richard E. Terry
                                                 Chairman of the Board and Chief
                                                 Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 1996.


   /s/ RICHARD E. TERRY            Chairman of the Board and Chief Executive
---------------------------         Officer and Director
       Richard E. Terry             (Principal Executive Officer)


   /s/ KENNETH S. BALASKOVITS      Vice President and Controller and Director
-----------------------------       (Principal Financial and Accounting Officer)
       Kenneth S. Balaskovits

   /s/ J. BRUCE HASCH              Director
-------------------------
       J. Bruce Hasch


   /s/ JAMES HINCHLIFF             Director
-------------------------
       James Hinchliff


   /s/ MICHAEL S. REEVES           Director
--------------------------
       Michael S. Reeves

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

(a)  The exhibits listed below are filed herewith and made a part hereof:

     Exhibit
     Number                                  Description of Document
     ------         ------------------------------------------------------------

     3(a)           Amendment to the By-Laws of the Registrant, dated August 7,
                    1996.

     3(b)           By-Laws of the Registrant, as amended, dated August 7, 1996.

     10(a) Firm Transportation Service Agreement under Rate Schedule FTS-1 between the Company and ANR Pipeline Company, dated as of September 20, 1995.

     10(b) Firm Transportation Service Agreement under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of February 21, 1996.

     10(c) Firm Transportation Service Agreement under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of February 21, 1996.

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

     3(c) Articles of Incorporation of the Registrant, as amended on April 24, 1995 (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 3(b)).

     4(a) First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by the Company by Indenture dated March 1, 1928 (May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151,
               1936); Supplemental Indenture dated as of May 20, 1936, from the Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee (Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (File No. 2-8989, Post-Effective,
               Exhibit 7-4(b)); Supplemental Indenture dated as of July 15, 1966 (Form 8-K for the month of July 1966, Exhibit 2); Supplemental Indenture dated as of August 15, 1967 (File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of April 1, 1972 (File No. 2-43367, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of July 15, 1973 (File

         THE PEOPLES GAS LIGHT AND COKE COMPANY AND SUBSIDIARY COMPANIES

     4(a) No. 2-48430, Exhibit 4-2); Supplemental Indenture dated as of June 1, 1984, Exhibit 4-1, Supplemental Indenture dated June 1, 1984, Exhibit 4-2, Supplemental Indenture dated October 1, 1984,
               Exhibit 4-3 (Form 10-K for fiscal year ended September 30, 1984); Supplemental Indentures dated March 1, 1985, Exhibits 4-1, 4-2, 4-3, 4-4, respectively (Form 10-K for fiscal year ended September 30, 1985); Supplemental Indenture dated May 1, 1990 (Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of April 1, 1993 (Form 8-K dated as of May 5, 1933, Exhibit 1); Supplemental Indenture dated as of December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 4(a)); Supplemental Indenture dated as of December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 4(b)); Supplemental Indenture dated June 1, 1995. (Form 10-K for fiscal year ended September 30, 1995.)

     10(d) Firm Transportation Service Agreement Under Rate Schedule FT between the Company and Trunkline Gas Company, dated as of December 1, 1993 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10). ETS Service Agreement between the Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995,
               Exhibit 10(a)); FSS Service Agreement between the Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(b)); Storage Rate Schedule NSS Agreement between the Company and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995,
               Exhibit 10(c)); Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(d)); Storage Rate Schedule DSS Agreement between the Company and Natural Gas Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(e)); Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(f)); Firm Transportation Service Agreement Under Rate Schedule FT between the Company and Trunkline Gas Company, dated as of April 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit10(g)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between the Company and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(h)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between the Company and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(i));

     10(e) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and the Company, as Tenant (Registrant Form 10-Q for the quarterly period ended December 31, 1993,
               Exhibit 10(a)).