Form 10-Q
period 1996-12-31
PEOPLES GAS LIGHT & COKE CO
filed 1997-02-12
CIK 77388

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
   (Mark One)

         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

                                OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 2-26983

                  THE PEOPLES GAS LIGHT AND COKE COMPANY
           (Exact name of registrant as specified in its charter)


                   Illinois                36-2642766
       (State or other jurisdiction of    (IRS Employer
       incorporation or organization)     Identification No.)

     24th Floor, 130 East Randolph Drive, Chicago, Illinois  60601-6207
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at January 31, 1997.



                     PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                  The Peoples Gas Light and Coke Company
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                                Three Months Ended    Twelve Months Ended
                                    December 31,          December 31,
                                ------------------    -------------------
                                   1996      1995       1996      1995
                                   ----      ----       ----      ----
                                            (Thousands)
OPERATING REVENUES:
  Gas sales                      $296,708  $236,321  $ 968,586  $777,514
  Transportation                   34,702    35,152    114,214   115,597
  Other                             5,069     3,154     15,627    13,780
                                 --------  --------  ---------  --------
    Total Operating Revenues      336,479   274,627  1,098,427   906,891
                                 --------  --------  ---------  --------
OPERATING EXPENSES:
  Gas costs                       161,183   108,698    498,210   372,712
  Operation                        47,397    47,007    190,339   178,779
  Maintenance                      10,786     9,291     43,901    39,314
  Depreciation and amortization    16,404    14,865     64,546    59,248
  Taxes - Income                   19,975    18,726     50,692    31,833
        - State & local revenue    35,900    30,784    115,537   102,712
        - Other                     4,511     4,581     19,734    19,462
    Total Operating Expenses      296,156   233,952    982,959   804,060
                                 --------  --------  ---------  --------
OPERATING INCOME                   40,323    40,675    115,468   102,831
                                 --------  --------  ---------  --------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                     271     2,291      2,034     9,995
  Interest on long-term debt       (7,770)   (9,557)   (31,102)  (40,012)
  Other interest expense             (696)   (1,648)    (3,212)   (6,639)
  Income taxes                        (72)      986     (5,147)   (2,092)
  Miscellaneous - net                  54    (1,242)    11,316      (661)
                                 --------  --------  ---------  --------
    Total Other Income
      and Deductions               (8,213)   (9,170)   (26,111)  (39,409)
                                 --------  --------  ---------  --------
NET INCOME APPLICABLE
  TO COMMON STOCK                $ 32,110  $ 31,505  $  89,357  $ 63,422
                                 ========  ========  =========  ========

The Notes to Consolidated Financial Statements are an integral part of these statements.





                  The Peoples Gas Light and Coke Company
                        CONSOLIDATED BALANCE SHEETS
                                               December 31,              December 31,
                                                  1996      September30,    1995
                                               (Unaudited)     1996      (Unaudited)
                                               -----------  -----------  ----------
                                                             (Thousands)
PROPERTIES AND OTHER ASSETS
---------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                             $1,771,886  $1,761,007  $1,724,036
     Less - Accumulated depreciation               583,109     571,255     546,831
       Net property, plant and equipment         1,188,777   1,189,752   1,177,205
Other  investments                                   5,797       6,607       4,936
                                                ----------  ----------  ----------
     TOTAL CAPITAL INVESTMENTS - NET             1,194,574   1,196,359   1,182,141
                                                ----------  ----------  ----------
CURRENT ASSETS:
Cash                                                 7,326       3,826       4,996
Cash equivalents                                        --      13,711       6,900
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $26,503,
       $25,279, and $17,625, respectively          121,568      63,152     114,478
   Other                                            28,706      32,045       8,390
Accrued unbilled revenues                           79,991      25,534      60,392
Materials and supplies, at average cost             13,107      14,017      13,931
Gas in storage, at last-in, first-out cost          69,836      55,876      88,289
Gas costs recoverable through rate adjustments      33,955      17,420       1,073
Prepayments                                         13,813      11,897       1,496
Other                                                  500         500         600
                                                ----------  ----------  ----------
     TOTAL CURRENT ASSETS                          368,802     237,978     300,545
                                                ----------  ----------  ----------
OTHER ASSETS:
Regulatory assets                                   69,088      76,176      60,280
Deferred charges                                    14,794      12,249      11,852
                                                ----------  ----------  ----------
     TOTAL OTHER ASSETS                             83,882      88,425      72,132
                                                ----------  ----------  ----------
       TOTAL PROPERTIES AND OTHER ASSETS        $1,647,258  $1,522,762  $1,554,818
                                                ==========  ==========  ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.








                  The Peoples Gas Light and Coke Company
                        CONSOLIDATED BALANCE SHEETS
                                               December 31,              December 31,
                                                   1996    September 30,     1995
                                               (Unaudited)     1996      (Unaudited)
                                               ----------  ------------  ----------
                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares         $  165,307  $  165,307  $  165,307
   Retained earnings                              417,832     398,875     381,353
       Total Common Stockholder's Equity          583,139     564,182     546,660
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    462,400     462,400     462,400
                                               ----------  ----------  ----------
       TOTAL CAPITALIZATION                     1,045,539   1,026,582   1,009,060
                                               ----------  ----------  ----------
CURRENT LIABILITIES:
Interim loans                                      17,290         700         900
Accounts payable                                  171,798     121,653     143,394
Dividends payable on common stock                  13,153      13,153      13,153
Customer gas service and credit deposits           35,552      37,121      37,882
Accrued taxes                                      66,497      31,242      57,410
Gas sales revenue refundable through
   rate adjustments                                12,384      10,734      46,267
Accrued interest                                    6,269       8,758       6,271
                                               ----------  ----------  ----------
       TOTAL CURRENT LIABILITIES                  322,943     223,361     305,277
                                               ----------  ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                       215,462     211,623     192,965
Investment tax credits being amortized
   over the average lives of related property      31,328      31,696      32,774
Other                                              31,986      29,500      14,742
                                               ----------  ----------  ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                       278,776     272,819     240,481
                                               ----------  ----------  ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,647,258  $1,522,762  $1,554,818
                                               ==========  ==========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.








                  The Peoples Gas Light and Coke Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                           Three Months Ended
                                                               December 31,
                                                           ------------------
                                                            1996       1995
                                                            ----       ----
                                                              (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                $32,110  $ 31,505
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                            16,404    14,865
    Deferred income taxes and investment tax credits - net    1,410      (152)
    Change in deferred credits and other liabilities          4,547       906
    Change in other assets                                    3,140   (29,891)
    Other                                                        --        17
    Change in current assets and liabilities:
     Receivables - net                                      (55,077)  (68,061)
     Accrued unbilled revenues                              (54,457)  (41,941)
     Gas in storage                                         (13,960)   (6,138)
     Gas costs recoverable                                  (16,535)    1,059
     Accounts payable                                        50,145    55,701
     Customer gas service and credit deposits                (1,569)    2,869
     Accrued taxes                                           35,255    30,448
     Gas sales revenue refundable                             1,650   (22,291)
     Accrued interest                                        (2,489)   (4,754)
     Prepayments                                             (1,916)      431
     Other                                                      911       (88)
                                                            -------  --------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (431)  (35,515)
                                                            -------  --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (13,874)  (16,709)
  Other assets                                                  508    12,490
  Other capital investments                                     149        74
                                                            -------  --------
  NET CASH USED IN INVESTING ACTIVITIES                     (13,217)   (4,145)
                                                            -------  --------
FINANCING ACTIVITIES:
  Retirement of long-term debt                                   --   (86,750)
  Interim loans - net                                        16,590        --
  Trust fund - bond redemption                                   --       237
  Dividends paid on common stock                            (13,153)  (14,146)
                                                            -------   -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         3,437  (100,659)
                                                            -------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (10,211) (140,319)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             17,537   152,215
                                                            -------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 7,326  $ 11,896
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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

2A     Use of Estimates

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

2B    Revenue Recognition

  Gas sales revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2C    Regulated Operations

  The Company's utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in revenues.

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

2E Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the three months
         ended December 31,         1996           1995
         -----------------------------------------------
                                         (Thousands)
         Income taxes paid        $  2,928       $  2,026
         Interest paid              10,742         14,637

2F Recovery of Gas Costs, Including Charges for Transition Costs

   Under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

   The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1995 and 1996 are currently pending before the Commission.

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

FERC Order 636 Cost Recovery. In 1994, the Commission issued orders providing for the full recovery of pipeline charges for FERC Order 636 transition costs from the Company's gas service customers. The Commission directed that gas supply realignment
(GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. A group of industrial transportation customers has filed a petition with the Illinois Supreme Court appealing the Commission's orders. If the Illinois Supreme Court accepts the appeal, any changes made by it to the Commission's orders would have a prospective effect only. (See Notes 2F and 3B.)

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the Company for GSR transition costs (the largest category of such costs for the Company) are subject to a cap of approximately $103 million. The Company is currently recovering transition costs through the Gas Charge. At December 31, 1996, the Company has made payments of $76.8 million, and has accrued an additional $26.2 million, toward the cap.

   The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See
Notes 2F and 3A.)

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $11.1 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its three Manufactured Gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at December 31, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At December 31, 1996, it had recovered $4.0 million of such costs through rates.

5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $6.7 million for the 12 months ended December 31, 1996.

6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 of approximately $25 million, or $19.4 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994.

   As a result of the Commission's accounting authorization, the Company amortized to operation expense approximately $8.8 million, or $6.7 million after income taxes, for the 12 months ended
December 31, 1995. The effect was to offset increases in costs that the Company would incur during the period.

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

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1996, have been remarketed. The interest rate on such bonds is 3.70 per cent for the period December 1, 1996, through November 30, 1997.

   The Company classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, the Company established a $37.4 million three year line of credit with The Northern Trust Company, which has since been extended to January 31, 1999.

7B Bonds Redeemed

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

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $605,000, to $32.1 million, for the current three-month period, due mainly to a rate increase that went into effect on November 14, 1995 for the Company (see Note 3A of the Notes to Consolidated Financial Statements). In addition, net income benefited from increased other operating revenues, lower pension expenses, and reduced interest expense. These increases were partially offset by higher provisions for depreciation and amortization expense and for uncollectible accounts as well as lower interest income and a decline in natural gas deliveries arising principally from energy conservation measures.

   Net income applicable to common stock increased $25.9 million, to $89.4 million, for the current 12-month period, due primarily to the full calendar year's effect of the aforementioned rate increase and to weather that was 8 per cent colder than in the year-ago period. In addition, net income benefited from a one-time gain associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to Consolidated Financial Statements), lower pension expenses, and reduced interest expense. These increases were partly offset by higher operation and depreciation and amortization expenses, the prior period's recognition of a federal income tax settlement (see Note 6 of the Notes to Consolidated Financial Statements), and lower interest income.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                        Three Months Ended    12 Months Ended
                                         December 31, 1996    December 31, 1996
                                        Increase/(Decrease)  Increase/(Decrease)
                                         from Prior Period    from Prior Period
                                        ------------------   -------------------
(Thousands of dollars)                    Amount  Per Cent      Amount  Per Cent
--------------------------------------------------------------------------------
Net operating revenues (a)                $4,251      3.1       $53,213   12.3
Operation and maintenance expenses         1,855      3.3        16,147    7.4
Depreciation and amortization expense      1,539     10.4         5,298    8.9
Income taxes                               1,249      6.7        18,859   59.2
Other income and deductions                 (957)   (10.4)      (13,298) (33.7)
Net income applicable to common stock        605      1.9        25,935   40.9
--------------------------------------------------------------------------------

(a) Operating revenues, net of gas costs and revenue taxes.

Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2F of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and City.

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

   Net operating revenues increased $4.3 million, to $139.7 million, for the current three-month period, due mainly to the effect of the aforementioned rate increase which improved net operating revenues by $4 million ( $2.4 million after income taxes). Also, net operating revenues increased $1.3 million for environmental costs recovered through rates and the sale of interests in certain oil and gas rights ($760,000). These increases were partly offset by a reduction in natural gas deliveries reflecting customer conservation measures.

   Net operating revenues increased $53.2 million, to $484.7 million, for the current 12-month period, due primarily to the impact of the rate increase that amounted to $26.8 million ($16.2 million after income taxes). Also, weather that was 8 per cent colder than the comparable prior period improved net operating revenues by about $11.4 million ($6.9 million after income taxes).

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $1.9 million, to $58.2 million, for the current three-month period, due mainly to increases of $1.5 million for the provision for uncollectible accounts, which resulted largely from greater sales revenues, and $1.3 million for environmental costs recovered through rates.
These increases were partially offset by decreased pension expenses of $1.3 million, primarily resulting from changes in actuarial assumptions.

   Operation and maintenance expenses increased $16.1 million, to $234.2 million, for the current 12-month period, due principally to the reduction of expense of $8.8 million resulting from the prior period's recognition of an IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) Also, the provision for uncollectible accounts increased $6.4 million, due mostly to higher sales revenues attributable to colder weather and increased rates. In addition, increases between periods resulted from maintenance of mains ($4.7 million), environmental costs recovered through rates ($3.1 million), reengineering costs ($1.7 million), and outside services ($2.3 million). These increases were offset, in part, by decreased pension expenses of $12.5 million, reflecting a net gain from the settlement of portions of pension plan obligations and changes in actuarial assumptions.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $1.5 million, to $16.4 million, and $5.3 million, to $64.5 million, for the current three- and 12-month periods, respectively, due primarily to the amortization of costs associated with the closing of the synthetic natural gas-making (SNG) Plant and depreciable property additions.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, increased $1.2 million, to $20 million, and $18.9 million, to $50.7 million, for the current three- and 12-month periods, respectively, due principally to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $957,000 for the current three-month period, due primarily to less interest on long-term debt in connection with the early redemption of first mortgage bonds (see note 7B of the Notes to Consolidated Financial Statements) and to decreased interest on amounts refundable to customers. These decreases were partially offset by lower interest income reflecting lower cash balances available for investment.

   Other income and deductions decreased $13.3 million for the current 12-month period, due principally to less interest on long-term debt reflecting the aforementioned bond redemption and decreased interest on amounts refundable to customers. Additionally, the current period includes the gain of $6.7 million, after income taxes, associated with the expiration of certain natural gas storage contracts, (See Note 5 of the Notes to Consolidated Financial Statements). These decreases were partially offset by lower interest income due to lower cash balances.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

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

FERC Order 636 Costs. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

   In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

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

Operating Statistics. The following table represents gas distribution margin components:

                                Three Months Ended     Twelve Months Ended
                                    December 31,          December 31,
                                ------------------     -------------------
                                   1996      1995         1996       1995
                                   ----      ----         ----       ----
Operating Revenues (thousands):
  Gas Sales
    Residential                 $251,784   $200,535   $  808,847   $654,273
    Commercial                    37,988     29,446      131,367    101,815
    Industrial                     6,936      6,340       28,372     21,426
                                --------   --------   ----------   --------
                                 296,708    236,321      968,586    777,514

  Transportation
    Residential                   10,781     11,945       34,117     38,455
    Commercial                    13,647     14,479       44,112     46,234
    Industrial                     7,820      8,728       29,468     30,908
    Contract Pooling               2,054         --        6,117         --
    Other                            400         --          400         --
                                 -------   --------   ----------   --------
                                  34,702     35,152      114,214    115,597
                                 -------   --------   ----------   --------
  Other Revenues                   5,069      3,154       15,627     13,780
                                 -------   --------   ----------   --------
Total Operating Revenues         336,479    274,627    1,098,427    906,891
Less  _ Gas Costs                161,183    108,698      498,210    372,712
      _ Revenues Taxes            35,900     30,784      115,537    102,712
                                --------   --------   ----------   --------
Net Operating Revenues          $139,396   $135,145   $  484,680   $431,467
                                ========   ========   ==========   ========
Deliveries (MDth):
  Gas Sales
    Residential                   39,644     40,760      130,223    120,801
    Commercial                     6,610      6,390       23,912     20,583
    Industrial                     1,307      1,559        5,621      4,868
                                --------   --------   ----------   --------
                                  47,561     48,709      159,756    146,252
                                --------   --------   ----------   --------
  Transportation (a)
    Residential                    8,245      8,653       24,698     25,950
    Commercial                    11,448     11,843       36,921     38,356
    Industrial                     9,716     10,392       36,418     35,548
    Other                             10         --           10         --
                                --------   --------   ----------   --------
                                  29,419     30,888       98,047     99,854
                                --------   --------   ----------   --------
Total Gas Sales
  and Transportation              76,980     79,597      257,803    246,106
                                ========   ========   ==========   ========
Margin per Dth delivered        $   1.81   $   1.70   $     1.88   $   1.75

(a)Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Rate Order. On November 8, 1995, the Commission issued orders approving changes in rates of the Company. (See Note 3A of the Notes to Consolidated Financial Statements.)

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

Credit Lines.  The Company has lines of credit of approximately
$129.4 million of which North Shore Gas may borrow up to $30 million. At December 31, 1996, the Company had unused credit available from banks of $100.4 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended December 31, 1996, and for fiscal
1996 and 1995 were 5.23, 4.84, and 2.76, respectively.



                   PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

   See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number              Description of Document
          -------             ------------------------

            27                Financial Data Schedule

      b. Reports on Form 8-K filed during the quarter ended
         December 31, 1996

          None

















                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 The Peoples Gas Light and Coke Company
                                 --------------------------------------
                                             (Registrant)




        February 12, 1997              By: /s/ K. S. BALASKOVITS
        -----------------              -----------------------------
              (Date)                        K. S.Balaskovits
                                       Vice President and Controller





                                            (Same as above)
                                        ------------------------------
                                         Principal Accounting Officer