Form 10-Q
period 1997-03-31
PEOPLES GAS LIGHT & COKE CO
filed 1997-05-14
CIK 77388

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)


     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at April 30, 1997.


                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    The Peoples Gas Light and Coke Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                       Three                Six                 Twelve
                                    Months Ended        Months Ended         Months Ended
                                      March 31,           March 31,            March 31,
                                 ------------------  ------------------  --------------------
                                   1997      1996      1997      1996       1997       1996
                                 --------  --------  --------  --------  ----------  --------
                                                    (Thousands of Dollars)
OPERATING REVENUES:
  Gas sales                      $436,984  $387,178  $733,692  $623,499  $1,018,392  $841,019
  Transportation                   48,953    38,554    83,654    73,707     124,612   113,423
  Other                             3,411     3,383     8,481     6,537      15,655    13,417
                                 --------  --------  --------  --------  ----------  --------
    Total Operating Revenues      489,348   429,115   825,827   703,743   1,158,659   967,859
                                 --------  --------  --------  --------  ----------  --------
OPERATING EXPENSES:
  Gas costs                       271,885   204,801   433,069   313,500     565,294   398,445
  Operation                        42,706    54,855    90,103   101,862     178,190   189,353
  Maintenance                       9,204    10,330    19,990    19,621      42,775    39,968
  Depreciation and amortization    16,499    15,954    32,903    30,819      65,090    60,176
  Taxes - Income                   30,934    31,929    50,908    50,654      49,697    40,957
        - State & local revenue    51,699    47,076    87,599    77,860     120,161   107,652
        - Other                     4,779     5,252     9,290     9,833      19,261    19,575
                                 --------  --------  --------  --------  ----------  --------
    Total Operating Expenses      427,706   370,197   723,862   604,149   1,040,468   856,126
                                 --------  --------  --------  --------  ----------  --------
OPERATING INCOME                   61,642    58,918   101,965    99,594     118,191   111,733
                                 --------  --------  --------  --------  ----------  --------
OTHER INCOME
  AND (DEDUCTIONS):
  Interest income                   1,759       238     2,004     2,529       3,504     8,628
  Allowance for funds used
    during construction                35        --        62        --          85        --
  Interest on long-term debt       (7,778)   (7,777)  (15,548)  (17,334)    (31,103)  (37,608)
  Other interest expense             (651)   (1,332)   (1,348)   (2,980)     (2,531)   (6,338)
  Income taxes                       (725)   (2,053)     (797)   (1,068)     (3,817)   (3,473)
  Miscellaneous - net                  46     4,918       100     3,676       6,444     3,923
                                 --------  --------  --------  --------  ----------  --------
    Total Other Income
       and Deductions              (7,314)   (6,006)  (15,527)  (15,177)    (27,418)  (34,868)
                                 --------  --------  --------  --------  ----------  --------
NET INCOME APPLICABLE
  TO COMMON STOCK                $ 54,328  $ 52,912  $ 86,438  $ 84,417  $   90,773  $ 76,865
                                 ========  ========  ========  ========  ==========  ========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                 The Peoples Gas Light and Coke Company

                        CONSOLIDATED BALANCE SHEETS


                                                 March 31,                  March 31,
                                                   1997     September 30,     1996
                                                (Unaudited)      1996      (Unaudited)
                                                 ----------   ----------   ----------
                                                       (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                              $1,780,800   $1,761,007   $1,732,525
     Less - Accumulated depreciation                594,404      571,255      554,593
                                                 ----------   ----------   ----------
       Net property, plant and equipment          1,186,396    1,189,752    1,177,932
Other  investments                                    5,918        6,607        4,632
                                                 ----------   ----------   ----------
     TOTAL CAPITAL INVESTMENTS - NET              1,192,314    1,196,359    1,182,564
                                                 ----------   ----------   ----------
CURRENT ASSETS:

Cash                                                 13,195        3,826        5,358
Cash equivalents                                     17,290       13,711       50,937
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $32,347,
       $25,279, and $22,431, respectively           208,889       63,152      168,283
   Other                                             30,379       32,045       46,803
Accrued unbilled revenues                            54,117       25,534       58,666
Materials and supplies, at average cost              12,524       14,017       15,171
Gas in storage, at last-in, first-out cost           27,341       55,876       33,578
Gas costs recoverable through rate adjustments           --       17,420       48,832
Prepayments                                          25,859       11,897        2,747
Other                                                15,500          500          500
                                                 ----------   ----------   ----------
     TOTAL CURRENT ASSETS                           405,094      237,978      430,875
                                                 ----------   ----------   ----------
OTHER ASSETS:

Regulatory assets                                    60,717       76,176       51,674
Deferred charges                                     16,460       12,249       11,432
                                                 ----------   ----------   ----------
     TOTAL OTHER ASSETS                              77,177       88,425       63,106
                                                 ----------   ----------   ----------
       TOTAL PROPERTIES AND OTHER ASSETS         $1,674,585   $1,522,762   $1,676,545
                                                 ==========   ==========   ==========




The Notes to Consolidated Financial Statements are an integral part of these statements.





                  The Peoples Gas Light and Coke Company

                        CONSOLIDATED BALANCE SHEETS

                                                 March 31,                 March 31,
                                                   1997      September 30,   1996
                                                (Unaudited)      1996     (Unaudited)
                                                 ----------   ----------   ----------
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares           $  165,307   $  165,307   $  165,307
   Retained earnings                                458,262      398,875      421,360
                                                 ----------   ----------   ----------
       Total Common Stockholder's Equity            623,569      564,182      586,667
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year      462,400      462,400      462,400
                                                 ----------   ----------   ----------
       TOTAL CAPITALIZATION                       1,085,969    1,026,582    1,049,067
                                                 ----------   ----------   ----------
CURRENT LIABILITIES:

Interim loans                                           700          700          700
Accounts payable                                    124,062      121,653      175,269
Dividends payable on common stock                    13,898       13,153       12,905
Customer gas service and credit deposits             15,699       37,121       16,750
Accrued taxes                                        89,713       31,242       87,510
Gas sales revenue refundable through
   rate adjustments                                   8,726       10,734       20,770
Accrued interest                                      8,573        8,758        8,579
Temporary LIFO liquidation credit                    45,422           --       55,104
                                                 ----------   ----------   ----------
       TOTAL CURRENT LIABILITIES                    306,793      223,361      377,587
                                                 ----------   ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                         219,254      211,623      192,991
Investment tax credits being amortized
   over the average lives of related property        30,980       31,696       32,423
Other                                                31,589       29,500       24,477
                                                 ----------   ----------   ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                         281,823      272,819      249,891
                                                 ----------   ----------   ----------
       TOTAL CAPITALIZATION AND LIABILITIES      $1,674,585   $1,522,762   $1,676,545



The Notes to Consolidated Financial Statements are an integral part of these statements.




              The Peoples Gas Light and Coke Company

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                              Six Months Ended
                                                                   March 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
                                                            (Thousands of Dollars)
OPERATING ACTIVITIES:
  Net Income                                                 $ 86,438   $ 84,417
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                              32,903     30,819
    Deferred income taxes and investment tax credits - net      4,513       (350)
    Change in other deferred credits and other liabilities      4,492     10,515
    Change in other assets                                      8,442    (22,268)
    Other                                                          --         28
    Change in current assets and liabilities:
     Receivables - net                                       (144,071)  (160,279)
     Accrued unbilled revenues                                (28,584)   (40,215)
     Material & Supplies                                        1,493     (1,329)
     Gas in storage                                            28,536     48,573
     Gas costs recoverable                                     17,420    (46,700)
     Accounts payable                                           2,409     87,577
     Customer gas service and credit deposits                 (21,422)   (18,263)
     Accrued taxes                                             58,471     60,548
     Gas sales revenue refundable                              (2,008)   (47,789)
     Accrued interest                                            (186)    (2,446)
     Temporary LIFO liquidation credit                         45,422     55,104
     Prepayments                                              (13,962)      (820)
                                                             --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                    80,306     37,122
                                                             --------   --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                         (26,260)   (31,762)
  Other assets                                                    179     12,265
  Other capital investments                                        29        367
  Other temporary cash investments                            (15,000)       100
                                                             --------    -------
  NET CASH USED IN INVESTING ACTIVITIES                       (41,052)   (19,030)
                                                             --------    -------
FINANCING ACTIVITIES:
  Retirement of long-term debt                                     --    (86,750)
  Interim loans - net                                              --       (200)
  Trust fund - bond redemption                                     --        237
  Dividends paid on common stock                              (26,306)   (27,299)
                                                             --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                       (26,306)  (114,012)
                                                             --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           12,948    (95,920)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               17,537    152,215
                                                             --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 30,485   $ 56,295
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

     Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the six months
         ended March 31,            1997           1996
         ------------------------------------------------
                                        (Thousands)
         Income taxes paid         $23,488        $22,018
         Interest paid              16,608         20,577


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

3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of the Company that were designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflected an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers has appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

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

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the Company for GSR transition costs (the largest category of such costs for the Company) are subject to a cap of approximately $103 million. The Company is currently recovering transition costs through the Gas Charge. At March 31, 1997, the Company has made payments of $83.2 million, and has accrued an additional $19.8 million, toward the cap.

   The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See
Notes 2F and 3A.)

4.  ENVIRONMENTAL MATTERS

   The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The Company, under the supervision of the Illinois Environmental Protection Agency (IEPA), is conducting investigations of an additional 27 Manufactured Gas sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.4 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contributions from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three of its Manufactured Gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at March 31, 1997 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At March 31, 1997, it had recovered $4.9 million of such costs through rates.

5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $3.7 million for the 12-months ended March 31, 1997.

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

   As a result of the Commission's accounting authorization, the Company amortized to operation expense approximately $3.2 million, or $2.4 million after income taxes, for the 12-months ended
March 31, 1996. The effect was to offset increases in costs that the Company incurred during the period.

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

8.  PENSION EXPENSE

   Pension expense for the Company decreased $9.7 million, $10.9 million, and $20.6 million for the three-, six-, and 12-month periods, respectively. The decrease in pension expense was caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and changes in actuarial assumptions.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income increased $1.4 million, to $54.3 million, for the three-months ended March 31, 1997, from the results of last year's like quarter, due mainly to decreased pension expense caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and by changes in actuarial assumptions. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, net income benefited from a tax accrual adjustment, reduced other operation and maintenance expenses, and higher interest income. These were partially offset by reduced gas deliveries, attributable to warmer weather and conservation and last year's gain associated with the expiration of gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.)

   Net income increased $2.0 million, to $86.4 million, for the current six-months ended March 31, 1997, as compared to the same period in the prior year, due mainly to the aforementioned decreased pension expense and tax accrual adjustment. In addition, the Company benefited from a full six-month effect of the Company's rate increase that went into effect on November 14, 1995 (see Note 3A of the Notes to Consolidated Financial Statements), increased miscellaneous operating revenues and a reduction in interest expense. However, these positive effects were partially offset by the same factors that impacted the current second quarter, as well as by lower interest income due to lower cash balances.

   Net income increased $13.9 million, to $90.8 million, for the current 12-month period, from the results of the similar prior period, due primarily to the aforementioned decreased pension expense, the full 12-month effect of the Company's rate increase that went into effect on November 14, 1995 (see Note 3A of the Notes to Consolidated Financial Statements), a reduction in interest expense, and a gain associated with the expiration of
certain gas storage contracts.    These beneficial effects were
partially offset by reduced gas deliveries and a reduction in interest income due to lower cash balances.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                            Three Months Ended   Six Months Ended   12-Months Ended
                              March 31, 1997      March 31,1997        March 31, 1997
                           Increase/(Decrease)  Increase/(Decrease) Increase/(Decrease)
                            from Prior Period    from Prior Period     from Prior Period
                          -------------------  -------------------  --------------------
(Thousands of dollars)        Amount     %         Amount     %          Amount    %
-----------------------------------------------------------------------------------------
Net operating  revenues (a)  $(11,474)  (6.5)      $(7,224)  (2.3)     $11,442    2.5
Operation and
    maintenance expenses      (13,275) (20.4)      (11,390)  (9.4)      (8,356)  (3.6)
Depreciation and
    amortization expense          545    3.4         2,084    6.8        4,914    8.2
Income taxes                     (995)  (3.1)          254     .5        8,740   21.3
Other income and deductions     1,308   21.8           350    2.3       (7,450) (21.4)
Net Income Applicable
    to Common Stock             1,416    2.7         2,021    2.4       13,908   18.1

------------------------------------------------------------------------------------------

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

   Net operating revenues decreased $11.5 million, to $165.8 million, and $7.2 million, to $305.2 million, for the current three- and six-month periods, respectively, reflecting lower gas deliveries due to warmer weather and conservation. The current six-month period also benefited from a full six month's effect of the Company's rate increase.

   Net operating revenues increased $11.4 million, to $473.2 million, for the current 12-month period, due to the full effect of the Company's rate increase. However, this was partially offset by decreased gas deliveries, due to conservation and warmer weather.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $13.3 million, to $51.9 million, and $11.4 million, to $110.1 million, for the current three- and six-month periods, due mainly to a $9.7 million, and a $10.9 million decrease in pension expense caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and by changes in actuarial assumptions in the three- and six-month periods, respectively. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, labor costs decreased $1.2 million and $830,000 in the three- and six-month periods, respectively. The positive developments in the current six-month period were partially offset by an increase of $2.0 million in the provision for uncollectible accounts due to increased gas sales revenues.

   Operation and maintenance expenses decreased $8.4 million, to $221 million, in the current 12-month period due primarily to a $20.6 million decrease in pension expense caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and by changes in actuarial assumptions. (See Note 8 of the Notes to Consolidated Financial Statements.) This decrease in costs was partially offset by an increase in the provision for uncollectible accounts of $4.6 million, due to increased gas sales revenues, the prior period's recognition of an IRS settlement (see Note 7 of the Notes to Consolidated Financial Statements), which accounted for a $3.2 million reduction of expense in that period, and to an increase in other non-labor operation and maintenance expenses.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $545,000, to $16.5 million, for the current three-month period, due primarily to net property additions.

   Depreciation and amortization expense increased $2.1 million, to $32.9 million, and $4.9 million to $65.1 million, for the current six- and 12-month periods, due primarily to depreciable property additions and the amortization of costs associated with the closing of the SNG Plant. (See Note 7 of the Notes to Consolidated Financial Statements.)

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, decreased $1 million, to $30.9 million for the three-month period due to an adjustment to reduce taxes accrued. This decrease was partially offset by increased income taxes due to higher pre-tax income.

   Income taxes, exclusive of income taxes included in other income and deductions, increased $254,000 to $50.9 million, and $8.7 million, to $49.7 million, for the current six- and 12-month periods, due primarily to increased pre-tax income. These increases were partially offset by an adjustment to reduce taxes accrued.

Other Income and Deductions

   Other income and deductions increased $1.3 million for the current three-month period, due chiefly to the prior year's gain of $3.0 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 5 of the Notes to the Consolidated Financial Statements.) This was partially offset by higher interest income and lower interest expense.

   Other income and deductions increased $350,000 for the current six-month period, due primarily to the prior year's gain of $3.0 million, after income taxes, associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to the Consolidated Financial Statements) and to lower interest income due to lower cash balances. These negatives were partially offset by lower interest expense.

   Other income and deductions decreased $7.5 million for the current 12-month period, due primarily to lower interest expense, due to reductions in long-term debt and amounts refundable to customers. In addition, the current period reflected a gain associated with the expiration of certain natural gas storage contracts. These positive impacts were partially offset by lower interest income due to lower cash balances. (See Note 5 of the Notes to the Consolidated Financial Statements.)

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

Operating Statistics. The following table represents gas distribution margin components:

                              Three Months Ended   Six Months Ended   Twelve Months Ended
                                   March 31,          March 31,             March 31,
                              ------------------  -----------------  --------------------
                               1997      1996      1997      1996        1997      1996
                               ----      ----      ----      ----        -----     ----
Operating Revenues (thousands):
  Gas sales
    Residential              $365,198  $316,972  $616,982  $517,507  $  857,072   $703,502
    Commercial                 59,203    57,115    97,191    86,561     133,456    112,812
    Industrial                 12,583    13,091    19,519    19,431      27,864     24,705
                             --------  --------  --------  --------  ----------   --------
                              436,984   387,178   733,692   623,499   1,018,392    841,019

  Transportation
    Residential                12,801    11,895    23,582    23,840      35,024     36,172
    Commercial                 16,309    16,502    29,956    30,981      43,918     45,642
    Industrial                  8,127    10,157    15,946    18,886      27,436     31,609
    Contract Pooling           11,710        --    13,764        --      17,828         --
    Other                           6        --       406        --         406         --
                             --------  --------  --------  --------  ----------   --------
                               48,953    38,554    83,654    73,707     124,612    113,423
                             --------  --------  --------  --------  ----------   --------
  Other Revenues                3,411     3,383     8,481     6,537      15,655     13,417
                             --------  --------  --------  --------  ----------   --------
Total Operating Revenues      489,348   429,115   825,827   703,743   1,158,659    967,859
Less  - Gas Costs             271,885   204,801   433,069   313,500     565,294    398,445
      - Revenues Taxes         51,699    47,076    87,599    77,860     120,161    107,652
                             --------  --------  --------  --------  ----------   --------
Net Operating Revenues       $165,764  $177,238  $305,159  $312,383  $   473,204  $461,762
                             ========  ========  ========  ========  ===========  ========
Deliveries (MDth):
  Gas Sales
    Residential                54,786   60,923     94,430   101,683      124,086   129,973
    Commercial                  9,345   11,796     15,871    18,186       21,377    23,217
    Industrial                  2,152    2,810      3,452     4,369        4,957     5,584
                             --------  -------  ---------  --------  -----------  --------
                               66,283   75,529    113,753   124,238      150,420   158,774
                             --------  -------  ---------  --------  -----------  --------
  Transportation (a)
    Residential                10,410    9,521     8,246     18,174       15,179    24,964
    Commercial                 14,448   14,536    25,980     26,379       36,917    37,738
    Industrial                  9,674   11,932    19,396     22,324       34,166    37,218
    Other                         224       --       234         --          234        --
                             --------  -------  --------  ---------  -----------  ---------
                               34,756   35,989    53,856     66,877       86,496    99,920
                             --------  -------  --------  ---------  -----------  --------
Total Gas Sales
  and Transportation          101,039  111,518   167,609    191,115      236,916   258,694
                             ========  =======  ========  =========  ===========  ========
Margin per Dth
  delivered                     $1.64    $1.59     $1.82      $1.63        $2.00     $1.78

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

Credit Lines. The Company has lines of credit of $129.4 million of which North Shore Gas Company may borrow up to $30 million. At
March 31, 1997, the Company had unused credit available of $128.6 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended March 31, 1997, and for fiscal 1996 and 1995 were 5.29, 4.84, and 2.76, respectively.



                   PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings
         ------------------
   See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 4. Submission of Matters to a Vote of Security Holders

        a.  On March 27, 1997, the following persons were elected
            Directors of the Company and comprise the entire
            Board of Directors of the Company: Kenneth S. Balaskovits,
            J. Bruce Hasch, James Hinchliff, Thomas M. Patrick,
            Michael S. Reeves, and Richard E. Terry.

        b. The following matter was voted upon at the annual meeting of shareholders. There were no broker non-votes with respect to the matters voted upon.


              1. The election of nominees for directors who will
                 serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Thomas M. Patrick, Michael S. Reeves, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:

                                                       FOR          WITHHELD
          Kenneth S. Balaskovits . . . . . .    .  . 24,817,566        0
          J. Bruce Hasch . . . . . . . . . . . . . . 24,817,566        0
          James Hinchliff  . . . . . . . . . . . . . 24,817,566        0
          Thomas M. Patrick . . . . . . . .     . . .24,817,566        0
          Michael S. Reeves  . . . . . . . . . . .   24,817,566        0
          Richard E. Terry  . . . . . . . . . . . .  24,817,566        0

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
      a. Exhibits

          Exhibit
          Number              Description of Document
          ------            --------------------------

            3(a)       Amendment to the By-Laws of the Registrant
                        dated March 26, 1997.

            3(b)       By-Laws of the Registrant, as amended,
                        dated March 26, 1997.

            27         Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended March 31, 1997

        None













                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      The Peoples Gas Light and Coke Company
                                    ------------------------------------------
                                                 (Registrant)




        May 13, 1997                By:    /s/    K. S. BALASKOVITS
       -------------               -----------------------------------
          (Date)                           K. S. Balaskovits
                                       Vice President and Controller





                                               (Same as above)
                                      ----------------------------------
                                           Principal Accounting Officer