Form 10-Q
period 1997-06-30
PEOPLES GAS LIGHT & COKE CO
filed 1997-08-12
CIK 77388

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)


  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at July 31, 1997.



                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    The Peoples Gas Light and Coke Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                        Three                 Nine                 Twelve
                                     Months Ended         Months Ended          Months Ended
                                       June 30,              June 30,              June 30,
                                  ------------------  --------------------  ----------------------
                                    1997      1996       1997       1996       1997        1996
                                  --------  --------  ----------  --------  ----------  ----------
                                                     (Thousands of Dollars)

OPERATING REVENUES:
  Gas sales                       $150,871  $187,395  $  884,563  $810,894  $  981,868  $  891,506
  Transportation                    22,254    25,313     105,908    99,019     121,554     115,713
  Other                              4,183     3,730      12,663    10,267      16,108      13,352
                                  --------  --------  ----------  --------  ----------  ----------
    Total Operating Revenues       177,308   216,438   1,003,134   920,180   1,119,530   1,020,571
                                  --------  --------  ----------  --------  ----------  -----------
OPERATING EXPENSES:
  Gas costs                         62,419    93,886     495,488   407,386     533,827     434,072
  Operation                         38,904    47,275     129,006   149,136     169,820     193,154
  Maintenance                       12,093    10,568      32,083    30,189      44,301      40,384
  Depreciation and amortization     16,659    16,134      49,563    46,953      65,615      62,002
  Taxes - Income                     5,806     4,910      56,713    55,564      50,594      46,190
        - State & local revenue     18,596    21,508     106,195    99,368     117,248     110,144
        - Other                      4,685     4,960      13,975    14,793      18,985      19,572
                                  --------  --------  ----------  --------  ----------  ----------
    Total Operating Expenses       159,162   199,241     883,023   803,389   1,000,390     905,518
                                  --------  --------  ----------  --------  ----------  ----------
OPERATING INCOME                    18,146    17,197     120,111   116,791     119,140     115,053
                                  --------  --------  ----------  --------  ----------  ----------
OTHER INCOME
  AND (DEDUCTIONS):
  Interest income                      974       795       2,978     3,325       3,683       6,201
  Allowance for funds used
    during construction                 82        10         144        10         157          10
  Interest on long-term debt        (7,773)   (7,777)    (23,321)  (25,111)    (31,099)    (35,191)
  Other interest expense              (333)     (669)     (1,681)   (3,649)     (2,195)     (5,146)
  Income taxes                        (389)   (1,907)     (1,186)   (2,975)     (2,300)     (4,108)
  Miscellaneous - net                 (313)    4,256        (213)    7,931       1,876       8,133
                                  --------  --------  ----------  --------  ----------  ----------
   Total Other Income
      and Deductions                (7,752)   (5,292)    (23,279)  (20,469)    (29,878)    (30,101)
                                  --------  --------  ----------  --------  ----------  ----------
NET INCOME APPLICABLE
  TO COMMON STOCK                 $ 10,394  $ 11,905  $   96,832  $ 96,322  $   89,262  $   84,952
                                  ========  ========  ==========  ========  ==========  ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                  The Peoples Gas Light and Coke Company

                        CONSOLIDATED BALANCE SHEETS


                                                  June 30,                   June 30,
                                                    1997     September 30,     1996
                                                 (Unaudited)      1996      (Unaudited)
                                                  ----------   ----------   ----------
                                                        (Thousands of Dollars)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                               $1,795,178   $1,761,007   $1,743,502
     Less - Accumulated depreciation                 605,626      571,255      564,485
                                                  ----------   ----------   ----------
       Net property, plant and equipment           1,189,552    1,189,752    1,179,017
Other  investments                                     5,499        6,607        4,181
                                                  ----------   ----------   -----------
     TOTAL CAPITAL INVESTMENTS - NET               1,195,051    1,196,359    1,183,198
                                                  ----------   ----------   ----------
CURRENT ASSETS:
Cash                                                   4,510        3,826        3,483
Cash equivalents                                      65,783       13,711       49,147
Temporary cash investments                            15,500          500          500
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $31,406,
       $25,279, and $25,564, respectively            117,881       63,152      107,943
   Other                                              32,552       32,045       36,291
Accrued unbilled revenues                             18,402       25,534       18,374
Materials and supplies, at average cost               13,313       14,017       14,724
Gas in storage, at last-in, first-out cost            42,269       55,876       40,894
Gas costs recoverable through rate adjustments            --       17,420       22,460
Prepayments                                           34,125       11,897        4,591
                                                  ----------   ----------   ----------
     TOTAL CURRENT ASSETS                            344,335      237,978      298,407
                                                  ----------   ----------   ----------
OTHER ASSETS:

Regulatory assets                                     53,176       76,176       61,969
Deferred charges                                      15,508       12,249       11,338
                                                  ----------   ----------   ----------
     TOTAL OTHER ASSETS                               68,684       88,425       73,307
                                                  ----------   ----------   ----------
     TOTAL PROPERTIES AND OTHER ASSETS            $1,608,070   $1,522,762   $1,554,912
                                                  ==========   ==========   ==========




The Notes to Consolidated Financial Statements are an integral part of these statements.



                  The Peoples Gas Light and Coke Company

                        CONSOLIDATED BALANCE SHEETS



                                                 June 30,                   June 30,
                                                   1997     September 30,     1996
                                                (Unaudited)      1996      (Unaudited)
                                                 ----------   ----------   ----------
                                                       (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 40,000,000 shares
       Outstanding - 24,817,566 shares           $  165,307   $  165,307   $  165,307
   Retained earnings                                455,007      398,875      420,360
                                                 ----------   ----------   ----------
       Total Common Stockholder's Equity            620,314      564,182      585,667
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year      462,400      462,400      462,400
                                                 ----------   ----------   ----------
       TOTAL CAPITALIZATION                       1,082,714    1,026,582    1,048,067
                                                 ----------   ----------   ----------
CURRENT LIABILITIES:
Interim loans                                            --          700           --
Accounts payable                                    107,799      121,653      101,172
Dividends payable on common stock                    13,650       13,153       12,905
Customer gas service and credit deposits             17,663       37,121       16,456
Accrued taxes                                        57,526       31,242       79,521
Gas sales revenue refundable through
   rate adjustments                                  14,310       10,734        9,407
Accrued interest                                      6,505        8,758        6,488
Temporary LIFO liquidation credit                    21,659           --       29,418
                                                 ----------   ----------   ----------
       TOTAL CURRENT LIABILITIES                    239,112      223,361      255,367
                                                 ----------   ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                         224,155      211,623      193,869
Investment tax credits being amortized
   over the average lives of related property        30,632       31,696       32,072
Other                                                31,457       29,500       25,537
                                                 ----------   ----------   ----------
       TOTAL DEFERRED CREDITS AND
         OTHER LIABILITIES                          286,244      272,819      251,478
                                                 ----------   ----------   ----------
       TOTAL CAPITALIZATION AND LIABILITIES      $1,608,070   $1,522,762   $1,554,912
                                                 ==========   ==========   ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.



          The Peoples Gas Light and Coke Company

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                             Nine Months Ended
                                                                  June 30,
                                                              1997       1996
                                                            --------   --------
                                                           (Thousands of Dollars)

OPERATING ACTIVITIES:
  Net Income                                                $ 96,832   $ 96,322
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                             49,563     46,953
    Deferred income taxes and investment tax credits - net     8,724       (274)
    Change in other deferred credits and other liabilities     4,701     12,025
    Change in other assets                                    15,531    (33,874)
    Other                                                         --         55
    Change in current assets and liabilities:
     Receivables - net                                       (55,236)   (89,427)
     Accrued unbilled revenues                                 7,132         77
     Materials and supplies                                      704       (881)
     Gas in storage                                           13,607     41,257
     Gas costs recoverable                                    17,420    (20,328)
     Accounts payable                                        (13,853)    13,480
     Customer gas service and credit deposits                (19,458)   (18,556)
     Accrued taxes                                            26,284     52,559
     Gas sales revenue refundable                              3,576    (59,151)
     Accrued interest                                         (2,253)    (4,537)
     Temporary LIFO liquidation credit                        21,659     29,418
     Prepayments                                             (22,228)    (2,664)
                                                            --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  152,705     62,454
                                                            --------   --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                        (44,174)   (47,183)
  Other assets                                                  (319)    11,870
  Other capital investments                                      448        791
  Other temporary cash investments                           (15,000)       100
                                                            --------   --------
  NET CASH USED IN INVESTING ACTIVITIES                      (59,045)   (34,422)
                                                            --------   --------
FINANCING ACTIVITIES:
  Retirement of long-term debt                                    --    (86,750)
  Interim loans - net                                           (700)      (900)
  Trust fund - bond redemption                                    --        237
  Dividends paid on common stock                             (40,204)   (40,204)
                                                            --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                      (40,904)  (127,617)
                                                            --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          52,756    (99,585)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              17,537    152,215
                                                            --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 70,293   $ 52,630
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



      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the nine months
         ended June 30,            1997            1996
         ------------------------------------------------
                                        (Thousands)
         Income taxes paid         $31,078        $22,051
         Interest paid              26,452         30,590



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

   The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1995 through 1997 are currently pending before the Commission.

   Pursuant to Federal Energy Regulatory Commission (FERC) Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 3A and 3B.)

2G Recovery of Costs of Environmental Activities Relating to
Former Manufactured Gas Operations

   The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. The Commission conducts annual proceedings regarding, for each utility with such a rate mechanism, the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. Such proceedings regarding the Company for fiscal years 1994, 1995 and 1996 are currently pending before the Commission. (See Note 4.)

3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of the Company that were designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflected an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers appealed the Commission's order to the Illinois Appellate Court, but on June 27, 1997, the Appellate Court affirmed the Commission's order. All proceedings regarding this case have concluded.

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

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the Company for GSR transition costs (the largest category of such costs for the Company) are subject to a cap of approximately $103 million. The Company is currently recovering transition costs through the Gas Charge. At June 30, 1997, the Company had made payments of $89.6 million and had accrued an additional $13.4 million toward the cap.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.5 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contributions from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three of its Manufactured Gas sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at June 30, 1997 have not been reduced to reflect recoveries from insurance carriers.

   The Company believes that costs incurred by it for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At June 30, 1997, it had recovered $5.3 million of such costs through rates. (See Note 2G.)

5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $1.3 million for the 12-months ended June 30, 1997.

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

   As a result of the Commission's accounting authorization, the Company amortized to operation expense approximately $1.1 million, or $847,000 after income taxes, for the 12-months ended June 30, 1996. The effect was to offset increases in costs that the Company incurred during the period.

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

8.  PENSION EXPENSE

   Pension expense for the Company decreased $7.7 million, $18.6 million, and $26.5 million for the three-, nine-, and 12-month periods, respectively. The decrease in pension expense was caused by settlement accounting attributed to an increase in the number of employees choosing early retirement and changes in actuarial assumptions.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $1.5 million, to $10.4 million, for the three-months ended June 30, 1997, resulting mainly from lower gas deliveries due to conservation and the prior period's gain associated with the expiration of gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) These effects were partially offset by decreased pension expense caused by settlement accounting attributed to an increase in the number of employees choosing early retirement and changes in actuarial assumptions. (See Note 8 of the Notes to Consolidated Financial Statements.)

   Net income applicable to common stock increased $510,000, to $96.8 million, and $4.3 million, to $89.3 million, for the current nine- and 12-month periods ended June 30, 1997, respectively. Net income benefited from the aforementioned decrease in pension costs, the full nine- and 12-month effects of the Company's rate increase that went into effect on November 14, 1995 (see Note 3A of the Notes to Consolidated Financial Statements), a tax accrual adjustment, and reduced interest expense. These positive impacts were partially offset by reduced gas deliveries due to conservation and warmer weather, last year's gain associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to Consolidated Financial Statements), and lower other income.


   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                         Three Months Ended    Nine Months Ended     12 Months Ended
                           June 30, 1997         June 30,1997         June 30, 1997
                         Increase/(Decrease)   Increase/(Decrease)  Increase/(Decrease)
                          from Prior Period     from Prior Period     from Prior Period
                          ------------------    ------------------   -------------------
(Thousands of dollars)        Amount     %         Amount      %          Amount      %
-----------------------------------------------------------------------------------------
Net operating  revenues (a) $(4,751)   (4.7)     $(11,975)   (2.9)      $(7,900)  (1.7)
Operation and
    maintenance expenses     (6,846)  (11.8)      (18,236)  (10.2)      (19,417)  (8.3)
Depreciation and
    amortization expense        525     3.3         2,610     5.6         3,613    5.8
Income taxes                    896    18.2         1,149     2.1         4,404    9.5
Other income and deductions  (2,460)  (46.5)       (2,810)  (13.7)          223    0.7
Net Income Applicable
    to Common Stock          (1,511)  (12.7)          510     0.5         4,310    5.1



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

   Net operating revenues decreased $4.8 million, to $96.3 million, $12.0 million, to $401.5 million, and $7.9 million, to $468.5 million, for the current three-, nine-, and 12-month periods, respectively, due to a decline in gas deliveries attributable to conservation and warmer weather. However, the effects of these factors on the nine- and 12-month periods were partially offset by the full effect of the Company's rate increase.

   See Other Matters - Operating Statistics for details of selected financial and operating information by customer classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $6.8 million, to $51 million, for the current three-month period, due chiefly to a $7.7 million decrease in pension expense caused by settlement accounting attributed to an increase in the number of employees choosing early retirement and by changes in actuarial assumptions. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, the provision for uncollectible accounts decreased $1.8 million. These decreases were partially offset by increases in the cost of operating and maintaining the Company's distribution system ($761,000) and to an increase in the cost of outside services ($558,000).

   Operation and maintenance expenses decreased $18.2 million, to $161.1 million, in the current nine-month period, due principally to an $18.6 million decrease in the aforementioned pension expense, and reductions in costs associated with injuries and damages
($1.4 million) and labor ($1.2 million). Partially offsetting these decreases were increased expenses for outside services ($900,000), environmental costs recovered through rates ($825,000), and costs associated with operating and maintaining the Company's distribution system ($476,000).

   Operation and maintenance expenses decreased $19.4 million, to $214.1 million, in the current 12-month period due largely to a reduction of $26.5 million in pension expense and a decline in the costs associated with injuries and damages ($1.1 million). The above mentioned decreases were offset, in part, by increases associated with the following items: the costs of outside services ($1.7 million), the costs of operating and maintaining the Company's distribution system ($1.7 million), the prior period's recognition of an IRS settlement ($1.1 million) (see Note 6 of the Notes to Consolidated Financial Statements), and environmental costs recovered through rates ($1.1 million).

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $525,000, to $16.7 million, for the current three-month period, due primarily to net property additions.

   Depreciation and amortization expense increased $2.6 million, to $49.6 million, and $3.6 million to $65.6 million, for the current nine- and 12-month periods, due primarily to depreciable property additions and the amortization of costs associated with the closing of the Company's synthetic natural gas-making (SNG) Plant.

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $896,000, to $5.8 million for the three-month period due to higher pre-tax income.

   Income taxes, exclusive of income taxes included in other income and deductions, increased $1.1 million to $56.7 million, and $4.4 million, to $50.6 million, for the current nine- and 12-month periods, due primarily to increased pre-tax income. These increases were partially offset by a reduction to taxes accrued.

Other Income and Deductions

   Other income and deductions increased $2.5 million for the current three-month period, due chiefly to the prior year's gain of $2.4 million, after income taxes, associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to the Consolidated Financial Statements) and to lower interest income. These effects were partially offset by lower interest expense.

   Other income and deductions increased $2.8 million for the current nine-month period, due primarily to the prior year's gain of $5.4 million, after income taxes, associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to the Consolidated Financial Statements) and to lower other income. These negative effects were partially offset by lower interest expense.

   Other income and deductions decreased $223,000 for the current 12-month period, due primarily to lower interest expense. Partially offsetting this benefit was the prior period's gain associated with the expiration of certain natural gas storage contracts. (See Note 5 of the Notes to the Consolidated Financial Statements.)

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material adverse effect on its financial position or results of operations.

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

Large Volume Gas Service Agreements. The Company has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. The contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The contracts will not have a material adverse effect on the financial position or results of operations of the Company.

Small Volume Transportation Service. On June 25, 1997, the Illinois Commerce Commission approved the Company's Riders SVT and AGG which will initiate a two year pilot program designed to provide transportation service to certain small volume customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required.



Operating Statistics. The following table represents gas distribution margin components:

                             Three Months Ended    Nine Months Ended   Twelve Months Ended
                                 June 30,               June 30,             June 30,
                            -------------------    -----------------   -------------------
                               1997       1996      1997        1996     1997       1996
Operating Revenues (thousands):
  Gas sales
    Residential             $127,380   $157,641   $ 744,362  $675,148  $ 826,812   $744,997
    Commercial                19,639     23,369     116,830   109,930    129,725    119,090
    Industrial                 3,852      6,385      23,371    25,816     25,331     27,419
                            --------  ---------   ---------  --------  ---------   --------
                             150,871    187,395     884,563   810,894    981,868    891,506
                            --------  ---------   ---------  --------  ---------   --------
  Transportation
    Residential                6,652      7,054      30,235    30,894     34,622     35,627
    Commercial                 7,916      8,702      37,871    39,683     43,133     45,618
    Industrial                 5,486      7,709      21,432    26,594     25,214     32,620
    Contract Pooling           2,200      1,848      15,964     1,848     18,179      1,848
    Other                         --         --         406        --        406         --
                            --------   --------   ---------  --------  ---------   --------
                              22,254     25,313     105,908    99,019    121,554    115,713
                            --------   --------   ---------  --------  ---------   --------
  Other Revenues               4,183      3,730      12,663    10,267     16,108     13,352
                            --------  ---------   ---------  --------  ---------   --------
Total Operating Revenues     177,308    216,438   1,003,134   920,180  1,119,530  1,020,571
Less  - Gas Costs             62,419     93,886     495,488   407,386    533,827    434,072
    - Revenues Taxes          18,596     21,508     106,195    99,368    117,248    110,144
                           ---------  ---------   ---------  --------  ---------  ---------
Net Operating Revenues     $  96,293   $101,044   $ 401,451  $413,426  $ 468,455  $ 476,355
                           =========  =========   =========  ========  =========  =========
Deliveries (MDth):
  Gas Sales
    Residential               19,767     21,301     114,196   122,984    122,552    131,763
    Commercial                 3,763      3,627      19,634    21,813     21,513     23,467
    Industrial                   833      1,115       4,285     5,484      4,674      5,848
                           ---------  ---------   ---------  --------  ---------  ---------
                              24,363     26,043     138,115   150,281    148,739    161,078
                           ---------  ---------   ---------  --------  ---------  ---------
  Transportation (a)
    Residential                4,613      4,734      23,269    22,908     25,468     25,140
    Commercial                 6,545      6,969      32,525    33,348     36,492     37,965
    Industrial                 7,155      9,269      26,551    31,593     32,052     39,146
    Other                         --         --         234        --        234         --
                           ---------   --------   ---------  --------  ---------  ---------
                              18,313     20,972      82,579    87,849     94,246    102,251
                           ---------   --------   ---------  --------  ---------  ---------
Total Gas Sales
  and Transportation          42,676     47,015     220,694   238,130    242,985    263,329
                           =========   ========   =========  ========   ========  =========
Margin per Mcf
  delivered                    $2.26      $2.15       $1.82     $1.74       $1.93     $1.81


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

Credit Lines. The Company has lines of credit of $114.4 million of which North Shore Gas Company may borrow up to $25 million. At
June 30, 1997, the Company had unused credit available of $114.4 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended June 30, 1997, and for fiscal 1996 and 1995 were 5.27, 4.84, and 2.76, respectively.



                   PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

   See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6.  Exhibits and Reports on Form 8-K

      a. Exhibits

          Exhibit
          Number           Description of Document
          -------------------------------------------------------------

            3(a) Amendment to the By-Laws of the Registrant dated March 26, 1997.

            3(b)       By-Laws of the Registrant, as amended,
                       dated March 26, 1997.

            27         Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended June 30, 1997

              None.















                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      The Peoples Gas Light and Coke Company
                                     ---------------------------------------
                                                  (Registrant)




     August  12  , 1997                  By:    /s/    K. S. BALASKOVITS
     ------------------                 ----------------------------------
            (Date)                            K. S. Balaskovits
                                          Vice President and Controller





                                                    (Same as above)
                                          ------------------------------
                                           Principal Accounting Officer