Form 10-K405
period 1997-09-30
PEOPLES GAS LIGHT & COKE CO
filed 1997-12-22
CIK 77388

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

    (Mark One)
       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended September 30, 1997

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

     Common Stock, without par value, 24,817,566 shares outstanding at November 30, 1997.

                   Documents Incorporated by Reference
                                  None

                                CONTENTS

                                                            Page
Item No.                                                     No.

       Part I

  1.   Business                                              3

  2.   Properties                                            7

  3.   Legal Proceedings                                     8

  4.   Submission of Matters to a Vote of Security Holders   8

       Part II

  5.   Market for the Company's Common Stock and Related
           Stockholder Matters                               8

  6.   Selected Financial Data                               9

  7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition            10

  8.   Financial Statements and Supplementary Data          16

  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure              34

       Part III

 10.   Directors and Executive Officers of the Company      35

 11.   Executive Compensation                               37

 12.   Security Ownership of Certain Beneficial Owners and
           Management                                       43

 13.   Certain Relationships and Related Transactions       44

       Part IV

 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                      45

Signatures                                                  47

Exhibit Index                                               48

                 The Peoples Gas Light and Coke Company

                       ANNUAL REPORT ON FORM 10-K

                  FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                 PART I

ITEM 1.  BUSINESS

GENERAL

   The Peoples Gas Light and Coke Company (Company) is a corporation created by a special act of the General Assembly of the State of Illinois (State), approved February 12, 1855, as amended on February 7, 1865.

   The Company, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 836,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago
(City).  The Company had 2,602 employees at September 30, 1997.

   At September 30, 1997, the common stock of the Company and of its utility affiliate, North Shore Gas Company (North Shore Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).

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

   Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Company's service area. The capital cost of heating and cooling facilities in new high-rise buildings is higher for gas than for electricity. This circumstance, combined with relatively stagnant high-rise construction activity, has adversely affected the ability of the Company to attach commercial high-rise buildings.

   On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, will be able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given choice on May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50% of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15% of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission. In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, must reduce their residential rates by 15% on August 1, 1998 and by another 5% on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. It is too early to determine what effects this restructuring of the electric market will have on the competitive position of the Company.

   In addition to restructuring the electric market, the legislation provides for additional funding for assistance to low-income energy users, including customers of the Company. The legislation creates a fund, financed by charges to electric and gas customers of public utilities and participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

 A substantial portion of the gas that the Company delivers to its customers consists of gas that the Company's customers purchase directly from producers and marketers rather than from the Company. These direct customer purchases have little effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales.

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

SALES AND RATES

   The Company sells natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

   The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see Liquidity in Item 7.)

   The basic marketing plan of the Company is to maintain its existing share in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and natural gas air-conditioning.



* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.
(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth)

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

   Most of the gas distributed by the Company is transported to the Company's distribution system by interstate pipelines. In their provision of gas services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

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


   The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1997-1998 heating season for the Company:


                            Design Peak-Day  Year of
                             Availability     Contract
Source                          (MDth)      Expiration
Firm direct purchases (1)         608       1998-2000
Liquefied petroleum gas            40
Peaking Service:
   Peoples Energy Resources        60          (2)
   The Uno-Ven Co.                 10          (3)
Storage gas:
   Leased (4)                     563       1998-2000
   Peoples-Manlove (5)            993
Customer-owned gas (6)            260
Total expected design
   peak-day availability        2,534



(1)Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary, with the longest term being 5 years.

(2)The contract with Peoples Energy Resources is for an initial term expiring November 30, 1999; the contract continues in effect from year to year thereafter unless canceled by either party upon 12 months' prior notice.

(3)The contract with The Uno-Ven Company was for an initial term ending September 30, 1997; however, by its terms, the contract continues in effect for an additional two year term subject to cancellation by either party any time on or after September 30, 1997 upon one year's prior notice.

(4)Consists of leased storage services required to meet design day requirements with contract lengths varying from 3 to 5 years.

(5)Manlove Field, the Company's underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 27,000 MDth, of which approximately 1,566 MDth is dedicated to North Shore Gas. The Company also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1997-98 heating season, Manlove Field complex will have a maximum design peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(6)Consists of gas supplies purchased directly from producers and marketers by the Company's commercial, industrial, and larger residential customers.


   The sources of gas supply (including gas transported for customers) in MDth for the Company for the three fiscal years ended September 30, 1997, 1996, and 1995, were as follows:


                                       1997        1996        1995

 Gas purchases                        156,097     174,552     103,476
 Synthetic natural gas (SNG) (a)            -           -       7,622
 Liquefied petroleum gas produced           7         114          14
 Customer-owned gas-received           91,476      93,141      93,225
 Underground storage-net               (3,786)        228      28,352
 Exchange gas-net                         (39)     (4,446)          -
 Company use and unaccounted-for gas   (2,071)     (3,169)     (3,733)
       Total (b)                      241,684     260,420     228,956


(a)The SNG facility terminated production during fiscal 1995.

(b)  See "Gas Sold and Transported" in Item 6.

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

   The distribution system of the Company, at September 30, 1997, consisted of approximately 4,000 miles of distribution mains and necessary pressure regulators, approximately 495,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 881,000 meters installed on customers' premises. The Company has liquefied petroleum gasification and storage facilities. In addition, it owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

   The Company has gas storage easements covering approximately 32,000 acres located at Manlove Field near Champaign, Illinois, overlying an aquifer-type underground natural gas storage reservoir, together with wells, pipes, compressors, dehydration, metering, and other equipment required to operate the facility. At September 30, 1997, the Company had approximately 129,000 MDth of gas stored in the reservoir, of which approximately 95,500 MDth was cushion gas. (Cushion gas is gas injected into the storage reservoir to hold back surrounding or underlying water and to provide the pressure necessary to make the wells deliver inventory gas at desired levels.)

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

   Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to First Trust, National Association, as Trustee, to secure the principal amount of the Company's outstanding first and refunding mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


ITEM 3.  LEGAL PROCEEDINGS

   See Notes 2 and 3 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.



                                 PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS

   The Company is a wholly owned subsidiary of Peoples Energy.


ITEM 6.  SELECTED FINANCIAL DATA (a)

For fiscal years ended September 30,                  1997             1996            1995            1994            1993
OPERATING RESULTS (thousands)
Operating Revenues:
  Residential                                   $   812,225     $    757,598     $   648,762     $   820,383     $   807,674
  Commercial                                        127,029          122,825         101,436         139,078         135,838
  Industrial                                         24,558           27,776          20,807          35,587          36,193
  Transportation (b)                                119,282          114,664         109,626          98,943         106,198
  Other                                              16,390           13,712          18,312          17,181          15,517
    Total Operating Revenues                      1,099,484        1,036,575         898,943       1,111,172       1,101,420
Less- Gas costs                                     519,334          445,724         387,675         566,903         555,256
    - Revenue taxes                                 115,430          110,421         100,562         121,773         121,051
  Net Operating Revenues                        $   464,720     $    480,430     $   410,706     $   422,496     $   425,113
Net Income applicable to common stock           $    85,098     $     88,752     $    53,666     $    63,825     $    63,637
Dividends declared on common stock              $    72,715     $     52,117     $    56,833     $    55,343     $    55,095
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                   $ 1,819,567     $  1,761,007     $ 1,815,407     $ 1,760,004     $ 1,702,401
Less - Accumulated depreciation                     614,224          571,255         628,258         596,808         557,855
  Net Property, Plant and Equipment             $ 1,205,343     $  1,189,752     $ 1,187,149     $ 1,163,196     $ 1,144,546
Total assets                                    $ 1,557,627     $  1,522,762     $ 1,561,481     $ 1,548,792     $ 1,506,107
Capital expenditures - construction             $    75,382     $     72,194     $    81,081     $    74,623     $   108,863
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                   $   574,969     $    564,182     $   528,308     $   531,475     $   522,993
Long-term debt                                      462,400          462,400         549,150         549,150         447,150
  Total Capitalization                          $ 1,037,369     $  1,026,582     $ 1,077,458     $ 1,080,625     $   970,143
CAPITALIZATION AT YEAR-END (per cent)
  Common equity                                          55               55              49              49              54
  Long-term debt                                         45               45              51              51              46
    Total Capitalization                                100              100             100             100             100
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales:
  Residential                                       121,258          131,339         111,509         122,648         124,190
  Commercial                                         21,379           23,692          19,206          22,565          22,656
  Industrial                                          4,515            5,873           4,357           6,320           6,670
Transportation (b)                                   94,532           99,516          93,884          90,059          87,952
  Total Gas Sales and Transportation                241,684          260,420         228,956         241,592         241,468
Margin per Dth delivered                               1.92     $       1.84     $      1.79     $      1.75     $      1.76
NUMBER OF CUSTOMERS (average)
Residential                                         781,169          783,782         784,290         786,271         787,672
Commercial                                           42,750           42,888          43,198          43,299          43,243
Industrial                                            2,816            2,839           2,963           3,125           3,260
Transportation (b)                                    9,300            9,671           9,308           8,768           8,335
  Total Customers                                   836,035          839,180         839,759         841,463         842,510
DEGREE DAYS                                           6,806            7,080           5,897           6,701           6,679
Per cent of normal (6,536)                              104              108              90             103             102



(a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
(b)  Includes commercial, industrial, and larger residential customers.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

   Net income decreased $3.7 million, to $85.1 million, in fiscal 1997 from 1996, due principally to decreased gas deliveries due to weather that was four per cent warmer than the previous fiscal year and conservation. Also hindering this year's comparative results was the year-ago period's gain on the expiration of gas storage contracts (see
Note 5 of the Notes to Consolidated Financial Statements), increased computer support services, and increased depreciation and amortization expense. Partially offsetting these decreases were a decrease in pension expense (see Note 6A of the Notes to Consolidated Financial Statements), a full year effect of the company's November 1995 rate increase (see Note 2A of the Notes to the Consolidated Financial Statements), and increased other operating revenue and a tax accrual adjustment.

   In 1996, net income applicable to common stock increased $35.1 million, to $88.8 million, due principally to weather that was 20 per cent colder than in 1995 and to a rate increase that went into effect on November 14, 1995 for the Company (see Note 2A of the Notes to Consolidated Financial Statements). In addition, net income benefited from a one-time gain associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to Consolidated Financial Statements) and a net credit in pension expense. These increases were partly offset by last year's recognition of the federal income tax settlement (see Note 7D of the Notes to Consolidated Financial Statements) and the current year's higher operating costs.

   A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                        Fiscal 1997         Fiscal 1996
                                         over 1996           over 1995
                                          Amount              Amount
                                          (000's)  Per Cent  (000's)  Per Cent
Net operating revenues (a)              $(15,710)   (3.3)   $69,724    17.0
Operation and maintenance expenses       (15,330)   (6.6)    18,925     8.9
Depreciation and amortization expense      3,069     4.9      3,836     6.5
Income taxes                              (2,832)   (5.7)    24,886   101.3
Other income and deductions               (3,801)  (14.0)    13,444    33.2
Net income applicable to common stock     (3,654)   (4.1)    35,086    65.4
(a) Operating revenues, net of gas costs and revenue taxes.



Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies, changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and the City.

   Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the Company, changes in gas costs (except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies), or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

   Net operating revenues decreased $15.7 million, to $464.7 million, in 1997. Natural gas deliveries decreased 18.7 bcf, to 241.7 bcf, due to weather that was four per cent warmer than in 1996 and conservation. Net operating revenues decreased approximately $23.1 million ($13.9 million after income taxes) as a result of warmer weather and conservation. However, a full year effect of the company's rate increase improved net operating revenues by approximately $4.0 million ($2.4 million after income taxes).

   In 1996, net operating revenues increased $69.7 million, to $480.4 million. Natural gas deliveries increased 31.5 bcf, to 260.4 bcf, due to weather that was 20 per cent colder than in 1995 and over 8 per cent colder than normal. Net operating revenues increased approximately $25 million ($15.1 million after income taxes) as a result of the colder weather. Also, the Company's aforementioned rate increase improved net operating revenues by about $29.7 million ($17.9 million after income taxes).

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $15.3 million, to $217.0 million, in 1997, due primarily to a $17.8 million decrease in pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions (see Note 6A of the Notes to Consolidated Financial Statements.) and also lower reengineering expenses ($2.1 million). In addition, reductions in costs associated with liability insurance premiums and claim settlements ($1.6 million) and group insurance expense ($1.5 million). These decreases were partially offset by an increase in payments for outside services ($3.2 million) and higher administrative and general expenses.

   In 1996, operation and maintenance expenses increased $18.9 million, to $232.4 million, due chiefly to the reduction of expense from the prior year's recognition of about $12.7 million for an IRS settlement. (See
Note 7D of the Notes to Consolidated Financial Statements.) Also, the provision for uncollectible accounts increased ($5.3 million), due largely to greater sales revenue attributable to the colder weather and higher rates. In addition, increases between years resulted from greater labor costs ($3.8 million), outside services ($2.4 million), distribution system expenses ($2.6 million), and environmental costs recovered through rates ($2 million). These increases were offset, in part, by decreased pension costs ($12.9 million). (See Note 6A of the Notes to Consolidated Financial Statements.)

Depreciation and Amortization Expense

   Deprecation and amortization expense increased $3.1 million, to $66.1 million, in 1997, due largely to depreciable property additions.

   In 1996, depreciation and amortization expense increased $3.8 million, to $63 million, due mainly to depreciable property additions and the amortization of costs associated with the closing of the SNG plant.

Income Taxes

   Income taxes, exclusive of the $1.7 million included in other income and deductions, declined $2.8 million, to $46.6 million, primarily due to a tax accrual adjustment.

   In 1996, income taxes, exclusive of the $4.1 million included in other income and deductions, increased $24.9 million, to $49.4 million, due primarily to higher pre-tax income.

Other Income and Deductions

   Other income and deductions increased $3.8 million, from the prior year, due principally to the prior period's gain associated with the expiration of natural gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) Partially offsetting this increase were reductions in interest expense on long-term debt resulting from early redemption of first mortgage bonds (see Note 12B of the Notes to Consolidated Financial Statements) and decreased amounts refunded to customers.

   In 1996, other income and deductions decreased $13.4 million from the prior year, due largely to the gain of $6.7 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) Additionally, the current year includes lower interest on long-term debt resulting from the Company's early redemption of first mortgage bonds. (See Note 12B of the Notes to Consolidated Financial Statements.) These decreases were offset, in part, by decreased interest income reflecting lower cash balances due mainly to the above mentioned bond redemption.

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

Large-Volume Gas Service Agreements. The Company has entered into gas service contracts with certain large-volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The contracts will not have a material adverse effect on the financial position or results of operations of the Company.

Small-Volume Transportation Service. On June 25, 1997, the Commission allowed Riders SVT and AGG to go into effect for the Company, which will initiate a two year pilot program designed to provide transportation service to certain small-volume industrial and commercial customers of the utility as well as to some of its large residential customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required.

Operating Statistics. The following table represents gas distribution margin components:

For fiscal years ended September 30,     1997         1996       1995
Operating Revenues (thousands):
  Gas sales
    Residential                     $   812,225  $   757,598  $ 648,762
    Commercial                          127,029      122,825    101,436
    Industrial                           24,558       27,776     20,807
                                        963,812      908,199    771,005

  Transportation
    Residential                          34,028       35,281     36,617
    Commercial                           43,090       44,944     43,459
    Industrial                           25,890       30,376     29,550
    Contract Pooling                     15,868        4,063          -
    Other                                   406            -          -
                                        119,282      114,664    109,626

  Other                                  16,390       13,712     18,312

Total Operating Revenues              1,099,484    1,036,575    898,943
Less- Gas Costs                        (519,334)     445,724    387,675
    - Revenues Taxes                   (115,430)     110,421    100,562
Net Operating Revenues              $   464,720  $   480,430  $ 410,706

Deliveries (MDth):
  Gas Sales
    Residential                         121,258      131,339    111,509
    Commercial                           21,379       23,692     19,206
    Industrial                            4,515        5,873      4,357
                                        147,152      160,904    135,072

  Transportation (a)
    Residential                          25,154       25,106     24,232
    Commercial                           36,628       37,316     36,130
    Industrial                           32,516       37,094     33,522
    Other                                   234            -          -
                                         94,532       99,516     93,884

  Total Gas Sales and Transportation  $ 241,684      260,420    228,956

  Margin per Dth delivered             $   1.92   $     1.84  $    1.79



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

Credit Lines.  The Company has lines of credit of approximately
$129.4 million of which North Shore Gas may borrow up to $30 million. At September 30, 1997, the Company and North Shore Gas had unused credit available from banks of $126.5 million. (See Note 11 of the Notes to Consolidated Financial Statements.)

Cash Flow Activities. Net cash provided by operating activities in 1997 increased by $78.2 million, due primarily to changes in other assets, gas costs refundable and recoverable, and net receivables. Partially offsetting these items were changes in accounts payable and gas in storage. In 1996, net cash provided by operating activities declined by $133.2 million, due primarily to changes related to gas sales revenue refundable, net receivables, and other assets. Such items were partially offset by increases from net income, due mainly to colder weather and the rate increase, and from accounts payable. In 1995, net cash provided by operating activities increased by $25.9 million, due primarily to changes related to gas in storage, other assets, and deferred income taxes.
These items were offset, in part, by changes in gas costs recoverable and net receivables.

   Net cash used in investing activities for 1997, 1996, and 1995 mainly represents the level of capital expenditures in the respective years.

   Net cash used in financing activities in 1997 reflects dividends paid to the common stockholder. In 1996, net cash used in financing activities reflects the redemption of previously issued debt. (See Note 12B of the Notes to Consolidated Financial Statements.) In 1995 net cash used in financing activities included drawdowns from the trust fund associated with prior financing for utility construction activities.

Interest Coverage. The fixed charges coverage ratios for the Company for fiscal 1997, 1996, and 1995 were 5.01, 4.84, and 2.76, respectively. The increase in the ratio in the current fiscal year is due primarily to lower interest expense on amounts refundable to customers and on long-term debt. The increase in the ratio for fiscal year 1996 reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission approved rate increase. (See Results of Operations - Net Income.) The ratio for fiscal year 1995 includes the recording of an IRS settlement in income. (See Note 7D of the Notes to Consolidated Financial
Statements.)

Debt Ratings. The long-term debt of the Company has been rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Ratings Group since fiscal 1985. On November 25, 1997, Moody's raised the Company's long-term debt rating to Aa2. The commercial paper of the Company has the top rating from both agencies.

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

Year 2000. The Company is modifying all of its computer programs to be year 2000 compatible. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modification will have a material adverse effect on the financial position or results of operations of the Company.

CAPITAL RESOURCES

Capital Spending. Capital expenditures for additions, replacements, and improvements to the utility plant were $75.4 million in 1997, $72.2 million in 1996, and $81.1 million in 1995.

   Expenditures in fiscal 1997 increased $3.2 million from 1996 reflecting an increase of $12.6 million for a new customer information system, offset, in part, by the continuation of a cost containment program. In fiscal 1996, expenditures decreased $8.9 million from 1995 reflecting the continuation of a cost containment program.

   Capital expenditures for fiscal 1998 are expected to be about $99.2 million, an increase of $23.8 million from the 1997 level. The estimate of expenditures for 1998 includes $26.0 million for the customer information system and $13.5 million for the remote automatic meter reading project.

   There are no sinking fund requirements for long-term debt in fiscal 1998. (See Note 12C of the Notes to Consolidated Financial Statements.)

   The Company anticipates that future cash needs for capital expenditures and debt maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving first mortgage bonds or equity from Peoples Energy.

Bonds Redeemed. On December 29, 1995, the Company redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Bonds, Series A and B, which were secured by the Company's Series U and V First and Refunding Mortgage Bonds. (See Note 12B of the Notes to Consolidated Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Page

Statement of Management's Responsibility                     17

Report of Independent Public Accountants                     18

Consolidated Statements of Income for fiscal years ended
  September 30, 1997, 1996, and 1995                         19

Consolidated Statements of Retained Earnings for fiscal
  years ended September 30, 1997, 1996, and 1995             19

Consolidated Balance Sheets at September 30, 1997 and 1996   20

Consolidated Capitalization Statements at September 30, 1997
  and 1996                                                   21

Consolidated Statements of Cash Flows for fiscal years ended
  September 30, 1997, 1996, and 1995                         22

Notes to Consolidated Financial Statements                   23


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

   Arthur Andersen LLP, the Company's independent public accountants approved by Peoples Energy's shareholders, as a part of its audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing, and extent of audit tests. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during its audit were valid and appropriate.

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



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Peoples Gas Light and Coke Company:

   We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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







                                        ARTHUR ANDERSEN LLP






Chicago, Illinois
October 31, 1997



CONSOLIDATED STATEMENTS OF INCOME
                                       The Peoples Gas Light and Coke Company
For fiscal years ended September 30,            1997        1996        1995
                                                  (Thousands)

Operating Revenues:
Gas sales                                  $   963,812  $   908,199  $ 771,005
Transportation                                 119,282      114,664    109,626
Other                                           16,390       13,712     18,312
Total Operating Revenues                     1,099,484    1,036,575    898,943
Operating Expenses:
Gas costs                                      519,334      445,724    387,675
Operation                                      172,333      189,949    174,701
Maintenance                                     44,693       42,407     38,730
Depreciation and amortization                   66,075       63,006     59,170
Taxes - Income                                  46,612       49,444     24,558
      - State and local revenue                115,430      110,421    100,562
      - Other                                   19,040       19,804     19,369
Total Operating Expenses                       983,517      920,755    804,765
Operating Income                               115,967      115,820     94,178
Other Income and (Deductions):
Allowance for funds used during construction       267           23          -
Interest income                                  4,152        4,030      8,669
Interest on long-term debt                     (31,094)     (32,889)   (40,507)
Other interest expense                          (2,195)      (4,163)    (6,079)
Income taxes                                    (1,657)      (4,089)    (3,606)
Miscellaneous - net (see Note 9)                  (342)      10,020      1,011
Total Other Income and Deductions              (30,869)     (27,068)   (40,512)
Net Income Applicable to Common Stock       $   85,098  $    88,752  $  53,666





CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                         The Peoples Gas Light and Coke Company
For fiscal years ended September 30,                1997       1996      1995
                                                                (Thousands)

Balance at Beginning of Year                     $ 398,875  $ 363,001  $ 366,168
 Add - Net Income                                   85,098     88,752     53,666
 Deduct- Dividends declared on common stock         72,715     52,117     56,833
       - Additional minimum liability for
             non-qualified pension plan, net of tax  1,596        761          -
Balance at End of Year                           $ 409,662  $ 398,875  $ 363,001

The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED BALANCE SHEETS

                                       The Peoples Gas Light and Coke Company
At September 30,                                    1997            1996
                                                           (Thousands)
Properties and Other Assets
Capital Investments:
Property, plant and equipment, at original cost         $1,819,567   $1,761,007
Less - Accumulated depreciation                            614,224      571,255
Net property, plant and equipment                        1,205,343    1,189,752
Other investments                                            5,470        6,607
Total Capital Investments - Net                          1,210,813    1,196,359

Current Assets:
Cash and cash equivalents                                   18,509       17,537
Temporary cash investments                                  15,500          500
Receivables -
   Customers, net of allowance for uncollectible
       accounts of $28,959 and $25,279, respectively        67,330       63,152
   Other                                                    40,159       32,045
Accrued unbilled revenues                                   20,109       25,534
Materials and supplies, at average cost                     13,225       14,017
Gas in storage, at last-in, first-out cost                  67,536       55,876
Gas costs recoverable through rate adjustments               3,328       17,420
Prepayments                                                 39,802       11,897
Total Current Assets                                       285,498      237,978
Other Assets:
Regulatory assets (see Note 1H)                              45,612      76,176
Deferred charges                                             15,704      12,249
Total Other Assets                                           61,316      88,425
Total Properties and Other Assets                        $1,557,627  $1,522,762


Capitalization and Liabilities
Capitalization (see Consolidated Capitalization Statement $1,037,369 $1,026,582 Current Liabilities:
Interim loans                                                    700         700
Accounts payable                                             113,502     121,653
Dividends payable on common stock                             32,015      13,153
Customer gas service and credit deposits                      39,753      37,121
Accrued taxes                                                 19,056      31,242
Gas sales revenue refundable through rate adjustments         14,484      10,734
Accrued interest                                               8,763       8,758
Total Current Liabilities                                    228,273     223,361
Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciatio 229,225 211,623 Investment tax credits being amortized over
   the average lives of related property                      30,350      31,696
Other                                                         32,410      29,500
Total Deferred Credits and Other Liabilities                 291,985     272,819
Total Capitalization and Liabilities                      $1,557,627  $1,522,762


The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED CAPITALIZATION STATEMENTS

                                       The Peoples Gas Light and Coke Company
At September 30,                                         1997          1996
                                          (Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 40,000,000 shares
   Outstanding 24,817,566 shares                       $   165,307  $   165,307
Retained earnings (see Consolidated Statements
   of Retained Earnings)                                   409,662      398,875
Total Common Stockholder's Equity                          574,969      564,182

Long-Term Debt:
Exclusive of sinking fund payments and maturities
   due within one year
   First and Refunding Mortgage Bonds -
      Adjustable-Rate Series W (3.95% and 4% through
         September 30, 1997 and September 30, 1996, respectively),
         due October 1, 1999 (see Note 12A)                 10,400       10,400
      6.875% Series X, due March 1, 2015                    50,000       50,000
      7.50% Series Y, due March 1, 2015                     50,000       50,000
      7.50% Series Z, due March 1, 2015                     50,000       50,000
      8.10% Series BB, due May 1, 2020                      75,000       75,000
      6.37% Series CC, due May 1, 2003                      75,000       75,000
      5-3/4% Series DD, due December 1, 2023                75,000       75,000
      Adjustable-Rate Series EE (3.70% and 3.85% through
         November 30, 1997 and November 30, 1996, respectively),
         due December 1, 2023 (see Note 12A)                27,000       27,000
      6.10% Series FF, due June 1, 2025                     50,000       50,000
Total Long-Term Debt                                       462,400      462,400
Total Capitalization                                   $ 1,037,369  $ 1,026,582

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         The Peoples Gas Light and Coke Company
For fiscal years ended September 30,                    1997      1996      1995
                                                            (Thousands)
Operating Activities:
Net Income                                              $ 85,098  $ 88,752  $ 53,666
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                           66,075    63,006    59,170
  Deferred income taxes and investment tax credits - net  16,398    14,169     7,295
  Change in deferred credits and other liabilities         2,768    18,923    (8,305)
  Change in other assets                                  21,496   (50,395)   (2,327)
  Other                                                        -        74        55
  Change in current assets and liabilities:
    Receivables - net                                    (12,292)  (40,390)   17,356
    Accrued unbilled revenues                              5,425    (7,083)     (890)
    Materials and supplies                                   792      (174)    7,721
    Gas in storage                                       (11,660)   26,275    41,433
    Gas costs recoverable                                 14,092   (15,288)    9,892
    Prepayments                                          (27,905)   (9,970)     (279)
    Accounts payable                                      (8,151)   33,960    (7,334)
    Customer gas service and credit deposits               2,632     2,109    (4,531)
    Accrued taxes                                        (12,186)    4,280       271
    Gas sales revenue refundable                           3,750   (57,824)   27,391
    Accrued interest                                           5    (2,267)      821

Net Cash Provided by Operating Activities                146,337    68,157   201,405

Investing Activities:
Capital expenditures of subsidiaries - construction      (75,382)  (72,194)  (81,081)
Other assets                                                 (11)   11,497    (2,042)
Other capital investments                                 (1,118)   (2,416)    1,153
Other temporary cash investments                         (15,000)      100         -

Net Cash Used in Investing Activities                    (91,511)  (63,013)  (81,970)

Financing Activities:
Interim loans - net                                            -      (200)        -
Issuance of long-term debt                                     -         -    50,000
Retirement of long-term debt                                   -   (86,750)  (50,000)
Trust fund - utility construction                              -         -    31,493
           - bond redemption                                   -       237      (237)
Dividends paid on common stock                           (53,854)  (53,109)  (56,584)

Net Cash Used in Financing Activities                    (53,854) (139,822)  (25,328)

Net Increase (Decrease) in Cash and Cash Equivalents         972  (134,678)   94,107
Cash and Cash Equivalents at Beginning of Year            17,537   152,215    58,108

Cash and Cash Equivalents at End of Year               $  18,509  $ 17,537  $152,215



The Notes to Consolidated Financial Statements are an integral part of these statements.


             The Peoples Gas Light and Coke Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A     Principles of Consolidation

     All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1997 have been reclassified to conform with the current-year presentation.

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

1C     Concentration of Credit Risk

  The Company provides natural gas service to approximately
836,000 customers within the City. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

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

1E     Property, Plant and Equipment

  Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

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

   The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

For fiscal years ended     1997       1996       1995
September 30,

Provision for depreciation  3.7%       3.6%       3.6%


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

   The following regulatory assets were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1997 and
1996:


                                                           1997    1996
                                                           (Thousands)

Environmental costs, net of recoveries (see Note 3)     $ 10,821 $ 12,218
Transition costs from pipeline supplier (see Note 2B)      6,921   32,692
Regulatory income tax assets (see Note 1I)                 7,146    4,340
Discount, premium, expenses, and loss on reacquired bonds  2,909    3,247
SNG plant - decommissioning                               17,543   23,156
Other                                                        272      523
Total regulatory assets                                 $ 45,612 $ 76,176



1I     Income Taxes

   The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 7C.)

   Each Company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1997 and 1996, net regulatory income tax assets recorded in Other Assets amounted to $7.1 million and $4.3 million, while net regulatory income tax liabilities recorded in Other Liabilities equaled $0 and $50,000, respectively.

   Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

   The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J Gas in Storage

   Storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1997 and 1996 exceeded the LIFO cost by approximately $88 million and $78 million, respectively.

1K Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

   Income taxes and interest paid (excluding capitalized interest) were as follows:

For fiscal years ended      1997          1996         1995
September 30,
                                        (Thousands)

Income taxes paid         $45,781       $35,096      $15,501
Interest paid              32,017        36,267       41,378

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

   For each gas utility, the Commission conducts annual proceedings regarding, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1996 and 1997 are currently pending before the Commission.

   Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

1M Recovery of Costs of Environmental Activities Relating to
Former Manufactured Gas Operations

   The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge.
Such proceedings, regarding the Company for fiscal years 1994 through 1996 are currently pending before the Commission. (See
Note 3.)

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

2B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. Under a Stipulation and Agreement (Agreement) filed by Natural Gas Pipeline Company of America (Natural) and approved by FERC, Natural's charges to the Company for GSR transition costs are subject to a cap of approximately $103 million. At September 30, 1997, the Company had made payments of $96.1 million and had accrued an additional $6.9 million toward the cap.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.8 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three Manufactured Gas Sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1997 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At September 30, 1997, it had recovered $5.4 million of such costs through rates.

4.  LONG-TERM LEASE

   In October 1993, the Company entered into a 15-year operating lease for its headquarters office.

   The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 per cent each year through the 10th year. Base rent in the 11th year is approximately $3.6 million with annual increases of 2 per cent each year through the 15th year.

   Rental expenses for the headquarters office were $6.4 million, $6.5 million, and $6.4 million, for fiscal years 1997, 1996, and 1995, respectively.

5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts during fiscal 1996, the Company realized a gain, of approximately $11.1 million ($6.7 million after income taxes).

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

   Net pension cost for all plans for fiscal 1997, 1996, and 1995 included the following components:


                                                1997    1996    1995
                                                       (Millions)

Service cost - benefits earned during year     $ 10.9  $ 12.7  $ 13.4
Interest cost on projected benefit obligations   27.5    30.6    27.9
Actual return on plan assets (gain)            (104.0)  (64.9)  (80.5)
Net amortization and deferral                    56.5    20.4    43.2
Settlement accounting                           (17.7)   (7.8)      -
Net pension cost (credit)                     $ (26.8) $ (9.0)  $ 4.0




   In 1997 and 1996, the Company recognized net gains of $17.7 million and $7.8 million, respectively, from the settlement of portions of pension plan obligations.

   The calculation of pension cost assumed a long-term rate of return on assets of 9.0 per cent for 1997, 8.5 per cent for 1996 and 7.5 per cent for 1995. The settlement accounting cost for 1997 and 1996 was determined using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year.

   The following table shows the estimated funded status of the Company's pension plans at September 30, 1997 and 1996:


                                                              1997    1996
                                                               (Millions)

Plan assets at market value                                 $ 547.7  $ 547.4
Actuarial present value of plan benefits:
  Vested                                                      246.9    279.8
  Non-vested                                                   30.9     31.1
Accumulated benefit obligation                                277.8    310.9
Effect of projected future compensation increases              76.0     70.5
Projected benefit obligation                                  353.8    381.4
Excess of plan assets over projected benefit obligation       193.9    166.0
Less:
  Unrecognized transition asset                                18.4     23.3
  Unrecognized prior service cost                              (5.6)    (4.5)
  Unrecognized net gain                                       145.4    139.5
Non-qualified plan contributions: 7-1-97 to 9-30-97             1.5        -
Recognition of non-qualified plan additional minimum liability (4.5)    (1.9)
Accrued pension asset                                       $  32.7  $   5.8



   The projected benefit obligation and plan assets at September 30, 1997 and 1996, are based on a July 1 measurement date using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

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

   Net postretirement benefit cost for all plans for fiscal 1997, 1996, and 1995 included the following components:

                                              1997    1996   1995
                                                   (Millions)

Service cost - benefits earned during year   $  2.9  $  3.1  $  2.5
Interest cost on projected benefit obligation   7.9     7.1     7.2
Actual return on plan assets (gain)            (6.2)   (2.9)   (3.6)
Amortization of transition obligation           4.5     4.5     4.5
Net amortization and deferral                   3.1     1.1     2.4
Net postretirement benefit cost              $ 12.2  $ 12.9  $ 13.0



   The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 9.0 per cent for 1997 and 7.5 per cent for 1996 and 1995.

   Of the above total postretirement costs recognized for fiscal years 1997, 1996, and 1995, $5.5 million, $5.6 million, and $5.7 million, respectively, were funded through trust funds for future benefit payments.

   The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1997 and 1996:



                                                     1997    1996
                                                       (Millions)

Plan assets at market value                       $  44.9  $  33.7
Accumulated postretirement benefit obligation (APBO):
  Retirees                                           62.7     59.8
  Fully eligible active plan participants            13.4     17.2
  Other active plan participants                     29.2     29.2
Total APBO                                          105.3    106.2
Deficiency of plan assets over the APBO             (60.4)   (72.5)
Less:
  Unrecognized transition obligation
  (being amortized over 20 years)                   (72.1)   (76.5)
  Unrecognized net gain                              19.3     11.8
Contributions: July 1 to September 30                 7.1      7.3
Accrued postretirement benefit (liability)        $  (0.5) $  (0.5)


   The total APBO and plan assets at September 30, 1997 and 1996, are based on a July 1 measurement date using a discount rate of
7.5 per cent and assumed future compensation increases of 4.5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

   For measurement purposes, a health care cost trend rate of 7.9 per cent was assumed for fiscal 1998, and that rate thereafter will decline gradually to 4.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1997, by $7.7 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.2 million annually.

7.  TAX MATTERS

7A Provision for Income Taxes

   Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:


For fiscal years ended September 30, 1997     1996     1995
                                       (Thousands)
Current:
  Federal                        $  26,036  $ 32,590  $ 17,311
  State                              5,850     6,859     3,208
  Total current income taxes        31,886    39,449    20,519
Deferred:
  Federal                           14,049    13,121     7,115
  State                              3,746     3,554     2,243
  Total deferred income taxes       17,795    16,675     9,358
Investment tax credits - net:
  Federal                           (1,524)   (2,635)   (1,784)
  State                                 11        12       167
  Total investment tax credits -    (1,412)   (2,506)   (1,617)
Total provision for income taxes    48,269    53,618    28,260
Less - Included in operation expense     -        85        96
Net provision for income taxes   $  48,269  $ 53,533  $ 28,164



7B Tax Rate Reconciliation

   The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent times pre-tax book income) and the total provision for federal income tax expenses:


For fiscal years ended September 30, 1997            1996             1995
                                      Per Cent           Per Cent         Per Cent
                                         of                of                of
                             Amount   Pre-tax   Amount   Pre-tax  Amount  Pre-tax
                            (000's)    Income   (000's)  Income   (000's)  Income
Computed federal income
  tax expense               $43,281    35.00   $46,140    35.00   $26,708   35.00
Amortization of investment
  tax credits                (1,524)   (1.23)   (2,635)   (2.00)  (1,784)   (2.34)
Nontaxable-tax settlement         -        -         -        -   (1,772)   (2.32)
Accrual adjustment           (2,000)   (1.62)        -        -        -        -
Other, net                   (1,196)   (0.97)     (429)   (0.32)    (510)   (0.67)
Total provision for federal
  income taxes               $38,561   31.18   $43,076    32.68   $22,642   29.67


7C Deferred Income Taxes

   Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):




At September 30,                              1997       1996
                                                (Thousands)
Deferred tax liabilities:
  Property - accelerated depreciation and
     other property related items          $ 226,537   $ 214,875
  Other                                       33,249      24,167
  Total deferred income tax liabilities      259,786     239,042
Deferred tax assets:
  Uncollectible accounts                     (11,651)    (10,191)
  Unamortized investment tax credits         (12,049)    (12,572)
  Other                                       (6,861)     (4,656)
  Total deferred income tax assets           (30,561)    (27,419)
Net deferred income tax liabilities        $ 229,225   $ 211,623


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


9.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS


For fiscal years ended September 30,                        1997     1996      1995
                                                                     (Thousands)

Amortization of net gain on sale of Peoples Gas Building  $    -   $      -   $   576
Interest on amounts recoverable from customers               126          -        99
Gain on expiration of gas storage contracts (see Note 5)       -     11,093         -
Amortization of gain (loss) on reacquired bonds             (165)       (65)      317
Loss on donation of property                                (650)         -         -
Earnings from subsidiary companies                           304        275       188
Other                                                         43     (1,283)     (169)
Total other income and deductions - miscellaneous         $ (342)  $ 10,020   $ 1,011


10.  CAPITAL COMMITMENTS

   Total contract and purchase order commitments of the Company at September 30, 1997, amounted to approximately $2.9 million.


11.  SHORT-TERM BORROWINGS AND CREDIT LINES



At September 30,                      1997         1996
                                      (Thousands)
Bank Loans
Peoples Gas
  8.50% due March 27, 1998            $     700    $       -
  8.25% due February 11, 1997                    -       700
Commercial Paper
North Shore Gas
  due October 1, 1997                 $   2,110    $       -
  due October 1, 1996                         -        1,925
Letters of Credit
  Peoples Gas                         $     100    $       -
Available lines of credit
  Unused bank lines                   $ 126,490    $ 126,775

   Short-term cash needs of the Company and North Shore Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

   At September 30, 1997 and 1996, the Company and North Shore Gas had combined lines of credit totaling $129.4 million. Of these amounts, North Shore Gas could borrow up to $30 million. Agreements covering $92 million of the total at September 30, 1997 will expire on August 30, 1998; the agreement covering the remaining $37.4 million will expire on January 31, 1999. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 12A.) Payment for the lines of credit is by fee.

12.  LONG-TERM DEBT

12A Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by the Company's Adjustable-Rate First and Refunding Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1997, have been remarketed. The interest rate on such bonds is 3.875 per cent for the period October 1, 1997, through September 30, 1998.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. The interest rate on such bonds is
3.70 per cent for the period December 1, 1996, through November 30, 1997.

   The Company classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, the Company established a $37.4 million three year line of credit with The Northern Trust Company which has since been extended to January 31, 1999. (See Note 11.)

12B  Bonds Redeemed

   On December 29, 1995, the Company redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by the Company's Series U and V First and Refunding Mortgage Bonds.

12C  Sinking Fund Requirements and Maturities

   At September 30, 1997, long-term debt sinking fund requirements and maturities for the next five years are:

 Fiscal        Amounts
  Year
               (Thousands)

  1998         $   --
  1999             --
  2000         10,400
  2001             --
  2002             --

12D  Fair Value of Financial Instruments

   At September 30, 1997, the carrying amount of the Company's long-term debt of $462.4 million had an estimated fair value of $497.0 million. At September 30, 1996, the carrying amount of the Company's long-term debt of $462.4 million had an estimated fair value of $494.5 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholder. The carrying amount of all other financial instruments approximates fair value. The $15.5 million in temporary cash investments approximates its fair market value.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   The first quarter of fiscal 1997 included a full quarter's impact of the Commission-approved rate orders. (See Note 2A of the Notes to Consolidated Financial Statements.) All four quarters reflected the decrease in gas deliveries due primarily to warmer weather and conservation. However, this was offset in all four quarters by reduced pension expense. The last three quarters of fiscal 1996 reflected the gain from the expiration of gas storage contracts.
(See Note 5 of the Notes to Consolidated Financial Statements.)


                                              Net Income
                   Operating     Operating    Applicable to
Fiscal Quarters    Revenues      Income       Common Stock
(Thousands)

1997
  Fourth           $  96,349     $ (4,144)    $ (11,734)
  Third              177,308       18,146        10,394
  Second             489,348       61,642        54,328
  First              336,479       40,323        32,110

1996
  Fourth           $ 116,395     $   (971)    $  (7,570)
  Third              216,438       17,197        11,905
  Second             429,115       58,918        52,912
  First              274,627       40,675        31,505



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS


                                                        Company
Name, Principal Occupation,                    Age at  Directorship
and Other Directorships                       11-30-97    Since

Kenneth S. Balaskovits                            55      1993
  Vice President and Controller
  of the Company, Peoples Energy,
  and North Shore Gas; Director of North Shore Gas.

J. Bruce Hasch                                    59      1986
  President and Chief Operating Officer of the Company, Peoples Energy, and North Shore Gas;
  Director of Peoples Energy and North Shore Gas.

James Hinchliff                                   57      1985
  Senior Vice President and General Counsel of the Company, Peoples Energy, and North Shore Gas; Director of North Shore Gas.

Thomas M. Patrick                                 51      1996
  Executive Vice President of the Company,
  Peoples Energy, and North Shore Gas;
  Director of North Shore Gas.

Richard E. Terry                                  60      1982
  Chairman of the Board and Chief Executive
  Officer of the Company, Peoples Energy, and
  North Shore Gas; Director of Peoples Energy and North Shore Gas. Mr. Terry is also a
  Director of Harris Bankcorp, Inc., Harris Trust and Savings Bank, Bankmont Financial Corp., and Amsted Industries.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY (Continued)

IDENTIFICATION OF EXECUTIVE OFFICERS

                    Position at         Age at              Position
Name             November 30,1997      11-30-97            Held Since

Kenneth S. Balaskovits  Vice President and Controller  55    1993

Emmet P. Cassidy         Secretary and Treasurer       64    1989

Katherine A. Donofrio        Vice President            40    1997

Willard S. Evans, Jr.        Vice President            42    1997

Donald M. Field              Vice President            48    1996

Joan T. Gagen                Vice President            46    1994

J. Bruce Hasch        President and Chief Operating    59    1990
                                  Officer

James Hinchliff       Senior Vice President and        57    1989
                          General Counsel

John C. Ibach               Vice President             50    1992

James M. Luebbers           Vice President             51    1997

William E. Morrow           Vice President             41    1996

Thomas M. Patrick    Executive Vice President          51    1996

Desiree Rogers              Vice President             38    1997

Norman F. Sidler, Jr.  Assistant Vice President        58    1997

Richard E. Terry      Chairman of the Board and        60    1990
                       Chief Executive Officer


   Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Ms. Donofrio, Messrs. Evans, Luebbers, Morrow, Ms. Rogers, and Mr. Sidler, who were appointed.

   There are no family relationships among directors and executive officers of the Company.

   All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least five years with the exception of Ms. Rogers.

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


                        SUMMARY COMPENSATION TABLE

                                          Long Term Compensation
                     Annual Compensation             Awards
                                                 Restricted Stock                   All Other
  Name and                                         Awards(1)(2)    Options/SARs    Compensation
Principal Position     Year   Salary($)   Bonus($)     ($)              (#)            (3)($)
Richard E. Terry       1997   548,500     237,900   152,663          17,800           16,455
Chairman and Chief     1996   473,500     191,600   145,722          21,200           14,205
Executive Officer      1995   455,300     137,200   137,119          21,400           12,354

J. Bruce Hasch         1997   345,900     106,700    84,525           9,800           10,377
President and Chief    1996   332,600      86,000    80,803          11,800            9,978
Operating Officer      1995   319,800      61,500    76,606          11,800            9,594


James Hinchliff        1997   260,700      67,700    54,338           6,400            7,821
Senior Vice President  1996   250,700      54,500    51,797           7,600            7,521
And General Counsel    1995   241,100      39,000    48,925           7,600            7,233


Thomas M. Patrick      1997   231,600      67,700    54,338           6,400            6,948
Executive              1996   186,800      31,900    33,150           4,800            5,604
Vice President         1995   176,800      39,200    30,900           4,800            5,304

Kenneth S. Balaskovits 1997   210,400      53,100    43,988           5,200            6,312
Vice President and     1996   172,500      25,700    33,150           4,800            5,175
  Controller           1995   162,700      24,200    30,900           4,800            4,881




(1) Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 30, 1997 were as follows: Mr. Terry, 14,020 shares, valued at $528,378.75; Mr. Hasch, 7,990 shares, valued at $301,123.13;
    Mr. Hinchliff, 5,130 shares, valued at $193,336.88; Mr. Patrick, 3,830 shares, valued at $144,343.13; and Mr. Balaskovits, 3,455 shares, valued at $130,210.31. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $37.6875, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 30, 1997.



ITEM 11.  EXECUTIVE COMPENSATION (Continued)

(2) Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-
    Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term
    Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1995 constitutes
    12,600 shares, of which 2,520 shares vested in 1996;
    2,520 shares vested in 1997; 2,520 shares will vest in 1998; 2,520 shares will vest in 1999; and the remaining
    2,520 shares will vest in 2000. Total restricted stock awarded to the named individuals for 1996 constitutes
    12,475 shares, of which 2,495 shares vested in 1997;
    2,495 shares will vest in 1998; 2,495 shares will vest in 1999; 2,495 shares will vest in 2000; and the remaining 2,495 shares will vest in 2001. Total restricted stock awarded to the named individuals for 1997 constitutes 11,300 shares, of which 2,260 shares will vest in 1998; 2,260 shares will vest in 1999;
    2,260 shares will vest in 2000; 2,260 shares will vest in 2001; and the remaining 2,260 shares will vest in 2002.

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

ITEM 11.  EXECUTIVE COMPENSATION (Continued)

                                  OPTIONS/SAR GRANTS IN FISCAL  1997

                                          Individual Grants
                                  % of Total Options/
                    Options/SARs   SARs Granted to       Exercise or               Grant Date
                      Granted     Employees in Fiscal    Base Price   Expiration  Present Value
   Name               (#) (1)          Year (2)            ($/Sh)       Date        ($)(3)
Richard E. Terry       17,800           10.1%             $34.19      02-Oct-06      $51,620
Chairman and Chief
Executive Officer

J. Bruce Hasch          9,800            5.6               34.19      02-Oct-06       28,420
President and Chief
Operating Officer

James Hinchliff         6,400            3.6               34.19      02-Oct-06       18,560
Senior Vice President
And General Counsel

Thomas M. Patrick       6,400            3.6               34.19      02-Oct-06       18,560
Executive Vice
President

Kenneth S. Balaskovits  5,200            2.9               34.19      02-Oct-06       15,080
Vice President and
Controller




(1)The grant of an Option enables the recipient to purchase Peoples Energy common stock at a purchase price equal to the fair market value of the shares on the date the Option is granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Peoples Energy common stock on the date the SAR is exercised over the fair market value of such common stock on the date the SAR was granted. Options or SARs that expire unexercised become available for future grants. Before an Option or SAR may be exercised, the recipient must complete 12 months of continuous employment subsequent to the grant of the Option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement, or termination of employment.

(2)Based on 88,200 Options and 88,200 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 1997.

(3)Present value is determined a variation of using a variation of the Black-Scholes Option-Pricing Model. The model assumes: a) that Options and SARs are exercised teo years after the date of grant-the average tie Options and SARs were held by recipients under Peoples Energy Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs.
   The amount realized from an Option or SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.




ITEM 11.  EXECUTIVE COMPENSATION (Continued)

                                        AGGREGATED OPTION/SAR EXERCISES IN FISCAL  1997
                                              AND FISCAL YEAR-END OPTION/SAR VALUES

                       Shares                            Number of Unexercised              Value of Unexercised
                     Acquired on                           Options/SARs at Fiscal        In-the-Money  Options/SARs
                    (Option/ SAR)    Value                    Year-End (#)                 at Fiscal Year-End($)
   Name                Exercise       Realized($)       Exercisable   Unexercisable        Exercisable  Unexercisable
                        (#) (1)

Richard E. Terry         21,200       178,875               29,000       17,800             $204,790       $62,300
Chairman and Chief
Executive Officer

J. Bruce Hasch           21,400       172,977                9,400        9,800               64,014        34,300
President and Chief
Operating Officer

James Hinchliff          13,800       118,732                6,200        6,400               42,222        22,400
Senior Vice President
And General Counsel

Thomas M. Patrick         2,400        27,900               10,200        6,400               79,574        22,400
Executive Vice
President

Kenneth S. Balaskovits   11,000        97,119                    0        5,200                 0.00        18,200
Vice President and
Controller



(1)Includes cash-only SARs exercised by the named executive officers in the following amounts: Mr. Terry, 10,600; Mr. Hasch, 10,700;
   Mr. Hinchliff, 6,900, Mr. Patrick, 1,200, and Mr. Balaskovits, 5,500.


ITEM 11.  EXECUTIVE COMPENSATION (Continued)

                       PENSION PLAN TABLE

                        Years Of Service
Average Annual
Compensation    20        25        30       35        40
$150,000   $  54,682 $  68,352 $  82,022 $  91,397  $100,772
200,000       74,682    93,352   112,022   124,522   137,022
250,000       94,682   118,352   142,022   157,647   173,272
300,000      114,682   143,352   172,022   190,772   209,522
350,000      134,682   168,352   202,022   223,897   245,772
400,000      154,682   193,352   232,022   257,022   282,022
450,000      174,682   218,352   262,022   290,147   318,272
500,000      194,682   243,352   292,022   323,272   354,522
550,000      214,682   268,352   322,022   356,397   390,772
600,000      234,682   293,352   352,022   389,522   427,022
650,000      254,682   318,352   382,022   422,647   463,272
700,000      274,682   343,352   412,022   455,772   499,522
750,000      294,682   368,352   442,022   488,897   535,772


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

   At September 30, 1997, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 33 years; Mr. Hasch, 37 years; Mr. Hinchliff, 25 years, Mr. Patrick, 21 years; and Mr. Balaskovits, 30 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.


                      SEVERANCE AGREEMENTS

   Peoples Energy has entered into separate severance agreements with certain key executives including each of the executives named in the Summary Compensation Table. The intent of the severance agreements is to assure the continuity of the administration and operations of Peoples Energy and its subsidiaries, including the Company in the event of a Change in Control of the Company (as described below). The severance agreements were developed in accordance with the advice of outside consultants.

   The term of each severance agreement is for the longer of 36 months after the date in which a Change in Control of Peoples Energy occurs or 24 months after the completion of the transaction approved by shareholders described in (iii) below of the description of a Change in Control. A Change in Control is defined as occurring when (i) Peoples Energy receives a report on
Schedule 13D filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, disclosing that any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 20% or more of the common stock of Peoples Energy; (ii) any person, group, corporation, or other entity (except Peoples Energy or a wholly-owned subsidiary), after purchasing common stock of Peoples Energy in a tender offer or exchange offer, becomes the beneficial owner, directly or indirectly, of 20% or more of such common stock; (iii) the shareholders of Peoples Energy approve (a) any consolidation or merger of Peoples Energy in which Peoples Energy is not the continuing or surviving corporation, other than a consolidation or merger in which holders of Peoples Energy's common stock prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before; (b) any consolidation or merger in which Peoples Energy is the continuing or surviving corporation, but in which the common shareholders of Peoples Energy immediately prior to the consolidation or merger do not hold at least 90% of the outstanding common stock on Peoples Energy; (c) any sale, lease, exchange or other transfer of all or substantially all of the assets of Peoples Energy, except where Peoples Energy owns all of the outstanding stock of the transferee entity or Peoples Energy's common shareholders immediately prior to such transaction own at least 90% of the transferee entity or group of transferee entities immediately after such transaction; or (d) any consolidation or merger of Peoples Energy where, after the consolidation or merger, one entity or group of entities owns 100% of the shares of Peoples Energy, except where Peoples Energy's common shareholders immediately prior to such merger or consolation own at least 90% of the outstanding stock of such entity or group of entities immediately after such consolidation or merger; or (iv) a change in the majority of the members of Peoples Energy's Board of Directors within a 24-month period, unless approved by two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

   Each severance agreement provides for payment of severance benefits to the executive in the event that, during the term of the severance agreement, (i) the executive's employment is terminated by Peoples Energy or the Company, except for "cause" as defined therein; or (ii) the executive's employment is terminated due to a constructive discharge, which includes (a) a material change in the executive's responsibilities, which change would cause the executive's position with Peoples Energy or the Company to become of less dignity, responsibility, prestige or scope; (b) reduction, which is more than de minimis, in total compensation; (c) assignment without the executive's consent to a location more than 50 miles from the current place of employment; or (d) liquidation, dissolution, consolidation, merger, or sale of all or substantially all of the assets of Peoples Energy or the Company, unless the successor corporation has a net worth at least equal to that of Peoples Energy or the Company, as applicable, and expressly assumes the obligations of Peoples Energy under the executive's severance agreement.

   The principal severance benefits payable under each severance agreement consist of the following: (i) the executive's base salary and accrued benefits through the date of termination, including a pro rata portion of awards under Peoples Energy's Short-Term Incentive Compensation (STIC) Plan; (ii) three times the sum of the individual's base salary, the average of the STIC Plan awards for the prior three years and the value of the Long-Term Incentive Compensation (LTIC) Plan awards in the prior calendar year; and (iii) the present value of the executive's accrued benefits under the Peoples Energy's Supplemental Retirement Benefits Plan (SRBP) that would be payable upon retirement at normal retirement age, computed as if the executive had completed three years of additional service. In addition, the executive will be entitled to continuation of life insurance and medical benefits for the longer of (a) a period of three years after termination or (b) a period commencing after termination and ending when the executive may receive pension benefits without actuarial reduction, provided that Peoples Energy's obligation for such benefits under the severance agreement shall cease upon the executive's employment with another employer that provides life insurance and medical benefits. Each severance agreement also provides that the executive's Options and SARs shall become exercisable upon a Change in Control and that all Options and SARs shall remain exercisable for the shorter of (a) three years after termination or (b) the term of such Options and SARs. Any restricted stock previously awarded to the executive under the LTIC Plan would vest upon a Change in Control if such vesting does not occur due to a Change in Control under the terms of the LTIC Plan. Peoples Energy is also obligated under each severance agreement to pay an additional amount to the executive sufficient on an after-tax basis to satisfy any excise tax liability imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. The benefits received by the executive under each agreement are in lieu of benefits under Peoples Energy's termination allowance plan and the executive's benefits under the SRBP. Each executive would be required to waive certain claims prior to receiving any severance benefits.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   At November 30, 1997, voting securities of the Company were beneficially owned as follows:

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

   Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1997, are as follows:
                                       Shares of Peoples Energy
                                      Common Stock Beneficially
       Name                       Owned at November 30, 1997 (1)

   Kenneth S. Balaskovits*                12,238 (2)(3)
   J. Bruce Hasch*                        46,656 (2)(3)
   James Hinchliff*                       31,005 (2)(3)
   Thomas M. Patrick*                     19,554
   Richard E. Terry*                      76,717 (2)(3)

   All directors and officers of the Company
       as a group, including those named above
       (23 in number)                    326,454 (1)(2)(3)

                    * Director of the Company

(1) The total of 326,454 shares held by all directors and executive officers as a group is less than one per cent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him or her in the table.

(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1997, through the exercise of stock options granted under Peoples Energy's Long-Term Incentive Compensation Plan: Messrs. Balaskovits, 2,600; Hasch, 9,600; Hinchliff, 6,300; Patrick, 8,300;
    Terry, 23,400; and all executive officers of the Company, as a group, 83,600.


(3)Includes shares of restricted stock awarded under Peoples Energy's Long-Term Incentive Compensation Plan, the restrictions on which had not lapsed at November 30, 1997, as follows: Messrs. Balaskovits, 3,583; Hasch, 8,025; Hinchliff, 4,925; Patrick, 4,125; Terry, 14,685; and all executive officers as a group, 41,620. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.

CHANGES IN CONTROL

   None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company provides general corporate and support services to Peoples Energy pursuant to an Intercompany Service Agreement (Agreement), the terms of which were approved by the Commission. In fiscal 1997, the Company furnished general corporate services in the amount of $3,360,094 and support services in the amount of $120,128 to Peoples Energy under the Agreement.

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

   3.  Exhibits:

       See Exhibit Index on page 48.

(b) Reports on Form 8-K filed during the final quarter of fiscal year 1997:

       None.


                                                                                                 Schedule VIII

                     The Peoples Gas Light and Coke Company and Subsidiary Companies

                                  VALUATION AND QUALIFYING ACCOUNTS

                                      (Thousands)


                  Column A                       Column B     Column C    Column D                Column E
                                                              Additions   Deductions
                                                                Charged   Charges for the
                                                 Balance        to costs  purpose for which the   Balance
                                               at beginning       and     reserves or deferred   at end of
                 Description                    of period       expenses  credits were created     period

    Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                      $   25,279       $27,068         $23,388           $28,959

    Fiscal Year Ended September 30, 1996

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                      $   18,315       $27,345         $20,381           $25,279

    Fiscal Year Ended September 30, 1995

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                      $   23,400       $22,063         $27,148           $18,315










                           SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        THE PEOPLES GAS LIGHT AND COKE COMPANY

Date:  December 22, 1997                   By: /s/ RICHARD E. TERRY

                                                 Richard E. Terry
                                             Chairman of the Board and Chief
                                                  Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1997.


   /s/   RICHARD E. TERRY           Chairman of the Board and Chief Executive
         Richard E. Terry                  Officer and Director
                                         (Principal Executive Officer)


   /s/   KENNETH S. BALASKOVITS     Vice President and Controller and Director
         Kenneth S. Balaskovits     (Principal Financial and Accounting Officer)


   /s/   J. BRUCE HASCH             Director
         J. Bruce Hasch


   /s/   JAMES HINCHLIFF            Director
         James Hinchliff


  /s/   THOMAS M. PATRICK           Director
        Thomas M. Patrick




   The Peoples Gas Light and Coke Company and Subsidiary Companies

                            EXHIBIT INDEX

(a) The exhibits listed below are filed herewith and made a part hereof:

   Exhibit
   Number                      Description of Document

   3(a)      Amendment to the By-Laws of the Registrant, dated August 31, 1997.

   3(b)      By-Laws of the Registrant, as amended, dated August 31, 1997.

  10(a) Firm Transportation Service Agreement under Rate Schedule FTS between the Company and Natural Gas Pipeline
             Company of America, dated November 13, 1996.

  10(b) Firm Transportation Service Agreement under Rate Schedule FT-A or FT-G between the Company and Midwestern Gas
             Transmission Company, dated November 1, 1997.

  10(c) Firm Transportation Service Agreement under Rate Schedule FT-A between the Company and Tennessee Gas Pipeline
             Company, dated November 1, 1997.

   12        Statement re:  Computation of Ratio of Earnings to Fixed Charges.

   21        Subsidiaries of the Registrant

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

  4(a) First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by the Company by Indenture dated March 1, 1928 (May 17, 1935, Exhibit B-6a,
             Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, from the Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee (Form 8-K for the year 1936, Exhibit B-
             6f); Supplemental Indenture dated as of March 10, 1950 (Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (File
             No. 2-8989, Post-Effective, Exhibit 7-4(b));
             Supplemental Indenture dated as of August 15, 1967
             (File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970
             (File No. 2-38168, Post-Effective Exhibit 2-2);


   The Peoples Gas Light and Coke Company and Subsidiary Companies

                      EXHIBIT INDEX (Continued)

   Exhibit
   Number                      Description of Document

   4(a)      Supplemental Indenture dated October 1, 1984,
   Cont'd    Exhibit 4-3 (Form 10-K for fiscal year ended September
             30, 1984); Supplemental Indentures dated March 1, 1985,
             Exhibit 4-3 (Form 10-K for fiscal year ended September 30,
             1985); Supplemental Indenture dated May 1, 1990 (Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4);
             Supplemental Indenture dated as of April 1, 1993 (Form 8-K dated as of May 5, 1933, Exhibit 1); Supplemental Indenture dated as of December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit
             4(a)); Supplemental Indentures dated as of December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 4(b)); Supplemental
             Indenture dated June 1, 1995. (Form 10-K for fiscal year ended September 30, 1995.)

  10(d) Firm Transportation Service Agreement Under Rate Schedule FT between the Company and Trunkline Gas Company, dated as of December 1, 1993 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10). ETS Service Agreement between the Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-
             K for fiscal year ended September 30, 1995, Exhibit
             10(a)); FSS Service Agreement between the Company and
             ANR Pipeline Company, dated September 21, 1994.
             (Registrant Form 10-K for fiscal year ended September
             30, 1995, Exhibit 10(b)); Storage Rate Schedule NSS Agreement between the Company and Natural Gas Pipeline Company of America, dated October 19, 1995.
             (Registrant Form 10-K for fiscal year ended September
             30, 1995, Exhibit 10(c)); Transportation Rate Schedule
             FTS Agreement between the Company and Natural Gas
             Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September
             30, 1995, Exhibit 10(d)); Storage Rate Schedule DSS Agreement between the Company and Natural Gas Pipeline Company of America, dated December 1, 1995.
             (Registrant Form 10-K for fiscal year ended September
             30, 1995, Exhibit 10(e)); Transportation Rate Schedule
             FTS Agreement between the Company and Natural Gas
             Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended September
             30, 1995, Exhibit 10(f)); Firm Transportation Service Agreement Under Rate Schedule FT between the Company and Trunkline Gas Company, dated as of April 1, 1995. (Registrant Form 10-K for fiscal year ended September
             30, 1995, Exhibit10(g)); Quick Notice Transportation
             Service Agreement Under Rate Schedule QNT between the Company and Trunkline Gas Company, dated as of December
             1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(h)); Quick Notice Transportation Service Agreement Under Rate Schedule
             QNT between the Company and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit
             10(i)); Firm Transportation Service Agreement under
             Rate Schedule FTS-1 between the Company and ANR
             Pipeline Company,

   The Peoples Gas Light and Coke Company and Subsidiary Companies

                      EXHIBIT INDEX (Continued)

   Exhibit
   Number                  Description of Document

   10(d)     dated as of September 20, 1995.  (Registrant Form
   Cont'd    10-K for fiscal year ended cont'd September 30,
             1996, Exhibit 10(j)); Firm Transportation Service
             Agreement under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of February 21, 1996. (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(k)); Firm
             Transportation Service Agreement under Rate Schedule
             FTS between the Company and Natural Gas Pipeline
             Company of America, dated as of February 21, 1996.
             (Registrant form 10-K for fiscal year ended September
             30, 1996, Exhibit 10(l)).

   10(e) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and the Company, as Tenant
             (Registrant Form 10-Q for the quarterly period ended
             December 31, 1993, Exhibit 10(a)).