Form 10-Q
period 1997-12-31
PEOPLES GAS LIGHT & COKE CO
filed 1998-02-11
CIK 77388

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

  (Mark One)


    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of t latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at January 31, 1998.

                                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           The Peoples Gas Light and Coke Company
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                               Three Months Ended    Twelve Months Ended
                                                  December 31,           December 31,
                                                1997       1996        1997         1996
                                                         (Thousands of Dollars)
OPERATING REVENUES:
Gas sales                                     $ 268,231  $ 297,213 $   935,335 $   941,049
Transportation                                   33,564     34,196     118,144     141,751
Other                                             5,171      5,070      16,492      15,627
     Total Operating Revenues                   306,966    336,479   1,069,971   1,098,427

OPERATING EXPENSES:
Gas costs                                       144,079    161,183     502,231     498,210
Operation                                        41,712     47,397     166,648     190,339
Maintenance                                       9,894     10,786      43,801      43,901
Depreciation and amortization                    16,780     16,404      66,450      64,546
Taxes- Income                                    18,977     19,975      45,614      50,692
     - State and local revenue                   32,320     35,900     111,850     115,537
     - Other                                      4,464      4,511      18,993      19,734
     Total Operating Expenses                   268,226    296,156     955,587     982,959

OPERATING INCOME                                 38,740     40,323     114,384     115,468

OTHER INCOME AND (DEDUCTIONS):
Interest income                                     214        244       4,123       1,983
Allowance for funds used during construction        236         27         476          51
Interest on long-term debt                       (7,777)    (7,770)    (31,101)    (31,102)
Other interest expense                             (955)      (696)     (2,454)     (3,212)
Income taxes                                       (142)       (72)     (1,727)     (5,147)
Miscellaneous - net                                 108         54        (288)     11,316
     Total Other Income and Deductions           (8,316)    (8,213)    (30,971)    (26,111)

NET INCOME APPLICABLE
   TO COMMON STOCK                            $  30,424  $  32,110  $   83,413 $    89,357

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   The Peoples Gas Light and Coke Company

                          CONSOLIDATED BALANCE SHEETS


                                                       December 31,             December 31,
                                                          1997     September 30,   1996
                                                       (Unaudited)    1997      (Unaudited)
                                                              (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost        $1,830,564 $ 1,819,567 $ 1,771,886
Less - Accumulated depreciation                           623,906     614,224     583,109
     Net property, plant and equipment                  1,206,658   1,205,343   1,188,777
Other investments                                           5,406       5,470       5,797
     Total Capital Investments - Net                    1,212,064   1,210,813   1,194,574

CURRENT ASSETS:
Cash and cash equivalents                                   6,745      18,509       7,326
Temporary cash investments                                    500      15,500         500
Receivables -
   Customers, net of allowance for uncollectible accounts
       of $26,144, $28,959, and $26,503, respectively     116,343      67,330     121,568
   Other                                                   25,568      40,159      28,706
Accrued unbilled revenues                                  68,377      20,109      79,991
Materials and supplies, at average cost                    14,739      13,225      13,107
Gas in storage, at last-in, first-out cost                 65,089      67,536      69,836
Gas costs recoverable through rate adjustments              5,500       3,328      33,955
Regulatory assets                                           9,098      16,698      35,740
Prepayments                                                46,565      39,802      13,813
     Total Current Assets                                 358,524     302,196     404,542

OTHER ASSETS:
Regulatory assets                                          28,743      28,914      33,348
Deferred charges                                           17,777      15,704      14,794
     Total Other Assets                                    46,520      44,618      48,142

Total Properties and Other Assets                      $1,617,108 $ 1,557,627 $ 1,647,258


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        The Peoples Gas Light and Coke Company

                             CONSOLIDATED BALANCE SHEETS

                                                           December 31,          December 31,
                                                             1997    September 30,    1996
                                                           (Unaudited)   1997     (Unaudited)
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 40,000,000 shares
   Outstanding 24,817,566 shares                           $  165,307 $  165,307 $  165,307
Retained earnings                                             423,707    409,662    417,832
     Total Common Stockholder's Equity                        589,014    574,969    583,139

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                 462,400    462,400    462,400
     Total Capitalization                                   1,051,414  1,037,369  1,045,539

CURRENT LIABILITIES:
Interim loans                                                  45,375        700     17,290
Accounts payable                                              111,868    113,502    171,798
Dividends payable on common stock                              16,380     32,015     13,153
Customer gas service and credit deposits                       40,938     39,753     35,552
Accrued taxes                                                  47,133     19,056     66,497
Gas sales revenue refundable through rate adjustments               -     14,484     12,384
Accrued interest                                                6,265      8,763      6,269
Temporary LIFO liquidation credit                                (230)         -          -
     Total Current Liabilities                                267,729    228,273    322,943

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation    234,575    229,225    215,462
Investment tax credits being amortized over
  the average lives of related property                        30,002     30,350     31,328
Other                                                          33,388     32,410     31,986
     Total Deferred Credits and Other Liabilities             297,965    291,985    278,776

     Total Capitalization and Liabilities                  $1,617,108 $1,557,627 $1,647,258


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   The Peoples Gas Light and Coke Company

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           Three Months Ended
                                                             December 31,
                                                            1997      1996
                                                        (Thousands of Dollars)
Operating Activities:
Net income                                                $ 30,424 $  32,110
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                             16,780    16,404
  Deferred income taxes and investment tax credits - net     4,558     1,406
  Change in deferred credits and other liabilities           1,422     4,551
  Change in other assets                                    (3,306)    2,214
  Change in current assets and liabilities:
    Receivables - net                                      (34,422)  (55,077)
    Accrued unbilled revenues                              (48,268)  (54,457)
    Materials and supplies                                  (1,514)      911
    Gas in storage                                           2,447   (13,960)
    Gas costs recoverable                                   (2,172)  (16,535)
    Regulatory assets                                        7,600       926
    Prepayments                                             (6,763)   (1,916)
    Accounts payable                                        (1,634)   50,145
    Customer gas service and credit deposits                 1,186    (1,569)
    Accrued taxes                                           28,077    35,255
    Gas sales revenue refundable                           (14,484)    1,650
    Accrued interest                                        (2,498)   (2,489)
    Temporary LIFO liquidation credit                         (230)        -

     Net Cash Provided by (Used in) Operating Activities   (22,797)     (431)

Investing Activities:
Capital expenditures of subsidiaries - construction        (16,589)  (13,874)
Other assets                                                  (102)      508
Other capital investments                                       64       149
Other temporary cash investments                            15,000         -

Net Cash Used in Investing Activities                       (1,627)  (13,217)

Financing Activities:
Interim loans of subsidiaries - net                         44,675    16,590
Dividends paid on common stock                             (32,015)  (13,153)

     Net Cash Provided by (Used in) Financing Activities    12,660     3,437

Net Increase (Decrease) in Cash and Cash Equivalents       (11,764)  (10,211)
Cash and Cash Equivalents at Beginning of Period            18,509    17,537

Cash and Cash Equivalents at End of Period                $  6,745  $  7,326

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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

      Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the three months
        ended December 31,    1997       1996
                               (Thousands)
         Income taxes paid $     30  $  2,928
         Interest paid       10,578    10,742

2F Recovery of Gas

   Under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such a proceeding regarding the Company for fiscal year 1997 is currently pending before the Commission.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.6 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three Manufactured Gas Sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at December 31, 1997 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At December 31, 1997, it had recovered $5.8 million of such costs through rates.

4.  LONG-TERM DEBT

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

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1997, have been remarketed. The interest rate on such bonds is 3.90 per cent for the period December 1, 1997, through November 30, 1998.

   The Company classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, the Company established a $37.4 million three year line of credit with The Northern Trust Company, which has since been extended to January 31, 2000.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $1.7 million, to $30.4 million, for the three-months ended December 31, 1997, due primarily to lower gas deliveries caused by warmer weather and conservation. Increased depreciation and amortization expense also contributed to the decline. These effects were partially offset by decreased pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions, a reduction in the provision for uncollectible accounts, and lower group insurance expense.

   Net income applicable to common stock decreased $5.9 million, to $83.4 million, for the 12-month period ending December 31, 1997, due principally to lower gas deliveries due to warmer weather and conservation. Also contributing was the prior period's one-time gain associated with the expiration of gas storage contracts. Benefiting the current period was the aforementioned reduction in pension expense, a tax accrual adjustment, and lower interest expense as well as higher interest income.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                  Three Months Ended     12 Months Ended
                                   December 31, 1997     December 31, 1997
                                  Increase/(Decrease)   Increase/(Decrease)
                                   from Prior Period     from Prior Period
                                            (Thousands of dollars)
                                      Amount  Per Cent   Amount  Per Cent
Net operating revenues (a)             (8,829)  (6.3)   (28,790)  (5.9)
Operation and maintenance expenses     (6,577) (11.3)   (23,791) (10.2)
Depreciation and amortization expense     376    2.3      1,904    2.9
Income taxes                             (998)  (5.0)    (5,078) (10.0)
Other income and deductions              (103)   1.3     (4,860)  18.6
Net income applicable to common stock  (1,686)  (5.3)    (5,944)  (6.7)

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

   Net operating revenues declined $8.8 million, to $130.6 million, for the current three-month period, due largely to reduced gas deliveries caused by weather that was eight percent warmer and by conservation.

   Net operating revenues decreased $28.8 million, to $455.9 million, for the 12-month period, due to a decline in gas deliveries attributable to weather that was six and one-half percent warmer and conservation.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $6.6 million, to $51.6 million, for the current three-month period, due largely to a $4.4 million decrease in pension expense, caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions, and to a decrease in environmental costs recovered through rates ($1.1 million). In addition, the provision for uncollectible accounts decreased $741,000 and costs associated with operating and maintaining the Company's distribution system decreased by $705,000. Partially offsetting these reductions was an increase in costs associated with liability insurance premiums and claim settlements ($276,000).

   Operation and maintenance expenses decreased $23.8 million, to $210.4 million, for the current 12-month period, due chiefly to a $21.0 million decrease in the aforementioned pension expense and a $2.5 million decrease in the provision for uncollectible accounts. Also, affecting the period were decreases in environmental costs of $1.7 million and reductions in costs associated with liability insurance premiums and claim settlements of $1.5 million. These reductions were offset, in part, by an increase in outside services of $3.1 million.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $376,000, to $16.8 million, and $1.9 million, to $66.5 million, for the current three- and 12-month periods, respectively, due mainly to net property additions.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, decreased $998,000, to $19.0 million, and $5.1 million, to $45.6 million, for the current three- and 12-month periods, respectively, due primarily to lower pre-tax income.
Also, affecting the most recent 12-month period was a tax accrual adjustment.

Other Income and Deductions

   Other income and deductions increased $103,000 for the current three-month period due mainly to increased interest expense on notes payable and on amounts refundable to customers. Partially offsetting these effects was an increase in the allowance for funds used during construction.

   Other income and deductions increased $4.9 million for the current 12-month period, due principally to the prior period's gain associated with the expiration of natural gas storage contracts. Partially offsetting this impact was a decrease in interest expense on amounts refundable to customers.

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

Small-Volume Transportation Service. On June 25, 1997, the Commission allowed Riders SVT and AGG to go into effect for the Company, thus initiating a two year pilot program designed to provide transportation service to certain small-volume industrial and commercial customers of the utility as well as to some of its large residential customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required.



Operating Statistics. The following table represents gas distribution margin components:

   	                              Three Months Ended      Twelve Months Ended
                                       December 31,          December 31,
                                      1997      1996       1997       1996
Operating Revenues (thousands):
 Gas sales
    Residential                    $ 229,655 $ 251,788 $  790,096 $  796,537
    Commercial                        32,429    38,438    121,470    122,060
    Industrial                         6,147     6,987     23,769     22,452
                                     268,231   297,213    935,335    941,049

 Transportation
    Residential                       10,514    10,777     33,760     46,427
    Commercial                        12,792    13,197     42,234     53,420
    Industrial                         6,594     7,768     24,663     35,387
    Contract Pooling                   3,231     2,054     17,054      6,117
    Other                                433       400        433        400
                                      33,564    34,196    118,144    141,751

 Other                                 5,171     5,070     16,492     15,627

Total Operating Revenues             306,966   336,479  1,069,971  1,098,427
Less- Gas Costs                      144,079   161,183    502,231    498,210
    - Revenues Taxes                  32,320    35,900    111,850    115,537

Net Operating Revenues             $ 130,567 $ 139,396 $  455,890 $  484,680

Deliveries (MDth):
 Gas Sales
    Residential                       35,416    39,644     117,031   127,631
    Commercial                         5,461     6,610      20,313    21,804
    Industrial                         1,124     1,307       4,339     4,532
                                      42,001    47,561     141,683   153,967

 Transportation (a)
    Residential                        8,009    8,245       24,917    27,291
    Commercial                        10,682    11,448      35,778    39,029
    Industrial                         8,841     9,716      31,635    37,507
    Other                                  -         -         234         -
                                      27,532    29,409      92,564   103,827

 Total Gas Sales and Transportation   69,533    76,970     234,247   257,794

 Margin per Dth delivered           $   1.88 $    1.81  $     1.95 $    1.88


 (a)Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

Credit Lines.  The Company has lines of credit totaling
$129.4 million of which North Shore Gas may borrow up to $30 million. At December 31, 1997, the Company and North Shore
Gas had unused credit available from banks of $68.8 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended December 31, 1997, and for fiscal
1997 and 1996 were 4.90, 5.01, and 4.84, respectively.

Year 2000. The Company is modifying all of its computer programs to be year 2000 compatible. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modification will have a material adverse effect on the financial position or results of operations of the Company.

                  PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

   See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number       Description of Document

           27          Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended
December 31, 1997

        None




                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                    The Peoples Gas Light and
                          Coke Company
                          (Registrant)




 February 11, 1998                 By: /s/ K. S. BALASKOVITS
  (Date)                                   K. S. Balaskovits
                                   Vice President and Controller





                                             (Same as above)
                                       Principal Accounting Officer