Form 10-Q
period 1998-03-31
PEOPLES GAS LIGHT & COKE CO
filed 1998-05-13
CIK 77388

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,817,566 shares of Common Stock, without par value, outstanding at April 30, 1998.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                   The Peoples Gas Light and Coke Company
                                                             CONSOLIDATED STATEMENTS OF INCOME
                                                                        (Unaudited)

                                    Three Months Ended               Six Months Ended         Twelve Months Ended
                                         March 31,                        March 31,                  March 31,
                                       1998	1997		1998		1997	1998		1997
                                                          (Thousands, except per-share amounts)
OPERATING REVENUES:
Gas sales                           $ 306,626    $ 436,984    $ 574,857    $ 734,197    $ 804,977    $ 1,013,558
Transportation                         37,374       48,953       70,938       83,149      106,565        129,446
Other                                   4,402        3,411        9,573        8,481       17,483         15,655
     Total Operating Revenues         348,402      489,348      655,368      825,827      929,025      1,158,659

OPERATING EXPENSES:
Gas costs                             158,137      271,885      302,216      433,069      388,482        565,294
Operation                              44,750       42,706       86,463       90,103      168,693        178,190
Maintenance                             8,935        9,204       18,829       19,990       43,532         42,775
Depreciation and amortization          16,722       16,499       33,501       32,903       66,672         65,090
Taxes - Income                         25,666       30,934       44,642       50,908       40,347         49,697
      - State and local revenue        37,812       51,699       70,132       87,599       97,963        120,161
      - Other                           7,623        4,779       12,087        9,290       21,837         19,261
     Total Operating Expenses         299,645      427,706      567,870      723,862      827,526      1,040,468

OPERATING INCOME                       48,757       61,642       87,498      101,965      101,499        118,191

OTHER INCOME
  AND (DEDUCTIONS):
Interest income                           112        1,759          326        2,004        2,475          3,504
Allowance for funds used
  during construction                     357           35          593           62          799             85
Interest on long-term debt             (7,785)      (7,778)     (15,562)     (15,548)     (31,108)       (31,103)
Other interest expense                   (805)        (651)      (1,760)      (1,348)      (2,608)        (2,531)
Income taxes                               73         (725)         (69)        (797)        (929)        (3,817)
Miscellaneous - net                      (310)          46         (202)         100         (644)         6,444
     Total Other Income
       and Deductions                  (8,358)      (7,314)     (16,674)     (15,527)     (32,015)       (27,418)

NET INCOME APPLICABLE
  TO COMMON STOCK                   $  40,399     $ 54,328     $ 70,824     $ 86,438     $ 69,484      $  90,773


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  The Peoples Gas Light and Coke Company

                                                        CONSOLIDATED BALANCE SHEETS


                                                      March 31,                        March 31,
                                                         1998      September 30,          1997
                                                     (Unaudited)         1997         (Unaudited)
                                                                (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost    $ 1,843,098   $ 1,819,567   $ 1,780,800
Less - Accumulated depreciation                        635,695       614,224       594,404
Net property, plant and equipment                    1,207,403     1,205,343     1,186,396
Other investments                                        5,290         5,470         5,918
     Total Capital Investments - Net                 1,212,693     1,210,813     1,192,314

CURRENT ASSETS:
Cash and cash equivalents                               22,441        18,509        30,485
Temporary cash investments                              15,500        15,500        15,500
Receivables -
  Customers, net of allowance for uncollectible accounts
    of $25,285, $28,959, and $32,347, respectively     128,407        67,330       208,889
  Other                                                 36,643        40,159        30,379
Accrued unbilled revenues                               51,981        20,109        54,117
Materials and supplies, at average cost                 15,321        13,225        12,524
Gas in storage, at last-in, first-out cost              31,318        67,536        27,341
Gas costs recoverable through rate adjustments          11,741         3,328             -
Regulatory assets                                        5,724        13,139        26,746
Prepayments                                             54,503        39,802        25,859
     Total Current Assets                              373,579       298,637       431,840

OTHER ASSETS:
Non-Current Regulatory assets                           30,366        32,473        33,971
Deferred charges                                        17,412        15,704        16,460
     Total Other Assets                                 47,778        48,177        50,431

     Total Properties and Other Assets             $ 1,634,050   $ 1,557,627   $ 1,674,585

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                             The Peoples Gas Light and Coke Company

                                                  CONSOLIDATED BALANCE SHEETS

                                                          March 31,                     March 31,
                                                            1998       September 30,          1997
                                                         (Unaudited)       1997         (Unaudited)
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding - 24,817,566 shares                          $  165,307  $   165,307   $  165,307
Retained earnings                                              448,223      409,662      458,262
     Total Common Stockholder's Equity                         613,530      574,969      623,569

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                  462,400      462,400      462,400
     Total Capitalization                                    1,075,930    1,037,369    1,085,969

CURRENT LIABILITIES:
Interim loans                                                      700          700          700
Accounts payable                                               105,409      113,502      124,062
Dividends payable on common stock                               15,883       32,015       13,898
Customer gas service and credit deposits                        24,791       39,753       15,699
Accrued taxes                                                   67,342       19,056       89,713
Gas sales revenue refundable through rate adjustments               18       14,484        8,726
Accrued interest                                                 8,583        8,763        8,573
Temporary LIFO liquidation credit                               33,276            -       45,422
     Total Current Liabilities                                 256,002      228,273      306,793

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation     239,241      229,225      219,254
Investment tax credits being amortized over
   the average lives of related property                        29,654       30,350       30,980
Other                                                           33,223       32,410       31,589
     Total Deferred Credits and Other Liabilities              302,118      291,985      281,823

     Total Capitalization and Liabilities                   $1,634,050  $ 1,557,627  $ 1,674,585

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Six Months Ended
                                                               March 31,
                                                            1998     1997
                                                        (Thousands of Dollars)
Operating Activities:
Net Income                                               $  70,824   $ 86,438
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                             33,501     32,903
  Deferred income taxes and investment tax credits - net     8,431      4,505
  Change in other deferred credits and other liabilities     1,702      4,499
  Change in other assets                                    (2,408)       445
  Change in current assets and liabilities:
    Receivables - net                                      (57,561)  (144,071)
    Accrued unbilled revenues                              (31,872)   (28,583)
    Materials and supplies                                  (2,096)     1,493
    Gas in storage                                          36,218     28,535
    Gas costs recoverable                                   (8,413)    17,420
    Regulatory assets                                        7,415      7,997
    Prepayments                                            (14,701)   (13,962)
    Accounts payable                                        (8,093)     2,409
    Customer gas service and credit deposits               (14,962)   (21,422)
    Accrued taxes                                           48,286     58,471
    Gas sales revenue refundable                           (14,466)    (2,008)
    Accrued interest                                          (180)      (185)
    Temporary LIFO liquidation credit                       33,276     45,422

     Net Cash Provided by (Used in) Operating Activities    84,901     80,306

Investing Activities:
Capital expenditures - construction                        (32,608)   (26,260)
Other assets                                                  (147)       179
Other capital investments                                      180         29
Other temporary cash investments                                 -    (15,000)

     Net Cash Used in Investing Activities                 (32,575)   (41,052)

Financing Activities:
Dividends paid on common stock                             (48,394)   (26,306)

     Net Cash Provided by (Used in) Financing Activities   (48,394)   (26,306)

Net Increase (Decrease) in Cash and Cash Equivalents         3,932     12,948
Cash and Cash Equivalents at Beginning of Period            18,509     17,537

Cash and Cash Equivalents at End of Period               $  22,441  $  30,485

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

      Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the six months
        ended March 31,            1998          1997
                                         (Thousands)
         Income taxes paid       $12,190        $23,488
         Interest paid            16,314         16,608

2F Recovery of Gas Costs

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1998, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.4 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three Manufactured Gas Sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at March 31, 1998 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At March 31, 1998, it had recovered $6.3 million of such costs through rates.

4.  LONG-TERM DEBT

Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date.
The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1997, have been remarketed. The interest rate on such bonds is 3.875 percent for the period October 1, 1997, through September 30, 1998.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by the Company's Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1997, have been remarketed. The interest rate on such bonds is 3.90 percent for the period December 1, 1997, through November 30, 1998.

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


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $13.9 million, to $40.4 million, for the three-month period ending March 31, 1998, due primarily to weather that was 19 percent warmer than in the comparable quarter last year. Prior period adjustments to accrued income taxes and pension expense also contributed to the decline in comparative results. Partially offsetting these negative factors were lower other operation and maintenance expenses.

   Net income applicable to common stock decreased $15.6 million, to $70.8 million, for the six-month period ending March 31, 1998, due principally to lower gas deliveries attributable to warmer weather and conservation in the current period. Other factors affecting the period were a tax accrual adjustment in the year-ago period and reduced interest income. A decline in operation and maintenance expenses partially offset these negative factors.

   Net income applicable to common stock decreased $21.3 million, to $69.5 million, for the 12-month period ending March 31, 1998, due mainly to reduced gas deliveries caused by warmer weather and conservation. The prior period's one-time gain associated with the expiration of gas storage contracts, along with increased costs associated with outside professional services, also negatively impacted comparative results for the period. Benefiting the current period were a reduction in pension expense caused by a change in settlement accounting attributed to employees choosing early retirement and a decline in other operation and maintenance expenses.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                       Three Months Ended     Six Months Ended       12 Months Ended
                                        March 31, 1998         March 31, 1998         March 31, 1998
                                      Increase/(Decrease)    Increase/(Decrease)    Increase/(Decrease)
                                       From Prior Period      From Prior Period      From Prior Period
(Thousands of dollars)                 Amount        %        Amount        %        Amount        %
Net operating revenues (a)             $(13,311)    (8.0)   $(22,139)     (7.3)    $(30,624)     (6.5)
Operation and maintenance expenses        1,775      3.4      (4,801)     (4.4)      (8,740)     (4.0)
Depreciation and amortization expense       223      1.4         598       1.8        1,582       2.4
Income taxes                             (5,268)   (17.0)     (6,266)    (12.3)      (9,350)    (18.8)
Other income and deductions               1,044     14.3       1,147       7.4        4,597      16.8
Net income applicable to common stock   (13,929)   (25.6)    (15,614)    (18.1)     (21,289)    (23.5)


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

   Net operating revenues declined $13.3 million, to $152.5 million, for the current three-month period due primarily to El
Nino which caused weather to be 19 percent warmer than the same period a year-ago.

   Net operating revenues declined $22.1 million, to $283.0 million, and $30.6 million, to $442.6 million, for the current six- and 12-month periods, respectively, due primarily to weather that was 14 and 12 percent warmer, respectively, than comparable periods a year ago.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $1.8 million, to $53.7 million, for the current three-month period, due primarily to a $3.9 million increase in pension expense, caused by a prior period adjustment to reflect changes in settlement accounting, and a $1.3 million increase in costs of outside professional services. In addition, a prior period adjustment to costs associated with claim settlements resulted in an increase of $1.0 million in the current period. Partially offsetting these negative effects were a decrease in the provision for uncollectible accounts caused by reduced revenues resulting from warmer weather ($3.6 million) and lower group insurance expense ($436,000).

   Operation and maintenance expenses decreased $4.8 million, to $105.3 million, for the current six-month period due largely to a $4.3 million decrease in the provision for uncollectible accounts and to a $1.5 million decrease in environmental costs recovered through rates. Also contributing to the period were reduced group insurance expenses ($936,000). These effects were offset, in part, by increases in costs of outside professional services ($1.4 million) and a prior period adjustment to costs associated with claim settlements ($1.3 million).

   Operation and maintenance expenses decreased $8.7 million, to $212.2 million, for the current 12-month period, due mainly to a $7.4 million decrease in pension expense caused by a change in settlement accounting attributed to employees choosing early retirement and a $6.6 million decrease in the provision for uncollectible accounts. Also, affecting the comparison between period were decreases in group insurance expense ($2.0 million), reengineering costs ($1.9 million), and environmental costs recovered through rates ($1.9 million). These positive developments were partially offset by increases in costs associated with outside professional services ($4.2 million) and a prior period adjustment to costs associated with and claim settlements ($621,000).

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $223,000, to $16.7 million, $598,000, to $33.5 million, and $1.6 million, to $66.7 million, for the current three-, six- and 12-month periods, respectively, due mainly to net property additions.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, decreased $5.3 million, to $25.7 million, $6.3 million, to $44.6 million, and $9.4 million, to $40.3 million, for the current three-, six- and 12-month periods, respectively, due primarily to lower pre-tax income. Partially offsetting the effects of the lower pre-tax income in each of the comparative periods was a prior year adjustment to reduce income tax accruals.

Other Income and Deductions

   Other income and deductions increased $1.0 million, and $1.1 million, for the current three- and six-month periods, respectively, due largely to a decrease in miscellaneous interest revenues and higher interest expense. Partially offsetting these effects was an increase in the allowance for funds used during construction.

   Other income and deductions increased $4.6 million for the current 12-month period due principally to the prior period's gain of $3.7 million, net of income taxes, associated with the expiration of natural gas storage contracts. This increase was offset, in part, by an increase in the allowance for funds used during construction and a decrease in interest expense on amounts refundable to customers.


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

Operating Statistics. The following table represents gas distribution margin components:

                              Three Months Ended       Six Months Ended          Twelve Months Ended
                              March 31,                March 31,                 March 31,
                              1998         1997        1998         1997         1998         1997
Operating Revenues (Thousands):
 Gas sales
  Residential                 $ 258,194    $ 365,198   $ 487,850    $ 616,986    $ 683,092    $   855,259
  Commercial                     40,931       59,203      73,361       97,641      103,199        132,741
  Industrial                      7,501       12,583      13,646       19,570       18,686         25,558
                                306,626      436,984     574,857      734,197      804,977      1,013,558

 Transportation
  Residential                    12,950       12,801      23,464       23,578       33,910         36,838
  Commercial                     14,796       16,309      27,588       29,506       40,722         44,632
  Industrial                      7,226        8,127      13,820       15,895       23,764         29,742
  Contract Pooling                2,301       11,710       5,532       13,764        7,636         17,828
  Other                             101            6         534          406          533            406

                                 37,374       48,953      70,938       83,149      106,565        129,446

 Other                            4,402        3,411       9,573        8,481       17,483         15,655

Total Operating Revenues        348,402      489,348     655,368      825,827      929,025      1,158,659
Less - Gas Costs                158,137      271,885     302,216      433,069      388,482        565,294
     - Revenues Taxes            37,812       51,699      70,132       87,599       97,963        120,161

Net Operating Revenues        $ 152,453    $ 165,764   $ 283,020    $ 305,159    $ 442,580    $   473,204

Deliveries (MDth):
 Gas Sales
  Residential                    44,248       54,786      79,664       94,430      106,493        123,776
  Commercial                      7,709        9,345      13,169       15,955       18,676         21,249
  Industrial                      1,563        2,152       2,687        3,459        3,750          4,543
                                 53,520       66,283      95,520      113,844      128,919        149,568

 Transportation (a)
  Residential                    10,088       10,410      18,097       18,655       24,595         25,898
  Commercial                     12,722       14,448      23,405       25,896       34,053         37,045
  Industrial                     10,373        9,674      19,214       19,390       32,334         34,580
  Other                               -          224           -          234            -            234
                                 33,183       34,756      60,716       64,175       90,982         97,757

 Total Gas Sales
   and Transportation            86,703      101,039     156,236      178,019      219,901        247,325

 Margin per Dth delivered     $    1.76    $    1.64   $    1.81    $    1.71    $    2.01    $      1.91



(a)Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

Credit Lines.  The Company has lines of credit totaling
$129.4 million of which North Shore Gas may borrow up to $30 million. At March 31, 1998, the Company and North Shore Gas had unused credit available from banks of $91.2 million of which $30 million was available to North Shore Gas.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended March 31, 1998, and for fiscal
1997 and 1996 were 4.29, 5.01, and 4.84, respectively.

Year 2000. The Company is modifying all of its computer programs to be year 2000 compliant. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modifications will have a material adverse effect on the financial position or results of operations of the Company. The Company's year 2000 modification program has achieved substantial progress and the Company expects that the modifications will be completed and fully tested prior to the year 2000. The Company is also requiring that other parties, particularly vendors with whom the Company electronically interacts, have year 2000 compatible computer systems. The Company, however, cannot control the success of other parties' year 2000 modification efforts.

Forward-Looking Information.  Management's
Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains statements that may be considered forward-looking, such as the discussion of the effect of weather on net income, cash position and coverage ratios, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Company, environmental matters, and the discussion concerning year 2000 compliant information systems.
These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially because the realization of those results is subject to many uncertainties, including:

"    The future health of the U.S. and Illinois
economies.

"    The timing and extent of changes in energy
commodity prices and interest rates.

"    Regulatory developments in the U.S., Illinois
and other states where the Company has investments.

"    Changes in the nature of the Company's
competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors.

"    The ability of various vendors and others
with whom the Company electronically interacts to complete year 2000 systems modification efforts on a timely basis and in a manner that allows them to continue normal business transactions with the Company without disruption.

   Some of these uncertainties that may affect future results are discussed in more detail in the sections of "Item 1 - Business" of the Annual
Report on Form 10-K captioned "Competition",
"Sales and Rates", "State Legislation and
Regulation", "Federal Legislation and
Regulation", "Environmental Matters", and
"Current Gas Supply". All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.







		PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

   See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 4. Submission of Matters to a Vote of Security Holders

             a. On March 26, 1998, the following persons were elected Directors of the Company and comprise the entire Board of Directors of the Company: Kenneth
            S. Balaskovits, J. Bruce Hasch, James Hinchliff, Thomas M. Patrick, and Richard E. Terry.

             b. The following matter was voted upon at the Annual Meeting of Shareholders.
            There were no broker non-votes with respect to any matters voted upon.

               1.The election of nominees for directors who
                will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Thomas M. Patrick, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:


                                       FOR          WITHHELD
        Kenneth S. Balaskovits . . 24,817,566            0
        J. Bruce Hasch . . . . . . 24,817,566            0
        James Hinchliff . . . . .. 24,817,566            0
        Thomas M. Patrick . . . .. 24,817,566            0
        Richard E. Terry . . . . . 24,817,566            0


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number                          Description of Document

           27          Financial Data Schedule

               b. Reports on Form 8-K filed during the quarter ended March 31, 1998

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




                    The Peoples Gas Light and
                          Coke Company
                          (Registrant)




 May 13, 1998                      By: /s/ K. S. BALASKOVITS
   (Date)                                  K. S. Balaskovits
                                    Vice President and Controller





                         (Same as above)
                      Principal Accounting
                             Officer