Form 10-Q
period 1998-06-30
PEOPLES GAS LIGHT & COKE CO
filed 1998-08-13
CIK 77388

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

  (Mark One)


   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at July 31, 1998.


                                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                     The Peoples Gas Light and Coke Company
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                     Three Months Ended     Nine Months Ended      Twelve Months Ended
                                          June 30,               June 30,                 June 30,
                                       1998       1997       1998        1997        1998         1997
                                                         (Thousands, except per-share amounts)
OPERATING REVENUES:
Gas sales                           $ 132,175  $ 150,871  $ 707,032  $   885,068  $ 786,281  $   981,703
Transportation                         21,319     22,254     92,257      105,403    105,630      121,719
Other                                   3,870      4,183     13,443       12,663     17,170       16,108
     Total Operating Revenues         157,364    177,308    812,732    1,003,134    909,081    1,119,530

OPERATING EXPENSES:
Gas costs                              53,633     62,419    355,849      495,488    379,696      533,827
Operation                              39,171     38,904    125,634      129,006    168,960      169,820
Maintenance                            10,816     12,093     29,645       32,083     42,255       44,301
Depreciation and amortization          17,042     16,659     50,543       49,563     67,055       65,615
Taxes     - Income                      1,308      5,806     45,951       56,713     35,849       50,594
          - State and local revenue    13,205     18,596     83,337      106,195     92,572      117,248
          - Other                       7,091      4,685     19,178       13,975     24,243       18,985
     Total Operating Expenses         142,266    159,162    710,137      883,023    810,630    1,000,390

OPERATING INCOME                       15,098     18,146    102,595      120,111     98,451      119,140

OTHER INCOME
  AND (DEDUCTIONS):
Interest income                           579        974        905        2,978      2,080        3,683
Allowance for funds used
  during construction                     436         82      1,030          144      1,153          157
Interest on long-term debt             (7,785)    (7,773)   (23,347)     (23,321)   (31,120)     (31,099)
Other interest expense                   (424)      (333)    (2,184)      (1,681)    (2,699)      (2,195)
Income taxes                              (62)      (389)      (131)      (1,186)      (602)      (2,300)
Miscellaneous - net                      (483)      (313)      (685)        (213)      (814)       1,876
     Total Other Income
       and Deductions                  (7,739)    (7,752)   (24,412)     (23,279)   (32,002)     (29,878)

NET INCOME APPLICABLE
  TO COMMON STOCK                   $   7,359  $  10,394  $  78,183  $    96,832  $  66,449  $    89,262


The Notes to Consolidated Financial Statements are an integral part of these statements.



                              The Peoples Gas Light and Coke Company

                                   CONSOLIDATED BALANCE SHEETS


                                                           June 30,                  June 30,
                                                             1998     September 30,    1997
                                                          (Unaudited)     1997      (Unaudited)
                                                                     (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost           $ 1,855,982  $ 1,819,567  $ 1,795,178
Less - Accumulated depreciation                               645,337      614,224      605,626
Net property, plant and equipment                           1,210,645    1,205,343    1,189,552
Other investments                                               5,229        5,470        5,499
     Total Capital Investments - Net                        1,215,874    1,210,813    1,195,051

CURRENT ASSETS:
Cash and cash equivalents                                      19,003       18,509       70,293
Temporary cash investments                                     25,100       15,500       15,500
Receivables -
  Customers, net of allowance for uncollectible accounts
    of $23,584, $28,959, and $31,406, respectively             77,090       67,330      117,881
  Other                                                        37,549       40,159       32,552
Accrued unbilled revenues                                      19,021       20,109       18,402
Materials and supplies, at average cost                        13,388       13,225       13,313
Gas in storage, at last-in, first-out cost                     53,188       67,536       42,269
Gas costs recoverable through rate adjustments                  3,054        3,328            -
Regulatory assets                                               5,887       13,139       20,310
Prepayments                                                    63,449       39,802       34,125
     Total Current Assets                                     316,729      298,637      364,645

OTHER ASSETS:
Non-current regulatory assets                                  29,338       32,473       32,866
Deferred charges                                               21,540       15,704       15,508
     Total Other Assets                                        50,878       48,177       48,374

     Total Properties and Other Assets                    $ 1,583,481  $ 1,557,627  $ 1,608,070

The Notes to Consolidated Financial Statements are an integral part of these statements.


                               The Peoples Gas Light and Coke Company

                                     CONSOLIDATED BALANCE SHEETS

                                                              June 30,                 June 30,
                                                                1998    September 30,    1997
                                                             (Unaudited)     1997     (Unaudited)
                                                                     (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized - 40,000,000 shares
   Outstanding - 24,817,566 shares                         $   165,307  $   165,307  $   165,307
Retained earnings                                              439,947      409,662      455,007
     Total Common Stockholder's Equity                         605,254      574,969      620,314

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                  462,400      462,400      462,400
     Total Capitalization                                    1,067,654    1,037,369    1,082,714

CURRENT LIABILITIES:
Interim loans                                                      700          700            -
Accounts payable                                               109,235      113,502      107,799
Dividends payable on common stock                               15,635       32,015       13,650
Customer gas service and credit deposits                        24,487       39,753       17,663
Accrued taxes                                                   42,347       19,056       57,526
Gas sales revenue refundable through rate adjustments            5,888       14,484       14,310
Accrued interest                                                 6,523        8,763        6,505
Temporary LIFO liquidation credit                                2,624            -       21,659
     Total Current Liabilities                                 207,439      228,273      239,112

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation     245,173      229,225      224,155
Investment tax credits being amortized over
   the average lives of related property                        29,307       30,350       30,632
Other                                                           33,908       32,410       31,457
     Total Deferred Credits and Other Liabilities              308,388      291,985      286,244

     Total Capitalization and Liabilities                  $ 1,583,481  $ 1,557,627  $ 1,608,070

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  The Peoples Gas Light and Coke Company
	           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                         Nine Months Ended
                                                               June 30,
                                                           1998       1997
                                                       (Thousands of Dollars)
Operating Activities:
Net Income                                               $ 78,183  $ 96,832
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                            50,543    49,563
  Deferred income taxes and investment tax credits - net   13,570     8,713
  Change in other deferred credits and other liabilities    2,833     4,712
  Change in deferred charges                               (6,911)    1,098
  Change in current assets and liabilities:
    Receivables - net                                      (7,150)  (55,236)
    Accrued unbilled revenues                               1,088     7,132
    Materials and supplies                                   (163)      704
    Gas in storage                                         14,348    13,607
    Gas costs recoverable                                     274    17,421
    Regulatory assets                                       7,252    14,433
    Prepayments                                           (23,647)  (22,228)
    Accounts payable                                       (4,267)  (13,853)
    Customer gas service and credit deposits              (15,266)  (19,458)
    Accrued taxes                                          23,291    26,283
    Gas sales revenue refundable                           (8,596)    3,576
    Accrued interest                                       (2,240)   (2,253)
    Temporary LIFO liquidation credit                       2,624    21,659

     Net Cash Provided by Operating Activities            125,766   152,705

Investing Activities:
Capital expenditures - construction                       (51,858)  (44,174)
Other assets                                                  223      (319)
Other capital investments                                     241       448
Other temporary cash investments                           (9,600)  (15,000)

     Net Cash Used in Investing Activities                (60,994)  (59,045)

Financing Activities:
Dividends paid on common stock                            (64,278)  (40,204)
Interim Loans                                                   -      (700)

     Net Cash Used in Financing Activities                (64,278)  (40,904)

Net Increase in Cash and Cash Equivalents                     494    52,756
Cash and Cash Equivalents at Beginning of Period           18,509    17,537

Cash and Cash Equivalents at End of Period               $ 19,003  $ 70,293

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

Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the nine months
        ended June 30,             1998      1997
                                         (Thousands)
         Income taxes paid       $11,935   $31,078
         Interest paid            25,961    26,452

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

2G Accounting Standard

The Company adopted Statement of Position (SOP) 96-1,
"Environmental Remediation Liabilities" in the first quarter of fiscal 1998. The application of the statement did not have a material effect on the Company's financial condition or results of operations.


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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1998, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $10.7 million. This amount includes an estimate of the costs of the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the 110th Street Station Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three Manufactured Gas Sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at June 30, 1998 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At June 30, 1998, it had recovered $6.5 million of such costs through rates.

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

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $3.0 million, to $7.4 million, for the three-month period ended June 30, 1998, due primarily to weather that was 39 percent warmer than in the comparable quarter last year. Increases in outside professional services and depreciation and amortization expenses also contributed to the decline. Partially offsetting these effects were decreases in the provision for uncollectible accounts and an adjustment to taxes accrued.

        Net income applicable to common stock decreased $18.6 million, to $78.2 million, and $22.8 million, to $66.4 million, for the nine- and 12-month periods ended June 30, 1998, respectively, reflecting weather that was 18 percent warmer in both comparable periods. Also contributing to the declines were increases in outside professional services. A one-time gain associated with the expiration of natural gas storage contracts in the prior period also affected the 12-month comparison. For both periods, the decline in earnings was partially offset by decreased operation and maintenance expenses.


   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                        Three Months Ended   Nine Months Ended      12 Months Ended
                                           June 30, 1998       June 30, 1998         June 30, 1998
                                        Increase/(Decrease) Increase/(Decrease)   Increase/(Decrease)
                                         From Prior Period   From Prior Period     From Prior Period
(Thousands of dollars)                   Amount        %      Amount        %       Amount        %
Net operating revenues (a)              $(5,767)     (6.0)   $(27,905)    (7.0)   $(31,642)     (6.8)
Operation and maintenance expenses       (1,010)     (2.0)     (5,810)    (3.6)     (2,906)     (1.4)
Depreciation and amortization expense       383       2.3         980      2.0       1,440       2.2
Other taxes                               2,406      51.4       5,203     37.2       5,258      27.7
Income taxes                             (4,498)    (77.5)    (10,782)   (19.0)    (14,745)    (29.1)
Other income and deductions                 (13)     (0.2)      1,133      4.9       2,124       7.1
Net income applicable to common stock    (3,035)    (29.2)    (18,649)   (19.3)    (22,813)    (25.6)

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

   Net operating revenues declined $5.8 million, to $90.5 million, for the current three-month period due primarily to the effect of El Nino which caused weather to be 39 percent warmer than during the same period a year-ago.

   Net operating revenues declined $27.9 million, to $373.5 million, and $31.6 million, to $436.8 million, for the current nine- and 12-month periods, respectively, due primarily to weather that was 18 percent warmer, in both periods, than during comparable periods a year-ago.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $1.0 million, to $50.0 million, for the current three-month period, due primarily to a $494,000 decrease in the provision for uncollectible accounts, caused by reduced revenues, and to reduced group insurance expenses ($417,000). In addition, costs associated with operating and maintaining the Company's distribution system decreased by $383,000, along with reductions in pension expense ($341,000), reengineering costs ($242,000), and other non-labor operation and maintenance expenses. These reductions were offset, in part, by higher labor costs of $675,000, and by an increase in the cost of outside professional services of $2.1 million. The cost of outside professional services has increased primarily due to the use of contract programmers to maintain existing systems while the Company's staff is involved in the development and implementation of a new customer information system.

   Operation and maintenance expenses decreased $5.8 million, to $155.3 million, and $2.9 million, to $211.2 million, for the current nine- and 12-month periods, respectively, due mainly to $4.8 million and $5.3 million decreases in the provision for uncollectible accounts and to $1.6 million and $1.8 million decreases in environmental costs recovered through rates, respectively. Also contributing to the positive variations were reduced group insurance expenses of $1.4 million and $2.2 million, and decreased costs associated with operating and maintaining the Company's distribution systems of $969,000 and $990,000, respectively. These effects were offset, in part, by increases in costs of outside professional services ($3.5 million and $5.8 million, respectively), a prior period adjustment to costs associated with claim settlements of $1.3 million and $1.0 million, respectively, and increases in labor costs of $367,000 and $1.9 million, respectively.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $383,000, to $17.0 million, $980,000, to $50.5 million, and $1.4 million, to $67.1 million, for the current three-, nine- and 12-month periods, respectively, due mainly to net property additions.

Other Taxes

   Other taxes increased $2.4 million, to $7.1 million, $5.2 million, to $19.2 million, and $5.3 million, to $24.2 million, for the current three-, nine- and 12-month periods, respectively, due primarily to the new Supplemental Low Income Energy Assistance Charge. Since this charge was collected from customers, it had no impact on net income.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, decreased $4.5 million, to $1.3 million, $10.8 million, to $46.0 million, and $14.7 million, to $35.8 million, for the current three-, nine- and 12-month periods, respectively, due primarily to lower pre-tax income and a current period adjustment to reduce taxes accrued. Partially offsetting these effects in the nine- and 12-month comparative periods was a prior period adjustment to reduce income tax accruals.

Other Income and Deductions

   Other income and deductions increased $1.1 million for the current nine-month period due chiefly to a decrease in miscellaneous interest revenues, higher interest expense and a loss on disposition of property. Partially offsetting these effects was an increase in the allowance for funds used during construction.

   Other income and deductions increased $2.1 million for the current 12-month period due primarily to the prior period's gain of $1.3 million, net of income taxes, associated with the expiration of natural gas storage contracts. Also contributing to the variation between periods was a decrease in miscellaneous interest revenues, higher interest expense and a loss on disposition of property. These effects were offset, in part, by an increase in the allowance for funds used during construction.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standard.  In fiscal 1998, the Company adopted SOP 96-
1, "Environmental Remediation Liabilities".  (See Note 2G of the
Notes to Consolidated Financial Statements.)

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

Operating Statistics.
The following table represents gas distribution margin components:

                              Three Months Ended     Nine Months Ended     Twelve Months Ended
                                   June 30,               June 30,              June 30,
                                1998       1997       1998        1997       1998        1997
Operating Revenues (Thousands):
 Gas sales
  Residential                $ 115,636  $ 127,380  $ 603,487  $  744,366  $ 671,350  $  826,819
  Commercial                    13,966     19,639     87,325     117,280     97,524     129,753
  Industrial                     2,573      3,852     16,220      23,422     17,407      25,131
                               132,175    150,871    707,032     885,068    786,281     981,703

 Transportation
  Residential                    6,491      6,652     29,955      30,230     33,749      34,616
  Commercial                     8,231      7,916     35,819      37,422     41,036      43,105
  Industrial                     5,123      5,486     18,943      21,432     23,401      25,464
  Contract Pooling               1,364      2,200      6,896      15,913      6,800      18,128
  Other                            110          -        644         406        644         406

                                21,319     22,254     92,257     105,403    105,630     121,719

 Other                           3,870      4,183     13,443      12,663     17,170      16,108

Total Operating Revenues       157,364    177,308    812,732   1,003,134    909,081   1,119,530
Less - Gas Costs                53,633     62,419    355,849     495,488    379,696     533,827
     - Revenue Taxes            13,205     18,596     83,337     106,195     92,572     117,248

Net Operating Revenues       $  90,526  $  96,293  $ 373,546  $  401,451  $ 436,813  $  468,455

Deliveries (MDth):
 Gas Sales
  Residential                   14,594     19,767     94,258     114,197    101,320     122,553
  Commercial                     2,078      3,763     15,248      19,719     16,992      21,518
  Industrial                       486        833      3,173       4,291      3,403       4,608
                                17,158     24,363    112,679     138,207    121,715     148,679

 Transportation (a)
  Residential                    4,092      4,613     22,189      23,268     24,074      25,466
  Commercial                     6,626      6,545     30,030      32,440     34,133      36,488
  Industrial                     8,289      7,155     27,503      26,545     33,468      32,118
  Other                              -          -          -         234          -         234
                                19,007     18,313     79,722      82,487     91,675      94,306

 Total Gas Sales
   and Transportation           36,165     42,676    192,401     220,694    213,390     242,985

 Margin per Dth delivered    $    2.50  $    2.26  $    1.94  $     1.82  $    2.05  $     1.93


 (a)Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

Credit Lines. The Company has lines of credit totaling $129.4 million of which North Shore Gas may borrow up to $30 million.
At June 30, 1998, the Company and North Shore Gas had unused credit available from banks of $91.2 million of which $30 million was available to North Shore Gas.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended June 30, 1998, and for fiscal
1997 and 1996 were 4.04, 5.01, and 4.84, respectively.

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


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number       Description of Document

           27          Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended June
30, 1998

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




                    The Peoples Gas Light and
                          Coke Company
                          (Registrant)




 August 11, 1998                 By: /s/ K. S. BALASKOVITS
    (Date)                               K. S. Balaskovits
                                    Vice President and Controller





                         (Same as above)
                      Principal Accounting
                             Officer





                                                                      Exhibit 27