Form 10-K405
period 1998-09-30
PEOPLES GAS LIGHT & COKE CO
filed 1998-12-18
CIK 77388

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

    (Mark One)
       [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

  None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value, 24,817,566 shares outstanding at November 30, 1998.

                   Documents Incorporated by Reference
                                  None

                                CONTENTS

                                                            Page
Item No.                                                     No.

       Part I

  1.   Business                                              3

  2.   Properties                                            7

  3.   Legal Proceedings                                     8

  4.   Submission of Matters to a Vote of Security Holders   8

       Part II

  5.   Market for the Company's Common Stock and Related
           Stockholder Matters                               8

  6.   Selected Financial Data                               9

  7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition            10

 7A.   Quantitative and Qualitative Disclosures About
           Market Risk                                      16

  8.   Financial Statements and Supplementary Data          17

  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure              35

       Part III

 10.   Directors and Executive Officers of the Company      35

 11.   Executive Compensation                               37

 12.   Security Ownership of Certain Beneficial Owners and
           Management                                       42

 13.   Certain Relationships and Related Transactions       43

       Part IV

 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                               43

Signatures                                                  45

Exhibit Index                                               46

                 The Peoples Gas Light and Coke Company

                       ANNUAL REPORT ON FORM 10-K

                  FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                 PART I

ITEM 1.  BUSINESS

GENERAL

   The Peoples Gas Light and Coke Company (Company) is a corporation created by a special act of the General Assembly of the State of Illinois (State), approved February 12, 1855, as amended on February 7, 1865.

   The Company, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 833,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago
(City).  The Company had 2,546 employees at September 30, 1998.

   At September 30, 1998, the common stock of the Company and of its utility affiliate, North Shore Gas Company (North Shore Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).

COMPETITION AND DEREGULATION

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

   On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, will be able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given choice on May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50% of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15% of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission (Commission). In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, have reduced their residential rates by 15% on August 1, 1998 and must reduce their rates by another 5% on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. It is too early to determine what effects this restructuring of the electric market will have on the competitive position of the Company.

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

   On October 26, 1998, the Company made a filing with the Commission under which the price for natural gas would be set at a fixed level for at least the next five years. Under the current system, the Company makes purchases in the open, unregulated gas market and passes those costs, as incurred, onto customers through a monthly gas charge. While the Company makes no profit on the gas, the market price and the price customers pay can fluctuate significantly due to the effects of supply and demand. Under the current system, the customer bears the full risk of the market. The proposed fixed-price gas charge would protect the Company's gas customers from the market fluctuations and from increases in gas costs due to inflation and other market forces. The proposal reflects a fixed gas price of 32.76 cents per therm for customers of the Company. This fixed unit price is comparable to the average price paid by the Company's customers over the last two years.

   By eliminating the monthly price fluctuations, the Company could shield customers from price increases, although gas bills would still reflect customers' increased usage during colder weather. As the Company would assume and manage this risk, it would have an opportunity to earn a profit on this initiative.

   The Commission has eight months to review the filing during which period, the Company may update its proposal. At the conclusion of the review, the Commission may modify the proposal. However, the Company has the right to accept the outcome or reject it and continue under the current system.

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

   A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, none of the Company's pipeline suppliers has undertaken any service bypassing the Company. The Company has a bypass rate approved by the Commission which allows the Company to renegotiate rates with customers that are potential bypass candidates. (See Other Matters - Large-Volume Gas Service Agreements in Item 7.)

SALES AND RATES

   The Company sells natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariff of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs).


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

   Most of the gas distributed by the Company is transported to the Company's distribution system by interstate pipelines. In their provision of gas services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

ENVIRONMENTAL MATTERS

   The Company is subject to federal and state environmental laws. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 2 of the Notes to Consolidated Financial Statements.)

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

   The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1998-1999 heating season for the Company:


                                   Design Peak-Day    Year of
                                   Availability      Contract
Source                             (MDth)            Expiration
Firm direct purchases (1)                 551        1999-2001
Liquefied petroleum gas                    40
Peaking Service:
   Peoples Energy Resources                60           (2)
Storage gas:
   Leased (3)                             563        1999-2003
   Peoples-Manlove (4)                    993
Customer-owned gas (5)                    300
Total expected design
   peak-day availability                2,507


(1)Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary, with the longest term being 11 years.

(2)The contract with Peoples Energy Resources is for an initial term expiring November 30, 1999; the contract continues in effect from year to year thereafter unless canceled by either party upon 12 months' prior notice.

(3)Consists of leased storage services required to meet design day requirements with contract lengths varying from one to five years.

(4)Manlove Field, the Company's underground storage facility located near Champaign, Illinois, has seasonal top-gas inventory of approximately 27,000 MDth for system supply, of which approximately 1,566 MDth is dedicated to North Shore Gas. The Company also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1998-99 heating season, Manlove Field complex will have a maximum design peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(5)Consists of gas supplies purchased directly from producers and marketers by the Company's commercial, industrial, and larger residential customers.


   The sources of gas supply (including gas transported for customers) in MDth for the Company for the three fiscal years ended September 30, 1998, 1997, and 1996, were as follows:


                                                1998        1997        1996

 Gas purchases                                120,531     156,097     174,552
 Liquefied petroleum gas produced                   8           7         114
 Customer-owned gas-received                   93,758      91,476      93,141
 Underground storage-net                       (2,939)     (3,786)        228
 Exchange gas-net                               4,975         (39)     (4,446)
 Company use and unaccounted-for gas           (3,693)     (2,071)     (3,169)
       Total (a)                              212,640     241,684     260,420



     (a)  See "Gas Sold and Transported" in Item 6.



ITEM 2.  PROPERTIES

   All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

   The distribution system of the Company, at September 30, 1998, consisted of approximately 4,000 miles of distribution mains and necessary pressure regulators, approximately 495,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 882,000 meters installed on customers' premises. The Company has liquefied petroleum gasification and storage facilities. In addition, it owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

   The Company has gas storage easements covering approximately 32,000 acres located at Manlove Field near Champaign, Illinois, overlying an aquifer-type underground natural gas storage reservoir, together with wells, pipes, compressors, dehydration, metering, and other equipment required to operate the facility. At September 30, 1998, the Company had approximately 123,000 MDth of gas stored in the reservoir, of which approximately 98,500 MDth was cushion gas. (Cushion gas is gas injected into the storage reservoir to hold back surrounding or underlying water and to provide the pressure necessary to make the wells deliver inventory gas at desired levels.)

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

   Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to U.S. Bank Trust, National Association, as Trustee, to secure the principal amount of the Company's outstanding first and refunding mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


ITEM 3.  LEGAL PROCEEDINGS

   See Note 2 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.



                                 PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS

   The Company is a wholly owned subsidiary of Peoples Energy.


ITEM 6.  SELECTED FINANCIAL DATA (a)

For fiscal years ended September 30,                       1998             1997             1996             1995             1994
OPERATING RESULTS (thousands)
Operating Revenues:
  Residential                                         $  668,811       $  812,229       $  757,598       $  648,762       $  820,383
  Commercial                                              95,761          127,479          122,825          101,436          139,078
  Industrial                                              17,232           24,609           27,776           20,807           35,587
  Transportation (b)                                     108,994          118,777          114,664          109,626           98,943
  Other                                                   16,722           16,390           13,712           18,312           17,181
    Total Operating Revenues                             907,520        1,099,484        1,036,575          898,943        1,111,172
Less- Gas costs                                          378,438          519,334          445,724          387,675          566,903
    - Revenue taxes                                       91,724          115,430          110,421          100,562          121,773
    - Other                                                6,850                -                -                -                -
  Net Operating Revenues                              $  430,508       $  464,720       $  480,430       $  410,706       $  422,496
Net Income applicable to common stock                 $   68,378       $   85,098       $   88,752       $   53,666       $   63,825
Dividends declared on common stock                    $   61,796       $   72,715       $   52,117       $   56,833       $   55,343
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                         $1,888,025       $1,819,567       $1,761,007       $1,815,407       $1,760,004
Less - Accumulated depreciation                          654,262          614,224          571,255          628,258          596,808
  Net Property, Plant and Equipment                   $1,233,763       $1,205,343       $1,189,752       $1,187,149       $1,163,196
Total assets                                          $1,589,442       $1,557,627       $1,522,762       $1,561,481       $1,548,792
Capital expenditures - construction                   $   90,219       $   75,382       $   72,194       $   81,081       $   74,623
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                         $  582,519       $  574,969       $  564,182       $  528,308       $  531,475
Long-term debt                                           452,000          462,400          462,400          549,150          549,150
  Total Capitalization                                $1,034,519       $1,037,369       $1,026,582       $1,077,458       $1,080,625
CAPITALIZATION AT YEAR-END (percent)
  Common equity                                               56               55               55               49               49
  Long-term debt                                              44               45               45               51               51
    Total Capitalization                                     100              100              100              100              100
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales:
  Residential                                            100,467          121,259          131,339          111,509          122,648
  Commercial                                              16,508           21,463           23,692           19,206           22,565
  Industrial                                               3,360            4,521            5,873            4,357            6,320
Transportation (b)                                        92,305           94,441           99,516           93,884           90,059
  Total Gas Sales and Transportation                     212,640          241,684          260,420          228,956          241,592
Margin per Dth delivered                              $     2.02       $     1.92       $     1.84       $     1.79       $     1.75
NUMBER OF CUSTOMERS (average)
Residential                                              775,968          781,169          783,782          784,290          786,271
Commercial                                                38,389           42,750           42,888           43,198           43,299
Industrial                                                 2,341            2,816            2,839            2,963            3,125
Transportation (b)                                        16,069            9,300            9,671            9,308            8,768
  Total Customers                                        832,767          836,035          839,180          839,759          841,463
DEGREE DAYS                                                5,564            6,806            7,080            5,897            6,701
Percent of normal (6,536)                                     85              104              108               90              103


(a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
(b)  Includes commercial, industrial, and larger residential customers.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

   In 1998, net income applicable to common stock decreased $16.7 million, to $68.4 million, due primarily to weather that was 18 percent warmer than last year. Increases in the costs associated with outside professional services and depreciation expense also contributed to the decline of net income. These effects were partially offset by decreases in the provision for uncollectible accounts and labor costs.

   In 1997, net income decreased $3.7 million, to $85.1 million, due principally to decreased gas deliveries due to weather that was four percent warmer than in 1996 and conservation. Also hindering fiscal 1997's comparative results was the prior period's gain on the expiration of gas storage contracts, increased computer support services, and increased depreciation and amortization expense. Partially offsetting these decreases, were a decrease in pension expense (see Note 4A of the Notes to Consolidated Financial Statements), a full years effect of the Company's November 1995 rate increase, increased other operating revenue and a tax accrual adjustment.

   A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                                Fiscal 1998               Fiscal 1997
                                                 over 1997                 over 1996
                                                  Amount                    Amount
                                                  (000's)     Percent       (000's)     Percent
Net operating revenues (a)                      $(34,212)      (7.4)      $(15,710)      (3.3)
Operation and maintenance expenses               (10,652)      (4.9)       (15,330)      (6.6)
Depreciation and amortization expense              1,677        2.5          3,069        4.9
Income taxes                                      (8,747)     (18.8)        (2,832)      (5.7)
Other income and deductions                         (543)      (1.8)        (3,801)     (14.0)
Net income applicable to common stock            (16,720)     (19.6)        (3,654)      (4.1)

(a) See Management's Discussion and Analysis of Results of Operations and Financial
    Condition - Net Operating Revenues.

Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies, changes in the unit cost of gas do not significantly affect net income because the Company's tariff provides for dollar-for-dollar recovery of gas costs. (See Item 1 - Competition and Deregulation and Note 1L of the Notes to Consolidated Financial Statements.) The Company's tariff also provides for dollar-for-dollar recovery of the cost of revenue taxes and certain customer charges imposed by the State and the City.

   Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the Company, changes in gas costs (except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies), or changes in revenue taxes and certain customer charges imposed by the State and the City, the following discussion pertains to "net operating revenues" (operating revenues, net of gas costs, revenue taxes and certain customer charges). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

   Net operating revenues decreased $34.2 million, to $430.5 million, in 1998. Natural gas deliveries declined 29.0 bcf, to 212.6 bcf, due mainly to the effect of El Nino which caused weather to be 18 percent warmer than 1997 and 15 percent warmer than normal.

   In 1997, net operating revenues decreased $15.7 million, to $464.7 million. Natural gas deliveries decreased 18.7 bcf, to 241.7 bcf, due to weather that was four percent warmer than in 1996 and conservation. Net operating revenues decreased approximately $23.1 million ($13.9 million after income taxes) as a result of warmer weather and conservation. However, a full year's effect of the Company's rate increase improved net operating revenues by approximately $4.0 million ($2.4, million after income taxes).

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $10.7 million, to $206.4 million, in 1998, due primarily to a $4.8 million decrease in the provision for uncollectible accounts, caused by reduced revenues, and to a reduction in group insurance expense ($2.8 million). In addition, costs associated with labor declined $2.6 million, along with reengineering costs ($1.1 million) and pension expense ($1.4 million). These effects were offset, in part, by an increase in the costs of outside professional services ($3.5 million). The cost of outside professional services has increased primarily due to the use of contract programmers to maintain existing systems while the Company's staff is involved in the development and implementation of a new customer information system.

   In 1997, operation and maintenance expenses decreased $15.3 million, to $217.0 million, due primarily to a $17.8 million decrease in pension expense, caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions (see Note 4A of the Notes to Consolidated Financial Statements), and lower reengineering expenses ($2.1 million). Also contributing to the decrease were reductions in costs associated with liability insurance premiums and claim settlements ($1.6 million) and group insurance expense ($1.5 million). These decreases were partially offset by an increase in payments for outside services ($3.2 million) and higher administrative and general expenses.

Depreciation and Amortization Expense

   Depreciation expense increased $1.7 million, to $67.8 million, and $3.1 million, to $66.1 million, in 1998 and 1997, respectively, due largely to depreciable property additions.

Income Taxes

   Income taxes, exclusive of the $324,000 included in other income and deductions, decreased $8.7 million, to $37.9 million, in 1998, due primarily to lower pre-tax income.

   In 1997, income taxes, exclusive of the $1.7 million included in other income and deductions, declined $2.8 million, to $46.6 million, primarily due to a tax accrual adjustment.

Other Income and Deductions

   In 1998, other income and deductions increased $543,000 from the prior period primarily due to a decrease in miscellaneous interest revenues and higher interest expense. Partially offsetting these effects was an increase in the allowance for funds used during construction.

   In 1997, other income and deductions increased $3.8 million, from the prior year, due principally to the prior period's gain associated with the expiration of natural gas storage contracts. Partially offsetting this increase were reductions in interest expense on long-term debt resulting from early redemption of first mortgage bonds and decreased interest on amounts refunded to customers.


Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

Accounting Standards. The Company adopted Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities" in fiscal 1998. (See Note 1N of the Notes to the Consolidated Financial Statements.)

Large-Volume Gas Service Agreements. The Company has entered into gas service contracts with certain large-volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of the Company as a result of these contracts is not material.

Small-Volume Transportation Service. On June 25, 1997, the Commission allowed Riders SVT and AGG to go into effect for the Company, thus initiating a two-year pilot program designed to provide transportation service to certain small-volume industrial and commercial customers of the utility as well as to some of its large residential customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required. By order dated August 12, 1998, the Commission found that, with the exception of one minor modification agreed to by the Company, no revisions were required.

Fixed Gas Charge Filing. On October 26, 1998, the Company made a filing with the Commission under which the price for natural gas would be set at a fixed level for at least the next five years. By eliminating the monthly price fluctuations, the Company could shield customers from price increases, although gas bills would still reflect customers' increased usage during colder weather. As the Company would assume and manage this risk, they would have an opportunity to earn a profit on this initiative. (See Competition and Deregulation in Item 1.)

Operating Statistics. The following table represents gas distribution margin components:

For fiscal years ended September 30,             1998          1997          1996
Net Operating Revenues (thousands):
  Gas sales
    Residential                               $668,811     $ 812,229     $ 757,598
    Commercial                                  95,761       127,479       122,825
    Industrial                                  17,232        24,609        27,776
                                               781,804       964,317       908,199

  Transportation
    Residential                                 34,551        34,024        35,281
    Commercial                                  41,728        42,639        44,944
    Industrial                                  23,092        25,839        30,376
    Contract Pooling                             8,865        15,868         4,063
    Other                                          758           407             -
                                               108,994       118,777       114,664

  Other                                         16,722        16,390        13,712

Total Operating Revenues                       907,520     1,099,484     1,036,575
Less- Gas Costs                                378,438       519,334       445,724
    - Revenues Taxes                            91,724       115,430       110,421
    - Other (a)                                  6,850             -             -
Net Operating Revenues                        $430,508     $ 464,720     $ 480,430

Deliveries (MDth):
  Gas Sales
    Residential                                100,467       121,259       131,339
    Commercial                                  16,508        21,463        23,692
    Industrial                                   3,360         4,521         5,873
                                               120,335       147,243       160,904

  Transportation (b)
    Residential                                 24,216        25,153        25,106
    Commercial                                  34,163        36,544        37,316
    Industrial                                  33,926        32,510        37,094
    Other                                            -           234             -
                                                92,305        94,441        99,516

  Total Gas Sales and Transportation           212,640       241,684       260,420

  Margin per Dth delivered                    $   2.02     $    1.92     $    1.84

(a) See Management's Discussion and Analysis of Results of Operations and Financial Condition - Net Operating Revenues.
(b) Volumes associated with contract pooling service are included in the respective customer classes.


LIQUIDITY

Source of Funds. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet its capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

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

Credit Lines.  The Company has lines of credit of approximately
$129.4 million of which North Shore Gas may borrow up to $30.0 million. At September 30, 1998, the Company and North Shore Gas had unused credit available from banks of $120.4 million. (See Note 9 of the Notes to Consolidated Financial Statements.)

Cash Flow Activities. In 1998, net cash provided by operating activities decreased $11.1 million, due primarily to changes in net income, other assets and gas sales revenue refundable. These effects were offset by changes in net receivables, deferred credits and accrued taxes.

   In 1997, net cash provided by operating activities increased by $78.2 million, due primarily to changes in other assets, gas costs refundable and recoverable, and net receivables. Partially offsetting these items were changes in accounts payable and gas in storage.

   Net cash used in investing activities for 1998, 1997, and 1996 mainly represents the level of capital expenditures in the respective years.

   In 1998 and 1997, net cash used in financing activities reflects dividends paid to the common stockholder. In 1996, net cash used in financing activities reflects the redemption of previously issued debt.

Interest Coverage. The fixed charges coverage ratios for the Company for fiscal 1998, 1997, and 1996 were 4.15, 5.01, and 4.84, respectively. The decrease in the ratio in the current fiscal year is due to the decline in pre-tax income due to warmer weather. The increase in the ratio in fiscal year 1997 is due primarily to lower interest expense on amounts refundable to customers and on long-term debt. The ratio for fiscal year 1996 reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission approved rate increase. (See Results of Operations - Net Income.)

Debt Ratings. The long-term debt of the Company is rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. Moody's upgraded its ratings from Aa3 in November 1997. Standard & Poor's Corporation last changed its ratings in 1985. The commercial paper of the Company has the top rating from the major rating agencies.

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 2 of the Notes to Consolidated Financial Statements.)

Year 2000. The Company began its efforts to assess the Year 2000 compliance of its mainframe computer systems in March 1996. The Company has since developed a comprehensive Year 2000 readiness plan that incorporates all of its information technology systems, including computer hardware and software, and its embedded systems equipment, including telecommunications equipment. The plan also includes a review by the Company of the Year 2000 compliance efforts of key suppliers and customers and Year 2000 contingency planning. The system-wide Year 2000 effort being spearheaded by the Company includes Peoples Energy and all of its other wholly owned subsidiaries, as well as various joint ventures.

   For all internal information technology systems developed by the Company, Year 2000 compliance efforts proceed through the following phases: inventory, assessment, remediation, testing, and implementation. Rather than completing each phase for all systems prior to proceeding to the next phase, the Company progresses through all phases on a system-by-system basis, gradually implementing each fully-compliant system.

   The Year 2000 compliance phases utilize a combination of consultants and employees of the Company. Once a fully-tested application has been implemented, Company employees follow established procedures to maintain the compliance of the implemented systems. The Company also has retained a quality assurance expert to ensure that any subsequent modifications to the application do not impact its compliant status.

   As of September 30, 1998, 18 of the Company's 37 mainframe applications have been fully remediated, tested and implemented, two are in the testing phase, and nine have been (or are in the process of being) eliminated. The eight remaining mainframe applications are scheduled to be replaced by the Company's new mainframe customer information system and are not expected to be remediated. Additionally, 36 mainframe system modules have been remediated and are now in the testing phase. Many of the Company's non-mainframe applications, spreadsheets and interfaces have also reached the implementation stage; and most others are in the remediation phase. The Company expects to implement all critical internal systems (other than the customer information system to be used by the Company and North Shore Gas) by no later than March 31, 1999; complete implementation of all non-critical internal systems by April 30, 1999; and complete installation and testing of the customer information system by the end of fiscal year 1999.

   As part of its Year 2000 Project, the Company has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of September 30, 1998, the Company has received responses from 85% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. The Company also plans to have certain products, such as its desktop computer inventory, compliant-tested in order to minimize the risks associated with reliance on vendor representations.

   The Company is in the process of determining whether the embedded systems equipment used by the Company and/or by affiliated companies is Year 2000 compliant. It has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities. The Company has also contracted with a consultant that has significant utility and engineering expertise to assist with the embedded systems efforts. The Company is currently in the process of determining the Year 2000 compliance status of the inventory and expects to complete this assessment by January 1999. During the assessment phase, the Company will also begin testing, repairing or replacing any critical equipment identified as not Year 2000 compliant. The Company's timetable for implementing compliant equipment will depend on the availability of compliant equipment.

   The Company currently has a written conceptual contingency plan to address risks to the Company created by the Company's or third parties' systems and embedded technology that are not Year 2000 compliant. It has engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures in the area of embedded systems equipment. These plans are scheduled to be completed by December 1998. The Company also plans to further develop its contingency plans with respect to information technology-related failures and critical supplier failures.

   The Company has contacted key suppliers of all affiliated companies to determine their Year 2000 compliance efforts. It has received written assurances from many key suppliers that they are making the necessary Year 2000 efforts, and it is in the process of following up with other key suppliers that did not respond to written inquiries.

   Essential elements of the Company's business are dependent on certain key third parties (for example, pipeline suppliers, banks, electric utilities and telecommunication companies). A material failure by any such key third party could significantly disrupt the Company's business. The Company is in the process of detailing and finalizing contingency plans to address potential disruptions that may be caused by third parties.

   The Company currently estimates that it will incur expenses of approximately $1.6 million through fiscal year 1999 to complete its Year 2000 compliance efforts, in addition to the $4.0 million already incurred through September 30, 1998. This estimate does not include costs to repair or replace critical embedded systems equipment that is non-compliant, which has yet to be determined. Portions of the costs incurred by the Company in connection with its Year 2000 compliance efforts will be billed to its affiliated companies. Management does not expect the cost of the Company's Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of the Company or its affiliates.

Market Risk Management. The Company utilizes long-term debt as a primary source of capital. Both variable and fixed rate debt instruments are utilized. The variable interest rate on the debt adjusts to reflect current market conditions annually on December 1. Subject to certain restrictions on optional redemptions, the fixed rate debt instruments can be refinanced at lower interest rates if the Company deems it to be economical. (See Note 10 of the Notes to Consolidated Financial Statements.)


CAPITAL RESOURCES

Capital Spending. Capital expenditures and investments for the Company (capital spending) were $93.5 million in 1998, $76.5 million in 1997, and $74.6 million in 1996.

   In fiscal 1998 and 1997 spending increased $17 and $1.9 million, respectively, from prior years. Both years reflect increases attributable to the new customer information system, offset, in part, by the continuation of a cost containment program.

   Capital expenditures for fiscal 1999 are expected to be about $99.1 million, an increase of $8.9 million from the 1998 level. The estimate of expenditures for 1999 includes $18.7 million for the customer information system and $15.3 million for the Company's remote automated meter reading project.

   Pursuant to notice given to the trustee of the City of Joliet 1984 Series C Bonds, due October 1, 1999, which were secured by the Company's Adjustable-Rate First and Refunding Mortgage Bonds, Series W, these bonds were redeemed on October 1, 1998. There are no sinking fund requirements for long-term debt due in fiscal 1999. (See Notes 10A and 10B of the Notes to Consolidated Financial Statements.)

   The Company anticipates that future cash needs for capital expenditures and debt maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving first mortgage bonds or equity from Peoples Energy.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                   Page

Statement of Management's Responsibility           18

Report of Independent Public Accountants           19

Consolidated Statements of Income for fiscal years
  Ended September 30, 1998, 1997, and 1996         20

Consolidated Statements of Retained Earnings for
  Fiscal years ended September 30, 1998, 1997,
  and 1996                                         20

Consolidated Balance Sheets at September 30, 1998
  and 1997                                         21

Consolidated Capitalization Statements at
  September 30, 1998 and 1997                      22

Consolidated Statements of Cash Flows for fiscal
  years ended September 30, 1998, 1997, and 1996   23

Notes to Consolidated Financial Statements         24


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

   The Audit Committee of the Board of Directors of Peoples Energy, comprised of five outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to assure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report of Peoples Energy.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Peoples Gas Light and Coke Company:

   We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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





                                        /s/ Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP






Chicago, Illinois
October 30, 1998


CONSOLIDATED STATEMENTS OF INCOME

                                                        The Peoples Gas Light and Coke Company
For fiscal years ended September 30,                        1998          1997            1996
                                                         (Thousands)
Operating Revenues:
Gas sales                                                $781,804     $ 964,317       $ 908,199
Transportation                                            108,994       118,777         114,664
Other                                                      16,722        16,390          13,712
Total Operating Revenues                                  907,520     1,099,484       1,036,575
Operating Expenses:
Gas costs                                                 378,438       519,334         445,724
Operation                                                 165,227       172,333         189,949
Maintenance                                                41,147        44,693          42,407
Depreciation and amortization                              67,752        66,075          63,006
Taxes- Income                                              37,865        46,612          49,444
     - State and local revenue                             91,724       115,430         110,421
     - Other                                               25,577        19,040          19,804
Total Operating Expenses                                  807,730       983,517         920,755
Operating Income                                           99,790       115,967         115,820
Other Income and (Deductions):
Interest income                                             1,519         4,152           4,030
Allowance for funds used during construction                1,579           267              23
Interest on long-term debt                                (31,132)      (31,094)        (32,889)
Other interest expense                                     (2,654)       (2,195)         (4,163)
Income taxes                                                 (324)       (1,657)         (4,089)
Miscellaneous - net (see Note 7)                             (400)         (342)         10,020
Total Other Income and Deductions                         (31,412)      (30,869)        (27,068)
Net Income Applicable to Common Stock                    $ 68,378     $  85,098       $  88,752


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                                   The Peoples Gas Light and Coke Company
For fiscal years ended September 30,                                   1998         1997         1996
                                                                    (Thousands)
Balance at Beginning of Year                                        $409,662     $398,875     $363,001
  Add - Net Income                                                    68,378       85,098       88,752
  Deduct - Dividends declared on common stock                         61,796       72,715       52,117
 Increase/(decrease) - Additional minimum liability for
   non-qualified pension plan, net of tax                                968       (1,596)        (761)
Balance at End of Year                                              $417,212     $409,662     $398,875

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
                                                                                           The Peoples Gas Light and Coke Co
At September 30,                                                                                1998              1997
                                                                                            (Thousands)
Assets
Capital Investments:
Property, plant and equipment, at original cost                                            $1,888,025        $1,819,567
Less - Accumulated depreciation                                                               654,262           614,224
Net property, plant and equipment                                                           1,233,763         1,205,343
Other investments                                                                               9,745             5,470
Total Capital Investments - Net                                                             1,243,508         1,210,813

Current Assets:
Cash and cash equivalents                                                                       3,134            18,509
Temporary cash investments                                                                        500            15,500
Receivables -
   Customers, net of allowance for uncollectible
       accounts of $22,613 and $28,959, respectively                                           50,280            67,330
   Other                                                                                       34,051            40,159
Accrued unbilled revenues                                                                      17,363            20,109
Materials and supplies, at average cost                                                        12,332            13,225
Gas in storage, at last-in, first-out cost                                                     75,767            67,536
Gas costs recoverable through rate adjustments                                                  3,847             3,328
Regulatory assets (see Note 1H)                                                                 6,651            13,139
Prepayments                                                                                    70,406            39,802
Total Current Assets                                                                          274,331           298,637
Other Assets:
Non-current regulatory assets (see Note 1H)                                                    52,670            32,473
Deferred charges                                                                               18,933            15,704
Total Other Assets                                                                             71,603            48,177
Total Assets                                                                               $1,589,442        $1,557,627


Capitalization and Liabilities
Capitalization (see Consolidated Capitalization Statements)                                $1,034,519        $1,037,369
Current Liabilities:
Interim loans                                                                                   8,900               700
Accounts payable                                                                              100,522           113,502
Dividends payable on common stock                                                              13,898            32,015
Customer gas service and credit deposits                                                       43,237            39,753
Sinking fund payments and maturities, due within one year
   Long-term debt                                                                              10,400                 -
Accrued taxes                                                                                  25,708            19,056
Gas sales revenue refundable through rate adjustments                                           9,864            14,484
Accrued interest                                                                                8,788             8,763
Total Current Liabilities                                                                     221,317           228,273
Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation (see Note 5C)                      247,959           229,225
Investment tax credits being amortized over
   the average lives of related property                                                       28,951            30,350
Other                                                                                          56,696            32,410
Total Deferred Credits and Other Liabilities                                                  333,606           291,985
Total Capitalization and Liabilities                                                       $1,589,442        $1,557,627

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED CAPITALIZATION STATEMENTS

                                                                             The Peoples Gas Light and Coke Company
At September 30,                                                                   1998             1997
                                                                             (Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 40,000,000 shares
   Outstanding 24,817,566 shares                                              $  165,307       $  165,307
Retained earnings (see Consolidated Statements
   of Retained Earnings)                                                         417,212          409,662
Total Common Stockholder's Equity                                                582,519          574,969

Long-Term Debt:
Exclusive of sinking fund payments and maturities
   due within one year
   First and Refunding Mortgage Bonds -
      Adjustable-Rate Series W (3.875% and 3.95% through
         September 30, 1998 and September 30, 1997, respectively)
         redeemed October 1, 1998 (see Note 10A)                                            -           10,400
      6.875% Series X, due March 1, 2015                                          50,000           50,000
      7.50% Series Y, due March 1, 2015                                           50,000           50,000
      7.50% Series Z, due March 1, 2015                                           50,000           50,000
      8.10% Series BB, due May 1, 2020                                            75,000           75,000
      6.37% Series CC, due May 1, 2003                                            75,000           75,000
      5-3/4% Series DD, due December 1, 2023                                      75,000           75,000
      Adjustable-Rate Series EE (3.90% and 3.70% through
         November 30, 1998 and November 30, 1997, respectively),
         due December 1, 2023 (see Note 10A)                                      27,000           27,000
      6.10% Series FF, due June 1, 2025                                           50,000           50,000
Total Long-Term Debt                                                             452,000          462,400
Total Capitalization                                                          $1,034,519       $1,037,369

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     The Peoples Gas Light and Coke Company
For fiscal years ended September 30,                                     1998          1997          1996
                                                                     (Thousands)
Operating Activities:
Net Income                                                            $68,378       $85,098       $ 88,752
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                        67,752        66,075         63,006
  Deferred income taxes and investment tax credits - net               22,464        16,383         14,169
  Change in other deferred credits and other liabilities               19,157         2,783         18,923
  Change in deferred charges                                          (29,040)         (107)       (24,968)
  Other                                                                     -             -             74
  Change in current assets and liabilities:
    Receivables - net                                                  23,158       (12,292)       (40,390)
    Accrued unbilled revenues                                           2,746         5,425         (7,083)
    Materials and supplies                                                893           792           (174)
    Gas in storage                                                     (8,231)      (11,660)        26,275
    Gas costs recoverable                                                (519)       14,092        (15,288)
    Regulatory assets                                                   6,488        21,603        (25,427)
    Prepayments                                                       (30,604)      (27,905)        (9,970)
    Accounts payable                                                  (12,980)       (8,150)        33,960
    Customer gas service and credit deposits                            3,484         2,631          2,109
    Accrued taxes                                                       6,652       (12,186)         4,280
    Gas sales revenue refundable                                       (4,620)        3,750        (57,824)
    Accrued interest                                                       25             5         (2,267)
Net Cash Provided by Operating Activities                             135,203       146,337         68,157

Investing Activities:
Capital expenditures - construction                                   (90,219)      (75,382)       (72,194)
Other assets                                                             (339)          (11)        11,497
Other capital investments                                              (3,307)       (1,118)        (2,416)
Other temporary cash investments                                       15,000       (15,000)           100
Net Cash Used in Investing Activities                                 (78,865)      (91,511)       (63,013)

Financing Activities:
Interim loans - net                                                     8,200             -           (200)
Retirement of long-term debt                                                -             -        (86,750)
Trust fund - bond redemption                                                -             -            237
Dividends paid on common stock                                        (79,913)      (53,854)       (53,109)
Net Cash Used in Financing Activities                                 (71,713)      (53,854)      (139,822)

Net Increase (Decrease) in Cash and Cash Equivalents                  (15,375)          972       (134,678)
Cash and Cash Equivalents at Beginning of Year                         18,509        17,537        152,215
Cash and Cash Equivalents at End of Year                              $ 3,134       $18,509       $ 17,537

The Notes to Consolidated Financial Statements are an integral part of these statements.

                The Peoples Gas Light and Coke Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A     Principles of Consolidation

     All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1998 have been reclassified to conform with the current-year presentation.

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

1C     Concentration of Credit Risk

  The Company provides natural gas service to approximately 833,000 customers within the City. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

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

   The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

For fiscal years ended
September 30,              1998       1997       1996

Provision for
depreciation               3.7%       3.7%       3.6%

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


   The following regulatory assets were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at
September 30, 1998 and 1997:


                                                           1998        1997
                                                              (Thousands)

Environmental costs, net of recoveries (see Note 2)       $35,667     $10,821
Transition costs from pipeline supplier                         -       6,921
Income tax (see Note 1I)                                    9,131       7,146
Discount, premium, expenses, and loss on reacquired bonds   2,572       2,909
SNG plant - decommissioning                                11,929      17,543
Other                                                          22         272
Total regulatory assets                                   $59,321     $45,612


1I     Income Taxes

   The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See
Note 5C.)

   The Company nets its income tax related regulatory assets and liabilities. At September 30, 1998 and 1997, net regulatory income tax assets recorded in Other Assets amounted to $9.1 million and $7.1 million, respectively.

   Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

   The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J Gas in Storage

   Storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1998 and 1997 exceeded the LIFO cost by approximately $86.2 million and $88.0 million, respectively.

1K Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

   Income taxes and interest paid (excluding capitalized interest) were as follows:

For fiscal years ended
September 30,               1998          1997          1996
                                       (Thousands)
Income taxes paid         $11,775        $45,781     $35,096
Interest paid              31,185         32,017      36,267

1L Recovery of Gas Costs

   Under the tariff of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1997 and 1998, are currently pending before the Commission. (See Item 1 - Competition and Deregulation.)

1M Recovery of Costs of Environmental Activities Relating to Former
   Manufactured Gas Operations

   The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. No such proceedings are currently pending before the Commission.

1N     Accounting Standards

   The Company adopted SOP 96-1, "Environmental Remediation
Liabilities" in fiscal 1998. The application of the statement did not have a material effect on the Company's financial condition or results of operations.


2.  ENVIRONMENTAL MATTERS

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1998, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $35.7 million. This amount includes the Company's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by the Company and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with three Manufactured Gas Sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1998 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At September 30, 1998, it had recovered $6.6 million of such costs through rates.

3.  LONG-TERM LEASE

   The Company entered into a long-term operating lease for its headquarters office which expires in fiscal 2008.

   The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates two percent each year through 2003. Base rent in 2004 will be approximately $3.6 million with annual increases of two percent each year through 2008.

   Rental expenses for the headquarters office were $6.5 million, $6.4 million, and $6.5 million, for fiscal years 1998, 1997, and 1996, respectively.

4.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

4A Pension Benefits

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

   Net pension cost for all plans for fiscal 1998, 1997, and 1996 included the following components:


                                               1998     1997     1996
                                                  (Millions)

Service cost - benefits earned during year    $ 10.3    $ 10.9    $12.7
Interest cost on projected benefit obligations  25.8      27.5     30.6
Actual return on plan assets (gain)           (106.0)   (104.0)   (64.9)
Net amortization and deferral                   58.7      56.5     20.4
Settlement accounting                          (17.0)    (17.7)    (7.8)
Net pension cost (credit)                     $(28.2)   $(26.8)   $(9.0)

   In 1998, 1997 and 1996, the Company recognized net gains of $17.0 million, $17.7 million, and $7.8 million, respectively, from the settlement of portions of pension plan obligations.

   In 1998, a special benefit cost of $1.2 million was recognized to reflect the cost of an accelerated pension payout to certain former employees.

   The calculation of pension cost assumed a long-term rate of return on assets of 9.0 percent for 1998 and 1997, and 8.5 percent for 1996. The settlement accounting cost for all years was determined using a discount rate of 7.5 percent and assumed future compensation increases of 4.5 percent per year.

   The following table shows the estimated funded status of the Company's pension plans at September 30, 1998 and 1997:


                                                              1998    1997
                                                                (Millions)

Plan assets at market value                                   $638.3  $547.7
Actuarial present value of plan benefits:
  Vested                                                       266.1   246.9
  Non-vested                                                    39.7    30.9
Accumulated benefit obligation                                 305.8   277.8
Effect of projected future compensation increases               87.4    76.0
Projected benefit obligation                                   393.2   353.8
Excess of plan assets over projected benefit obligation        245.1   193.9
Less:
  Unrecognized transition asset                                 14.4    18.4
  Unrecognized prior service cost                               (5.1)   (5.6)
  Unrecognized net gain                                        170.0   145.4
Non-qualified plan contributions: 7-1-98 to 9-30-98              0.2     1.5
Recognition of non-qualified plan additional minimum liability  (2.9)   (4.5)
Accrued pension asset                                         $ 63.1  $ 32.7


   The projected benefit obligation and plan assets at September 30, 1998 and 1997, are based on a July 1 measurement date using a discount rate of 7.0 percent for 1998 and 7.5 percent for 1997 and assumed future compensation increases of 4.5 percent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

4B Other Postretirement Benefits

   The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations. The Company accrues the expected costs of such benefits during the employees' years of service.

   Net postretirement benefit cost for all plans for fiscal 1998, 1997, and 1996 included the following components:


                                              1998   1997   1996
                                                 (Millions)

Service cost - benefits earned during year   $ 3.2  $ 2.9  $ 3.1
Interest cost on projected benefit obligation  7.8    7.9    7.1
Actual return on plan assets (gain)           (8.8)  (6.2)  (2.9)
Amortization of transition obligation          4.5    4.5    4.5
Net amortization and deferral                  4.4    3.1    1.1
Net postretirement benefit cost              $11.1  $12.2  $12.9


   The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 9.0 percent for 1998 and 1997, and 7.5 percent for 1996.

   Of the above total postretirement costs recognized for fiscal years 1998, 1997, and 1996, $3.9 million, $5.5 million, and $5.6 million, respectively, were funded through trust funds for future benefit payments.

   In 1998, a special benefit charge of $132,000 was recognized to reflect the health and life insurance costs associated with an accelerated retirement program for certain former employees.

   The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1998 and 1997:

                                                      1998    1997
                                                       (Millions)

Plan assets at market value                           $57.6   $44.9
Accumulated postretirement benefit obligation (APBO):
  Retirees                                             64.6    62.7
  Fully eligible active plan participants               7.5    13.4
  Other active plan participants                       27.2    29.2
Total APBO                                             99.3   105.3
Deficiency of plan assets over the APBO               (41.7)  (60.4)
Less:
  Unrecognized transition obligation
  (being amortized over 20 years)                     (57.6)  (72.1)
  Unrecognized net gain                                22.2    19.3
Contributions: July 1 to September 30                   6.3     7.1
Accrued postretirement benefit liability               $  -   $(0.5)

   The total APBO and plan assets at September 30, 1998 and 1997, are based on a July 1 measurement date, using a discount rate of 7.0 percent for 1998 and 7.5 percent for 1997 and assumed future compensation increases of 4.5 percent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

   For measurement purposes, a health care cost trend rate of 7.9 percent was assumed for fiscal 1998, and that rate thereafter will decline gradually to 4.75 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1998, by $7.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.2 million annually.

5.  TAX MATTERS

5A Provision for Income Taxes

   Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:


For fiscal years ended September 30,      1998    1997      1996
                                               (Thousands)
Current:
  Federal                              $12,864   $26,036   $32,590
  State                                  2,860     5,850     6,859
  Total current income taxes            15,724    31,886    39,449
Deferred:
  Federal                               18,991    14,049    13,121
  State                                  4,864     3,746     3,554
  Total deferred income taxes           23,855    17,795    16,675
Investment tax credits - net:
  Federal                               (1,467)   (1,524)   (2,635)
  State                                     76       112       129
  Total investment tax credits - net    (1,391)   (1,412)   (2,506)
Total provision for income taxes        38,188    48,269    53,618
Less - Included in operation expense         -         -        85
Net provision for income taxes         $38,188   $48,269   $53,533


5B Tax Rate Reconciliation

   The following is a reconciliation between the computed federal income tax expense (tax rate of 35 percent times pre-tax book income) and the total provision for federal income tax expenses:

For fiscal years ended September 30,          1998                   1997            1996
                                                     Percent                Percent                Percent
                                                       of                     of                     of
                                          Amount     Pre-tax     Amount     Pre-tax     Amount     Pre-tax
                                         (000's)     Income     (000's)     Income     (000's)     Income
Computed federal income
  tax expense                           $34,568      35.00     $43,281      35.00     $46,140      35.00
Amortization of investment
  tax credits                            (1,467)     (1.49)     (1,524)     (1.23)     (2,635)     (2.00)
Other, net                               (2,713)     (2.74)     (3,196)     (2.59)       (429)     (0.32)
Total provision for federal
  income taxes                          $30,388      30.77     $38,561      31.18     $43,076      32.68


5C Deferred Income Taxes

   Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):


At September 30,                                        1998          1997
                                                     (Thousands)
Deferred tax liabilities:
  Property - accelerated depreciation and
     other property related items                    $238,559      $226,537
  Other                                                36,068        33,249
  Total deferred income tax liabilities               274,627       259,786
Deferred tax assets:
  Uncollectible accounts                               (9,134)      (11,651)
  Unamortized investment tax credits                  (11,484)      (12,049)
  Other                                                (6,050)       (6,861)
  Total deferred income tax assets                    (26,668)      (30,561)
Net deferred income tax liabilities                  $247,959      $229,225


6.  ASSETS SUBJECT TO LIEN

   The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the first and refunding mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.


7.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS

For fiscal years ended September 30,                1998       1997         1996
                                                          (Thousands)
Interest on amounts recoverable from customers     $ 119       $ 126     $     -
Gain on expiration of gas storage contracts            -           -       11,093
Amortization of gain (loss) on reacquired bonds     (268)       (165)         (65)
Gain/loss on disposition of property                (672)       (650)           -
Earnings from subsidiary companies                   348         304          275
Other                                                 73          43       (1,283)
Total other income and deductions - miscellaneous  $(400)      $(342)     $10,020

8.  CAPITAL COMMITMENTS

   Total contract and purchase order commitments of the Company at September 30, 1998, amounted to approximately $5.7 million.

9.  SHORT-TERM BORROWINGS AND CREDIT LINES



At September 30,                          1998            1997
                                       (Thousands)
Bank Loans
Peoples Gas
  8.50% due March 27, 1998             $      -        $    700
Commercial Paper
North Shore Gas
  due October 1, 1997                  $      -        $  2,110
Peoples Gas
  due October 1, 1998                     2,300               -
  due October 23, 1998                    6,600               -
Letters of Credit
  Peoples Gas                          $    100        $    100
Available lines of credit
  Unused bank lines                    $120,400        $126,490


   Short-term cash needs of the Company and North Shore Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans, letters of credit and commercial paper issuances cannot at any time exceed total bank credit then in effect.

   At September 30, 1998 and 1997, the Company and North Shore Gas had combined lines of credit totaling $129.4 million. Of these amounts, North Shore Gas could borrow up to $30.0 million. Agreements covering $92.0 million of the total at September 30, 1998 will expire on August 29, 1999; the agreement covering the remaining $37.4 million will expire on January 31, 2000. Such lines of credit cover projected short-term credit needs of the Company and North Shore Gas and support the long-term debt treatment of the Company's adjustable-rate mortgage bonds. (See Note 10A.) Payment for the lines of credit is by fee.


10.  LONG-TERM DEBT

10A  Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which were secured by the Company's Adjustable-Rate First and Refunding Mortgage Bonds, Series W, was subject to adjustment annually on October 1. Owners of the Series C Bonds had the right to tender such bonds at par during a limited period prior to that date.
The Company was obligated to purchase any such bonds tendered if they could not be remarketed. All Series C Bonds were redeemed on October 1, 1998. The rate of interest on the Series C Bonds was 3.875% during fiscal 1998.

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

   The Company classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, the Company established a $37.4 million three-year line of credit with The Northern Trust Company which has since been extended to January 31, 2000. (See Note 9.)

10B Sinking Fund Requirements and Maturities

   At September 30, 1998, long-term debt sinking fund requirements and maturities for the next five years are:

Fiscal Year      Amounts
               (Thousands)

   1999          $10,400
   2000            --
   2001            --
   2002            --
   2003           75,000

10C Fair Value of Financial Instruments

   At September 30, 1998, the carrying amount of the Company's long-term debt of $462.4 million had an estimated fair value of $494.9 million. At September 30, 1997, the carrying amount of the Company's long-term debt of $462.4 million had an estimated fair value of $497.0 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholder. The carrying amount of all other financial instruments approximates fair value. The $.5 million in temporary cash investments approximates its fair value.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)


   All four quarters of fiscal 1998 reflected weather that was significantly warmer than during the comparable quarters of fiscal 1997. The first quarter of fiscal 1998 also reflected decreased pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions. (See Note 4A.)

                                                         Net Income
                       Operating       Operating        Applicable to
Fiscal Quarters         Revenues         Income         Common Stock
                      (Thousands)

1998
  Fourth               $94,788         $(2,805)          $ (9,804)
  Third                157,364          15,098              7,359
  Second               348,402          48,757             40,399
  First                306,966          38,740             30,424

1997
  Fourth               $96,349         $(4,144)          $(11,734)
  Third                177,308          18,146             10,394
  Second               489,348          61,642             54,328
  First                336,479          40,323             32,110



12.  EVENT (UNAUDITED) SUBSEQUENT TO THE AUDITORS' REPORT DATED
     OCTOBER 30, 1998

Environmental Matters

Former Manufactured Gas Plant Operations

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to the Company's former manufactured gas operations. In November 1998, the Company entered into a settlement agreement with one of its insurance carriers. Given the regulatory treatment discussed in Note 2, the settlement will not have an effect on income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS

                                                          Company
 Name, Principal Occupation,                  Age at   Directorship
   and Other Directorships                   11-30-98      Since

Donald M. Field                                  49         1998
  Executive Vice President of the Company,
  Peoples Energy, and North Shore Gas; Director of
  North Shore Gas.

James Hinchliff                                  58         1985
  Senior Vice President and General Counsel of the Company, Peoples Energy, and North Shore Gas; Director of North Shore Gas.

James M. Luebbers                                52         1998
  Vice President and Controller
  of the Company, Peoples Energy,
  and North Shore Gas; Director of North Shore Gas.

Thomas M. Patrick                                52         1997
President and Chief Operating Officer of the Company, Peoples Energy, and North Shore Gas;
  Director of Peoples Energy and North Shore Gas.

Richard E. Terry                                 61         1982
  Chairman of the Board and Chief Executive
  Officer of the Company, Peoples Energy, and
  North Shore Gas; Director of Peoples Energy and North Shore Gas. Mr. Terry is also a director of Amsted Industries, Bankmont
  Financial Corp. and its subsidiaries, Harris
  Bankcorp, Inc. and Harris Trust and Savings Bank.


IDENTIFICATION OF EXECUTIVE OFFICERS

                        Position at                      Age at     Position
    Name              November 30, 1998                   11-30-98   Held Since

Katherine A. Donofrio Vice President                         41         1997

Willard S. Evans, Jr. Vice President                         43         1997

Donald M. Field       Executive Vice President               49         1998

Joan T. Gagen         Vice President                         47         1994

James Hinchliff       Senior Vice President and              58         1989
                        General Counsel

John C. Ibach         Vice President                         51         1992

Peter H. Kauffman     Assistant General Counsel
                       and Secretary                         52         1998

James M. Luebbers     Vice President and Controller          52         1998

William E. Morrow     Vice President                         42         1996

Thomas M. Patrick     President and Chief Operating Officer  52         1998

William W. Reynolds   Treasurer                              40         1998

Desiree G. Rogers     Vice President                         39         1997

Richard E. Terry      Chairman of the Board and              61         1990
                        Chief Executive Officer

Charles L. Thompson   Vice President                         51         1998


   Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Ms. Donofrio, Mr. Evans, and Ms. Rogers, who were appointed.

   There are no family relationships among directors and executive officers of the Company.

   All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least five years, with the exception of Mr. Reynolds and Ms. Rogers.

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

                     SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                               Annual Compensation                        Awards
                                                       Restricted Stock               All Other
  Name and                                                Awards (1)(2) Options/SARs Compensation
Principal Position           Year   Salary ($) Bonus ($)    ($)              (#)        (3)($)
Richard E. Terry             1998   600,000    245,000    192,828         20,600        18,000
 Chairman and Chief          1997   548,500    237,900    152,663         17,800        16,455
 Executive Officer           1996   473,500    191,600    145,722         21,200        14,205


J. Bruce Hasch               1998   359,700    132,200    99,706          10,600        10,791
 Former President and        1997   345,900    106,700    84,525           9,800        10,377
 Chief Operating Officer (4) 1996   332,600     86,000    80,803          11,800         9,978



James Hinchliff              1998   271,100     75,300    55,497           6,000         8,133
  Senior Vice President      1997   260,700     67,700    54,338           6,400         7,821
  and General Counsel        1996   250,700     54,500    51,797           7,600         7,521


Thomas M. Patrick            1998   254,800     75,300    55,497           6,000         7,644
  President and Chief        1997   231,600     67,700    54,338           6,400         6,948
  Operating Officer          1996   186,800     31,900    33,150           4,800         5,604


Kenneth S.Balaskovits        1998   220,900     61,800    44,209           4,800         6,627
  Former Vice President      1997   210,400     53,100    43,988           5,200         6,312
  and Controller (4)         1996   172,500     25,700    33,150           4,800         5,175




(1) Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 30, 1998 were as follows: Mr.
    Terry, 14,685 shares, valued at $528,660; Mr. Hasch, 8,025 shares, valued at $288,900; Mr. Hinchliff, 4,925 shares, valued at $177,300; Mr. Patrick, 4,125 shares, valued at $148,500; and Mr. Balaskovits, 3,585 shares, valued at $129,060. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock.
    Aggregate market value is based on a per share price of $36.00, the closing price of Peoples Energy's stock on the New York
    Stock Exchange on September 30, 1998.

(2) Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term
    Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1996 constituted 12,475 shares, of which 2,495 shares vested in 1997; 2,495 shares vested in 1998; 2,495 shares will vest in 1999; 2,495 shares will vest in 2000; and the remaining 2,495 shares will vest in 2001. Total restricted stock awarded to the named individuals for 1997 constituted 11,300 shares, of which 2,260 shares vested in 1998; 2,260 shares will vest in 1999; 2,260 shares will vest in 2000; 2,260 shares will vest in 2001; and the remaining
    2,260 shares will vest in 2002. Total restricted stock awarded to the named individuals for 1998 constituted 11,900 shares, of which 2,380 shares will vest in 1999; 2,380 shares will vest in 2000; 2,380 shares will vest in 2001; 2,380 shares will vest in 2002; and the remaining 2,380 shares will vest in 2003.

(3) Company contributions to the Capital Accumulation Plan accounts of the named executive officers during the above fiscal years.
    Employee contributions under the plan are subject to a maximum limitation under the Internal Revenue Code of 1986. The Company pays an employee who is subject to this limitation an additional 50 cents
    (after October 1, 1998, 60 cents) for each dollar that the employee is prevented from contributing solely by reason of such limitation.
    The amounts shown in the table above reflect, if applicable, this additional Company payment.

(4)  Messrs. Hasch and Balaskovits retired as of November 1, 1998.



                 OPTIONS/SAR GRANTS IN FISCAL  1998

                                        Individual Grants
                                         % of Total Options/
                          Options/SARs    SARs Granted to  Exercise or                Grant Date
                             Granted   Employees in Fiscal  Base Price   Expiration   Present Value
   Name                      (#) (1)       Year (2)         ($/Sh)           Date       ($)(3)
Richard E. Terry             20,600         12.3%           $37.84        01-Oct-07    $131,428
  Chairman and Chief
  Executive  Officer

J. Bruce Hasch               10,600          6.3             37.84        01-Oct-07     67,628
  Former President and
  Chief  Operating Officer (4)

James Hinchliff               6,000          3.6             37.84        01-Oct-07     38,280
  Senior Vice President
  and General Counsel

Thomas M. Patrick             6,000          3.6             37.84        01-Oct-07     38,280
  President and Chief
  Operating Officer

Kenneth S. Balaskovits        4,800          2.9             37.84        01-Oct-07     30,624
  Former Vice President
  and Controller (4)


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

(2)Based on 83,800 Options and 83,800 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 1998.

(3)  Present value is determined using a variation of the Black-
    Scholes Option-Pricing Model. The model assumes: a) that Options and SARs are exercised three and one-half years after the date of grant - the average time Options and SARs were held by recipients under Peoples Energy Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.

(4)  Messrs. Hasch and Balaskovits retired as of November 1, 1998.



           AGGREGATED OPTION/SAR EXERCISES IN FISCAL  1998
                AND FISCAL YEAR-END OPTION/SAR VALUES


                             Shares                    Number of Unexercised               Value of Unexercised
                           Acquired on                Options/SARs at Fiscal            In-the-Money Options/SARs
                          (Option/SAR)   Value            Year-End (#)                       at Fiscal Year-End ($)
     Name                  Exercise(#) Realized ($)  Exercisable  Unexercisable    Exercisable Unexercisable
Richard E. Terry                  0       0              46,800    20,600             $187,998      $0
  Chairman and
Chief Executive Officer

J. Bruce Hasch                    0       0              19,200    10,600               65,866       0
  Former President and
  Chief Operating Officer (1)

James Hinchliff                   0       0              12,600    6,000                43,328       0
  Senior Vice President
  and General Counsel

Thomas M.  Patrick                0       0              16,600    6,000                73,920       0
  President and Chief
  Operating Officer

Kenneth S. Balaskovits            0       0               5,200     4,800               9,412        0
  Former Vice President
  and Controller (1)

(1)Messrs. Hasch and Balaskovits retired as of November 1, 1998.


                         PENSION PLAN TABLE

                          Years Of Service
Average Annual
 Compensation    20        25       30        35       40
$150,000    $  54,400 $  68,000 $  81,600 $  90,975  $100,350
 200,000       74,400    93,000   111,600   124,100   136,600
 250,000       94,400   118,000   141,600   157,225   172,850
 300,000      114,400   143,000   171,600   190,350   209,100
 350,000      134,400   168,000   201,600   223,475   245,350
 400,000      154,400   193,000   231,600   256,600   281,600
 450,000      174,400   218,000   261,600   289,725   317,850
 500,000      194,400   243,000   291,600   322,850   354,100
 550,000      214,400   268,000   321,600   355,975   390,350
 600,000      234,400   293,000   351,600   389,100   426,600
 650,000      254,400   318,000   381,600   422,225   462,850
 700,000      274,400   343,000   411,600   455,350   499,100
 750,000      294,400   368,000   441,600   488,475   535,350
 800,000      314,400   393,000   471,600   521,600   571,600
 850,000      334,400   418,000   501,600   554,725   607,850
 900,000      354,400   443,000   531,600   587,850   644,100


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

   At September 30, 1998, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 34 years; Mr. Hasch, 38 years;
Mr. Hinchliff, 26 years, Mr. Patrick, 22 years; and Mr. Balaskovits, 31 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.

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

   The term of each severance agreement is for the longer of 36 months after the date in which a Change in Control of Peoples Energy occurs or 24 months after the completion of the transaction approved by shareholders described in (iii) below of the description of a Change in Control. A Change in Control is defined as occurring when
(i) Peoples Energy receives a report on Schedule 13D filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, disclosing that any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 20% or more of the common stock of Peoples Energy; (ii) any person, group, corporation, or other entity (except Peoples Energy or a wholly-owned subsidiary), after purchasing common stock of Peoples Energy in a tender offer or exchange offer, becomes the beneficial owner, directly or indirectly, of 20% or more of such common stock; (iii) the shareholders of Peoples Energy approve (a) any consolidation or merger of Peoples Energy in which Peoples Energy is not the continuing or surviving corporation, other than a consolidation or merger in which holders of Peoples Energy's common stock prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before; (b) any consolidation or merger in which Peoples Energy is the continuing or surviving corporation, but in which the common shareholders of Peoples Energy immediately prior to the consolidation or merger do not hold at least 90% of the outstanding common stock of Peoples Energy; (c) any sale, lease, exchange or other transfer of all or substantially all of the assets of Peoples Energy, except where Peoples Energy owns all of the outstanding stock of the transferee entity or Peoples Energy's common shareholders immediately prior to such transaction own at least 90% of the transferee entity or group of transferee entities immediately after such transaction; or (d) any consolidation or merger of Peoples Energy where, after the consolidation or merger, one entity or group of entities owns 100% of the shares of Peoples Energy, except where Peoples Energy's common shareholders immediately prior to such merger or consolation own at least 90% of the outstanding stock of such entity or group of entities immediately after such consolidation or merger; or (iv) a change in the majority of the members of Peoples Energy's Board of Directors within a 24-month period, unless approved by two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

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

   At November 30, 1998, voting securities of the Company were beneficially owned as follows:

 Title of                                    Number of    Percent of
  Class        Name and Address             Shares Owned    Class


Common Stock   Peoples Energy Corporation
  without      130 East Randolph Driv
 par value     Chicago, Illinois  60601-6207  24,817,566      100

SECURITY OWNERSHIP OF MANAGEMENT

   No equity securities of the Company are beneficially owned directly or indirectly by any director or officer of the Company.

   Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1998, are as follows:

                                       Shares of Peoples Energy
                                      Common Stock Beneficially
       Name                       Owned at November 30, 1998 (1)
   Donald M. Field*                         19,467 (2)(3)
   James Hinchliff*                         34,918 (2)(3)
   James M. Luebbers*                        6,633 (2)(3)
   Thomas M. Patrick*                       25,761 (2)(3)
   Richard E. Terry*                        90,724 (2)(3)
   J. Bruce Hasch (4)                       48,635
   Kenneth S. Balaskovits (4)               12,122

   All directors and officers of the Company
       as a group, including those named above
       (15 in number)                      300,989

                      * Director of the Company


(1) The total of 300,989 shares held by all directors and executive officers as a group is less than one percent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him or her in the table.

(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1998, through the exercise of stock options granted under Peoples Energy's Long-Term Incentive Compensation Plan: Messrs. Balaskovits, 5,000; Hasch, 14,900; Hinchliff, 9,300; Patrick, 10,100; Terry, 33,700; and
    all executive officers of the Company, as a group, 125,200.

(3) Includes shares of restricted stock awarded under Peoples Energy's Long-Term Incentive Compensation Plan, the restrictions on which had not lapsed at November 30, 1998, as follows: Messrs. Hinchliff, 4,830; Patrick, 5,720; Terry, 15,480; and all executive officers as a group, 34,585. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.

(4)  Messrs. Hasch and Balaskovits retired as of November 1, 1998.

CHANGES IN CONTROL

   None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company provides general corporate and support services to Peoples Energy pursuant to an Intercompany Service Agreement (Agreement), the terms of which were approved by the Commission. In fiscal 1998, the Company furnished general corporate services in the amount of $3,693,099 and support services in the amount of $131,978 to Peoples Energy under the Agreement.




                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K

(a)    1. Financial Statements:                     Page

       See Part II, Item 8.                          17

   2.  Financial Statement Schedules:

       Schedule
        Number

         VIII   Valuation and Qualifying Accounts    44

   3.  Exhibits:

       See Exhibit Index on page 46.

(b) Reports on Form 8-K filed during the final quarter of fiscal year 1998:

       None.

<CAPTIOM>
                                                                  Schedule VIII

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

    Fiscal Year Ended September 30, 1998
RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $28,959        $22,251           $ 28,597               $22,613

    Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $25,279        $27,068           $ 23,388               $28,959

    Fiscal Year Ended September 30, 1996

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $18,315        $27,345           $ 20,381               $25,279





                           SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          THE PEOPLES GAS LIGHT AND COKE COMPANY

Date:  December 17, 1998         By:  /s/ RICHARD E. TERRY
                                       Richard E. Terry
                                 Chairman of the Board and Chief
                                       Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 17, 1998.


/s/ RICHARD E. TERRY    Chairman of the Board and Chief Executive
    Richard E. Terry              Officer and Director
                             (Principal Executive Officer)


/s/ JAMES M. LUEBBERS  Vice President and Controller and Director
    James M. Luebbers (Principal Financial and Accounting Officer)


/s/ DONALD M. FIELD          Director
    Donald M. Field


/s/ JAMES HINCHLIFF          Director
    James Hinchliff


/s/ THOMAS M. PATRICK        Director
    Thomas M. Patrick




 The Peoples Gas Light and Coke Company and Subsidiary Companies

                        EXHIBIT INDEX

(a) The exhibits listed below are filed herewith and made a part hereof:

   Exhibit
   Number                  Description of Document

   10(a)     U.S. Shippers Service Agreement between the
             Company and Northern Border Pipeline Company, dated August 14, 1997;

   10(b)     U.S. Shippers Service Agreement between the
             Company and Northern Border Pipeline Company, dated October 27, 1997;

   10(c)     Storage Rate Schedule DSS Agreement between the
             Company and Natural Gas Pipeline Company of
             America, dated January 15, 1998;

   10(d)     Storage Rate Schedule NSS Agreement between the
             Company and Natural Gas Pipeline Company of
             America, dated January 15, 1998;

   10(e) Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline
             Company of America, dated January 15, 1998;

   10(f)     Transportation Rate Schedule FTS LN/NB
             Agreement between the Company and Natural Gas
             Pipeline Company of America, dated January 15,
             1998;

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

             4(a)First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by the Company by Indenture dated
             March 1, 1928 (May 17, 1935, Exhibit B-6a,
             Exhibit B-6b A-2 File No. 2-2151, 1936);
             Supplemental Indenture dated as of May 20,
             1936, from the Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee (Form 8-K for the year 1936, Exhibit B-
             6f); Supplemental Indenture dated as of March 10, 1950 (Form 8-K for the month of March
             1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (File
             No. 2-26983, Post-Effective, Exhibit 2-4);
             Supplemental Indenture dated as of September
             15, 1970 (File No. 2-38168, Post-Effective
             Exhibit 2-2); Supplemental Indenture dated
             October 1, 1984, Exhibit 4-3 (Form 10-K for


The Peoples Gas Light and Coke Company and Subsidiary Companies

                  EXHIBIT INDEX (Continued)

   Exhibit
   Number                Description of Document

             4(a) fiscal year ended September 30, 1984);
             Supplemental Indentures dated March 1, 1985, cont'd Exhibit 4-3, (Form 10-K for fiscal year ended September 30, 1985); Supplemental Indenture dated May 1, 1990 (Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of
             April 1, 1993 (Form 8-K dated as of May 5,
             1933, Exhibit 1); Supplemental Indentures dated as of December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993,
             Exhibit 4(a)); Supplemental Indenture dated as of December 1, 1993 (Form 10-Q for the quarterly period ended December 31, 1993,
             Exhibit 4(b)); Supplemental Indenture dated
             June 1, 1995. (Form 10-K for fiscal year ended
             September 30, 1995.)

             10(g) Firm Transportation Service Agreement
             Under Rate Schedule FT between the Company and
             Trunkline Gas Company, dated as of December 1,
             1993 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10). ETS
             Service Agreement between the Company and ANR
             Pipeline Company, dated September 21, 1994.
             (Registrant Form 10-K for fiscal year ended
             September 30, 1995, Exhibit 10(a)); FSS
             Service Agreement between the Company and ANR
             Pipeline Company, dated September 21, 1994.
             (Registrant Form 10-K for fiscal year ended
             September 30, 1995, Exhibit 10(b)); Storage
             Rate Schedule NSS Agreement between the
             Company and Natural Gas Pipeline Company of
             America, dated October 19, 1995.  (Registrant
             Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(c)); Transportation Rate
             Schedule FTS Agreement between the Company and
             Natural Gas Pipeline Company of America, dated
             October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit
             10(d)); Storage Rate Schedule DSS Agreement between the Company and Natural Gas Pipeline
             Company of America, dated December 1, 1995.
             (Registrant Form 10-K for fiscal year ended
             September 30, 1995, Exhibit 10(e));
             Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline
             Company of America, dated December 1, 1995.
             (Registrant Form 10-K for fiscal year ended
             September 30, 1995, Exhibit 10(f)); Firm
             Transportation Service Agreement Under Rate
             Schedule FT between the Company and Trunkline
             Gas Company, dated as of April 1, 1995.
             (Registrant Form 10-K for fiscal year ended
             September 30, 1995, Exhibit10(g)); Quick
             Notice Transportation Service Agreement Under
             Rate Schedule QNT between the Company and
             Trunkline Gas Company, dated as of December 1,
             1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(h));
             Quick Notice Transportation Service Agreement
             Under Rate Schedule QNT between the Company and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit
             10(i)); Firm Transportation Service Agreement under Rate Schedule FTS-1 between the Company and ANR Pipeline Company, dated as of September 20, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1996, Exhibit
             10(j)); Firm Transportation Service Agreement under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of February 21, 1996. (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(k)); Firm Transportation
             Service Agreement under Rate Schedule FTS between the Company and Natural Gas Pipeline
             Company of America, dated as of February 21, 1996. (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(l)); Firm
             Transportation Service

The Peoples Gas Light and Coke Company and Subsidiary Companies

                  EXHIBIT INDEX (Continued)

   Exhibit
   Number                  Description of Document

               Agreement under Rate Schedule FTS between
             the Company and Natural Gas Pipeline Company of America, dated November 13, 1996.
             (Registrant Form 10-K for fiscal year ended
             September 30, 1997, Exhibit 10(m)); Firm
             Transportation Service Agreement under Rate
             Schedule FT-A or FT-G between the Company and Midwestern Gas Transmission Company, dated
             November 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit
             10(n)); Firm Transportation Service Agreement under Rate Schedule FT-A between the Company and Tennessee Gas Pipeline Company, dated
             November 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit
             10(o)).


		10(h) Leased dated Ocotber 20, 1993, between
            Prudential Plaza Associates, as Landlord, and the Company, as Tentant (Registrant Form 10-Q for the quarterly period ended December 31, 1993,
            Exhibit 10(a)).