Form 10-Q
period 1998-12-31
PEOPLES GAS LIGHT & COKE CO
filed 1999-02-11
CIK 77388

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

  (Mark One)


   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,817,566 shares of Common Stock, without par value, outstanding at January 31, 1999.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  The Peoples Gas Light and Coke Company
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                Three Months Ended    Twelve Months Ended
                                  December 31,           December 31,
                                1998        1997      1998         1997
                                          (Thousands of Dollars)
OPERATING REVENUES             $234,980  $306,966   $835,534  $  1,069,971

OPERATING EXPENSES:
Gas costs                        91,316   144,079    325,675       502,231
Operation and maintenance        55,183    51,606    209,951       210,449
Depreciation and amortization    17,151    16,780     68,124        66,450
Taxes, other than income taxes   31,344    36,784    111,860       130,843
     Total Operating Expenses   194,994   249,249    715,610       909,973

OPERATING INCOME                 39,986    57,717    119,924       159,998

OTHER INCOME AND (DEDUCTIONS)    (8,233)   (8,174)   (31,148)      (29,244)

EARNINGS BEFORE INCOME TAXES     31,753    49,543     88,776       130,754

INCOME TAXES                     12,160    19,119     31,229        47,341

NET INCOME APPLICABLE
   TO COMMON STOCK             $ 19,593  $ 30,424   $ 57,547  $     83,413

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS



                                                         December 31,                December 31,
                                                              1998     September 30,    1997
                                                          (Unaudited)     1998      (Unaudited)
                                                                  (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost           $1,919,904   $ 1,888,025 $1,830,564
Less - Accumulated depreciation and amortization             668,134       654,262    623,906
     Net property, plant and equipment                     1,251,770     1,233,763  1,206,658
Other investments                                              7,965         9,745      5,406
     Total Capital Investments - Net                       1,259,735     1,243,508  1,212,064

CURRENT ASSETS:
Cash and cash equivalents                                      5,170         3,134      6,745
Temporary cash investments                                       500           500        500
Receivables -
   Customers, net of allowance for uncollectible accounts
       of $21,567, $22,613, and $26,144, respectively         75,515        50,280    116,343
   Other                                                      22,784        34,051     25,568
Accrued unbilled revenues                                     60,609        17,363     68,377
Materials and supplies, at average cost                       12,265        12,332     14,739
Gas in storage, at last-in, first-out cost                    47,770        75,767     65,089
Gas costs recoverable through rate adjustments                 2,144         3,847      5,500
Regulatory assets                                              6,472         6,651      5,333
Prepayments                                                   76,734        70,406     46,795
     Total Current Assets                                    309,963       274,331    354,989

OTHER ASSETS:
Non-current regulatory assets                                 42,125        52,670     32,508
Deferred charges                                              18,746        18,933     17,777
     Total Other Assets                                       60,871        71,603     50,285

Total Properties and Other Assets                         $1,630,569   $ 1,589,442 $1,617,338


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                The Peoples Gas Light and Coke Company

                                     CONSOLIDATED BALANCE SHEETS
                                                         December 31,                 December 31,
                                                             1998       September 30,     1997
                                                          (Unaudited)       1998      (Unaudited)
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 40,000,000 shares
   Outstanding 24,817,566 shares                           $  165,307  $   165,307   $  165,307
Retained earnings                                             422,311      418,601      426,064
Accumulated other comprehensive income                         (1,389)      (1,389)      (2,357)
     Total Common Stockholder's Equity                        586,229      582,519      589,014

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                 452,000      452,000      462,400
     Total Capitalization                                   1,038,229    1,034,519    1,051,414

CURRENT LIABILITIES:
Interim loans                                                  32,540        8,900       45,375
Accounts payable                                               99,265      100,522      111,868
Dividends payable on common stock                              15,883       13,898       16,380
Customer gas service and credit deposits                       57,122       43,237       40,938
Sinking fund payments and maturities, due within one year
   Long-term debt                                                   -       10,400            -
Accrued taxes                                                  47,389       25,708       47,133
Gas sales revenue refundable through rate adjustments               -        9,864            -
Accrued interest                                                6,145        8,788        6,265
     Total Current Liabilities                                258,344      221,317      267,959

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation    249,893      247,959      234,575
Investment tax credits being amortized over
  the average lives of related property                        28,839       28,951      30,002
Other                                                          55,264       56,696      33,388
     Total Deferred Credits and Other Liabilities             333,996      333,606     297,965

     Total Capitalization and Liabilities                  $1,630,569  $ 1,589,442  $1,617,338

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                         The Peoples Gas Light and Coke Company

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                            1998        1997
                                                         (Thousands of Dollars)
Operating Activities:
Net income                                                 $19,593 $   30,424
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                             17,151     16,780
  Deferred income taxes and investment tax credits - net     1,280      4,558
  Change in deferred credits and other liabilities            (890)     1,422
  Change in other assets                                     9,328     (3,512)
  Change in current assets and liabilities:
    Receivables - net                                      (13,968)   (34,422)
    Accrued unbilled revenues                              (43,245)   (48,268)
    Materials and supplies                                      67     (1,514)
    Gas in storage                                          27,997      2,447
    Regulatory assets                                          178      7,806
    Prepayments                                             (6,327)    (6,993)
    Accounts payable                                        (1,257)    (1,634)
    Customer gas service and credit deposits                13,885      1,186
    Accrued taxes                                           21,680     28,077
    Rate adjustments refundable or recoverable              (8,161)   (16,656)
    Accrued interest                                        (2,643)    (2,498)

     Net Cash Provided by (Used in) Operating Activities    34,668    (22,797)

Investing Activities:
Capital expenditures - construction                        (14,346)   (16,589)
Other assets                                               (19,408)      (102)
Other capital investments                                    1,780         64
Other temporary cash investments                                 -     15,000

  Net Cash Used in Investing Activities                    (31,974)    (1,627)

Financing Activities:
Interim loans - net                                         23,640     44,675
Dividends paid on common stock                             (13,898)   (32,015)
Retirement of long-term debt                               (10,400)         -

     Net Cash Provided by (Used in) Financing Activities      (658)    12,660

Net Increase (Decrease) in Cash and Cash Equivalents         2,036    (11,764)
Cash and Cash Equivalents at Beginning of Period             3,134     18,509

Cash and Cash Equivalents at End of Period                 $ 5,170 $    6,745

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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

2A     Regulated Operations

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

      Income taxes and interest paid were as follows:

        For the three months
        ended December 31,         1998          1997
                                         (Thousands)
         Income taxes paid          $ 63            $30
         Interest paid            10,656         10,578

2C   Recovery of Gas Costs

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

2D Accounting Standard

   In October 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes the standards for reporting and display of comprehensive income and its components in a full set of financial statements. The statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence as the other financial statements. (See Note 5.)

2E     Hedging Activities

   The Company has a formal risk management policy that establishes monitoring and controlling procedures for the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading solely to minimize risk, and not for any speculative purpose. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and/or volume fluctuations related to its business activities, including price risk related to the geographic location of the commodity (basis risk).

   The Company accounts for all derivative transactions through hedge accounting. All derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized in the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of December 31, 1998 the Company had open derivative financial instruments representing hedges of equivalent natural gas of .4 Bcf. At December 31, 1998, the Company had deferred losses of $145,000 on the Consolidated Balance Sheet.

3.  ENVIRONMENTAL MATTERS

   The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured
Gas Sites). The Company is accruing and deferring the costs it incurs for environmental activities in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1998, the total of the costs deferred by the Company was $25.8 million. This amount includes the Company's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by the Company and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured
Gas Sites as well as the likelihood of whether such actions will be necessary. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full entent of such contribution cannot be determines at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to the Comapny's former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with two Manufactured Gas Sites in Chicago. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. In November 1998, the Company reached a settlement agreement with one of the incurance carriers. The costs deferred at December 31, 1998, have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the Company's recovery of costs from the other insurance carriers.
Accordingly, the costs deferred at December 31, 1998 have not been reduced to reflect recoveries from other insurance carriers.

   The Company belives that costs incurred by it for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At December 31, 1998, it had recovered $7.3 million of such costs through rates.

4.  LONG-TERM DEBT

A.  Interest-Rate Adjustments

   The rate of interest on the $27.0 million principal amount of the City of Chicago 1993 Series B Bonds, which are secured by an equal principal amount of the Company's Adjustable-Rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. The Company is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1998, have been remarketed. The interest rate on such bonds will be
3.20 percent for the period December 1, 1998, through November 30, 1999.

   The Company classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, the Company established a three year line of credit with The Northern Trust Company, which has since been extended to January 31, 2001.

B.  Bonds Redeemed

   On October 1, 1998, the Company redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by the Company's Adjustable-Rate First and Refunding Mortgage Bonds,
Series W.

5.  COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," in fiscal 1999. This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes in equity (other comprehensive income). Comprehensive income includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost. The Company has reported accumulated other comprehensive income in the Company's Consolidated Balance Sheet.

   Comprehensive income for the three and twelve months ended
December 31, 1998 and 1997 is as follows:

                                    Three Months Ended  12 Months Ended
                                         December 31,     December 31,
                                        1998     1997    1998     1997
Net income                             $19,593 $30,424  $57,547  $83,413

Other comprehensive income
  Minimum pension liability                 -        -    1,604   (2,645)
  Income tax (expense)/benefit              -        -     (636)   1,049
Other comprehensive income, net of tax      -        -      968   (1,596)

Comprehensive Income                   $19,593 $30,424  $58,515  $81,817



Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

     Net income decreased $10.8 million, to $19.6 million, and $25.9 million, to $57.5 million, for the three- and 12-month periods ended December 31, 1998, respectively, primarily due to weather that was warmer during the current periods.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                   Three Months Ended    12 Months Ended
                                   December 31, 1998    December 31, 1998
                                 Over the Prior Period Over the Prior Period
(Thousands of dollars)              Amount  Percent     Amount  Percent
Operating revenues                  (71,986)  (23.5)  (234,437)  (21.9)
Gas costs                           (52,763)  (36.6)  (176,556)  (35.2)
Operation and maintenance expenses    3,577     6.9       (498)   (0.2)
Depreciation and amortization expense   371     2.2      1,674     2.5
Taxes, other than income taxes       (5,440)  (14.8)   (18,983)  (14.5)
Other income and deductions             (59)    0.7     (1,904)    6.5
Income taxes                         (6,959)  (36.4)   (16,112)  (34.0)
Net income                          (10,831)  (35.6)   (25,866)  (31.0)



Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariff provides for dollar-for-dollar recovery of gas costs. (See Note 2C of the Notes to Consolidated Financial Statements.) The Company's tariff also provides for dollar-for-dollar recovery of the cost of revenue taxes and certain other charges imposed by the State of Illinois and City of Chicago.

   Operating revenues decreased $72.0 million, to $235.0 million, and $234.4 million, to $835.5 million, for the current three- and 12- month periods, respectively, due to weather that was warmer in both current periods and to lower unit costs of gas in the current periods.

Gas Costs

   Gas costs decreased $52.8 million, to $91.3 million, and $176.6 million, to $325.7 million, for the three- and 12-month periods ended December 31, 1998, respectively, due to reduced sales resulting from warmer weather in the current periods and lower unit costs of gas in the current periods.


Operation and Maintenance Expenses

   Operation and maintenance expenses increased $3.6 million, to $55.2 million, for the current three-month period, due primarily to a reduction in pension credits. Also contributing to the increase was an increase in the cost of outside services. These effects were partially offset by a decrease in the provision for uncollectible accounts and a reduction in the cost of group insurance.

   Operation and maintenance expenses decreased $498,000, to $210.0 million, for the current 12-month period, due primarily to a reduction in the provision for uncollectible accounts, resulting from the decrease in revenues, a decrease in the cost of group insurance, and other reductions in operation and maintenance expenses. Offsetting these effects were an increase in pension costs, primarily attributable to a reduction in pension credits, and an increase in the cost of outside services.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $371,000, to $17.2 million, and $1.7 million, to $68.1 million, in the current three- and 12-month periods, respectively, due mainly to depreciable property additions.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes, decreased $5.4 million, to $31.3 million, and $19.0 million, to $111.9 million, for the current three- and 12-month periods, respectively, primarily as a result of the decrease in revenue taxes associated with the decline in operating revenues attributable to the warmer weather and to lower unit costs of gas experienced during the current periods. Partially offsetting this decrease in taxes was the increase in other taxes in the current periods due to the new Supplemental Low Income Energy Assistance Charge and Renewable Energy Resource and Coal Technology Assessment Charge which became effective on January 1, 1998.

Other Income and Deductions

   Other income and deductions increased $1.9 million, to $31.1 million, for the current 12-month period due primarily to decreases in interest income and increases in interest on commercial paper and on budget plan balances, partially offset by an increase in the allowance for funds used during construction.

Income Taxes

   Income taxes decreased $7.0 million, to $12.2 million, and $16.1 million, to $31.2 million, for the current three- and 12-month periods, respectively, due primarily to lower pre-tax income. A prior period accrual adjustment partially offset the decline in income taxes for the 12-month period.

Other Matters

Accounting Standard.  In October 1998, the Company adopted SFAS
130, "Reporting Comprehensive Income." (See Notes 2D and 5 of the Notes to Consolidated Financial Statements.)

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


Operating Statistics.  The following table represents gas
distribution margin components:
                                    Three Months Ended        Twelve Months Ended
                                       December 31,              December 31,
                                    1998         1997         1998          1997
Operating Revenues:(thousands)
 Gas sales
  Residential                      $171,980     $229,655     $611,136     $ 790,096
  Commercial                         21,080       32,429       84,412       121,470
  Industrial                          3,554        6,147       14,639        23,769
                                    196,614      268,231      710,187       935,335

 Transportation
  Residential                         10,807       10,514       34,845        33,760
  Commercial                          12,349       12,792       41,285        42,234
  Industrial                           6,112        6,594       22,610        24,663
  Contract Pooling                     3,582        3,231        9,216        17,054
  Other                                  249          433          574           433

                                      33,099       33,564      108,530       118,144

 Other                                 5,267        5,171       16,817        16,492

Total Operating Revenues             234,980      306,966      835,534     1,069,971
Less- Gas Costs                       91,316      144,079      325,675       502,231

Gross Margin                        $143,664     $162,887     $509,859     $ 567,740

Deliveries (MDth):
 Gas Sales
  Residential                         27,919       35,416       92,970       117,031
  Commercial                           3,809        5,461       14,856        20,313
  Industrial                             753        1,124        2,989         4,339
                                      32,481       42,001      110,815       141,683

 Transportation (a)
  Residential                          7,377        8,009       23,584        24,917
  Commercial                          10,130       10,682       33,611        35,778
  Industrial                           8,175        8,841       33,260        31,635
  Other                                    -            -          234           234
                                      25,682       27,532       90,689        92,564

 Total Gas Sales and Transportation   58,163       69,533      201,504       234,247



      (a)Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Bonds Redeemed. On October 1, 1998, the Company redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by the Company's Adjustable-Rate First and Refunding Mortgage Bonds, Series W. (See Note 4B of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

Credit Lines. The Company has lines of credit totaling $119.0 million of which North Shore Gas may borrow up to $30 million.
At December 31, 1998, the Company and North Shore Gas had unused credit available from banks of $86.4 million of which $30 million was available to North Shore Gas.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended December 31, 1998, and for fiscal
1998 and 1997 were 3.61, 4.15, and 5.01, respectively.

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

   As of December 31, 1998, 21 of the Company's 38 mainframe applications have been fully remediated, tested and implemented, one is in the testing phase, and eight have been (or are in the process of being) eliminated. The eight remaining mainframe applications are scheduled to be replaced by the Company's new mainframe customer information system and are not expected to be remediated. Additionally, all mainframe system modules have been remediated and are now in the testing phase. Many of the Company's non-mainframe applications, spreadsheets and interfaces have also reached the implementation stage, and most others are in the remediation phase. The Company expects to implement all critical internal systems (other than the customer information system to be used by the Company and North Shore Gas) and all non-critical internal systems by April 30, 1999; and complete installation and testing of the customer information system by the end of fiscal year 1999.

   As part of its Year 2000 Project, the Company has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of December 31, 1998, the Company has received responses from 88% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. The Company also plans to have certain products, such as its desktop computer inventory, compliant-tested in order to minimize the risks associated with reliance on vendor representations.

   The Company has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities. It has also contracted with a consultant that has significant utility and engineering expertise to assist with the embedded systems efforts. The Company has assessed the Year 2000 compliance status of its embedded systems, and it is beginning to test, repair or replace any critical equipment identified as not Year 2000 compliant. The Company's timetable for implementing compliant equipment will depend on the availability of compliant equipment.

   The Company currently has a written conceptual contingency plan to address risks to the Company created by the Company's or third parties' systems and embedded technology that are not Year 2000 compliant. It has engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures in the area of embedded systems equipment. The Company expects to complete its contingency plans for information technology and embedded systems, including critical third party disruptions, by April 1999, and such plans will be maintained and adjusted as necessary on an ongoing basis.

   The Company has contacted key suppliers of all affiliated companies to determine their Year 2000 compliance efforts. It has received written assurances from many key suppliers that they are making the necessary Year 2000 efforts, and it is in the process of following up with other key suppliers that did not respond to written inquiries. The Company is also contacting certain of its larger customers to determine their year 2000 readiness.

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

   The Company currently estimates that it will incur expenses of approximately $1.0 million through fiscal Year 1999 to complete its Year 2000 compliance efforts, in addition to the $4.6 million already incurred through December 31, 1998. This estimate does not include costs to repair or replace critical embedded systems equipment that is non-compliant, which has yet to be determined. Portions of the costs incurred by the Company in connection with its Year 2000 compliance efforts will be billed to its affiliated companies. Management does not expect the cost of the Company's Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of the Company or its affiliates.

Market Risk Management. The Company utilizes long-term debt as a primary source of capital. Both variable and fixed rate debt instruments are utilized. The variable interest rate on the debt adjusts to reflect current market conditions annually on December
1. Subject to certain restrictions on optional redemptions, the fixed rate debt instruments can be refinanced at lower interest rates if the Company deems it to be economical. (See Note 4 of the Notes to Consolidated Financial Statements.)

   The Company is not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the Company's customers through the operation of the its Gas Charge. However, in order to minimize the impact on customers of severe price spikes in gas supply costs, the Company did initiate a gas supply price protection financial trading strategy. Any gains or losses from financial trades are offset by related physical purchases.

   The Company's policy for risk management activities stipulates that any financial trades are only to be used for hedging purposes. (See Note 2E of the Notes to Consolidated Financial
Statements.) The Company monitors and controls derivative positions using a mark-to-market analysis.

   The Company is also exposed to credit risk when a hedging transaction counter party or supplier defaults on a contract to pay for or deliver product at an agreed-upon price. To mitigate this risk, the Company has established procedures to determine and monitor the creditworthiness of counter parties.

   Transactions are executed only with counter parties having strong credit ratings. Controls are also in place to limit dollar exposure and transaction term based upon creditworthiness. The Company does not expect any of the counter parties to fail to meet their contractual obligations with these controls in place.

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

"    Regulatory developments in the U.S. and Illinois.

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

   Some of these uncertainties that may affect future results are discussed in more detail in the sections of "Item 1 - Business" of the Annual Report on Form 10-K captioned "Competition," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply." All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

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


Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit
          Number              Description of Document

		10(a)		Firm Gas Transportation Agreement Under Rate
				Schedule FT-A or FT-G between the Company and Midwestern Gas Trasmission Company, dated November 1, 1998.

            10(b)		Rate Schedule QNT Quick Notice Transportation
				Service Agreement Between the Company and
				Trunkline Gas Company, dated November 1, 1998.

              27        Financial Data Schedule

      b.  Reports on Form 8-K filed during the quarter ended
December 31, 1998

        None



                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                    The Peoples Gas Light and
                          Coke Company
                          (Registrant)




 February 11, 1999                By: /s/ J. M. LUEBBERS
                         (Date)            J. M. Luebbers
                                   Vice President and Controller





                         (Same as above)
                      Principal Accounting
                             Officer