Form 10-K405/A
period 2000-09-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 2000-12-21
CIK 77388, 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as
Specified in Charter, State of
Incorporation, Address of
Commission	Principal Executive	IRS Employer
File Number	Office and Telephone Number	Identification Number

2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of Each Class	on which registered
None	Not applicable

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrants:

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The Peoples Gas Light and Coke Company	Common Stock, without par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2000

North Shore Gas Company	Common Stock, without par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2000

This combined Form 10-K/A is separately filed by The Peoples Gas Light and Coke Company and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

PURPOSE OF AMENDMENT

This amendment to the combined Annual Report on Form 10-K of The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas) amends Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management for each of Peoples Gas and North Shore Gas. Information contained in Part III, Item 12 of the combined Form 10-K reported by Peoples Energy Corporation is not being amended by this Form 10-K/A.

PART III

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

At November 30, 2000, voting securities of Peoples Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class

Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	24,817,566	100

At November 30, 2000, voting securities of North Shore Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class

Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	3,625,887	100

No equity securities of Peoples Gas or North Shore Gas are beneficially owned directly or indirectly by any director or officer of Peoples Gas and North Shore Gas.

Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of Peoples Gas and North Shore Gas and all directors and executive officers of Peoples Gas and North Shore Gas as a group at November 30, 2000, are as follows:

	Shares of Peoples Energy		Percent
	Common Stock Beneficially		Of
Name	Owned at November 30, 2000		Class
Donald M. Field	36,426	(1)(2)	*
James Hinchliff	47,259	(1)(2)	*
James M. Luebbers	22,417	(1)(2)	*
William E. Morrow	8,292	(2)	*
Thomas M. Patrick	62,136	(1)(2)	*
Richard E. Terry	141,308	(1)(2)	*
All directors and executive officers of Peoples Gas and North Shore Gas as a group, including those
named above (15 in number)	429,244	(1)(2)	1.21

* Percentage of shares beneficially owned does not exceed one percent.

  Includes shares that the following have a right to acquire within 60 days following November 30, 2000, through the exercise of Options granted under the Long-Term Incentive Compensation Plan of the Company: Messrs. Field, 17,900; Hinchliff, 16,200; Luebbers, 13,300; Patrick, 32,000; Terry, 61,900; and all directors and executive officers of the Company as a group, 196,200.

  Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of the Company, the restrictions on which had not lapsed as of November 30, 2000, as follows: Messrs. Field, 6,920; Hinchliff, 7,535; Luebbers, 5,300; Morrow, 4,975; Patrick, 14,640; Terry, 26,680; and all directors and executive officers as a group, 85,610. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 21, 2000	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2000.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ JAMES M. LUEBBERS	Chief Financial Officer and Controller
James M. Luebbers	(Principal Financial and Accounting Officer) and Director

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 21, 2000	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2000.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ JAMES M. LUEBBERS	Chief Financial Officer and Controller
James M. Luebbers	(Principal Financial and Accounting Officer) and Director

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick