Form 10-Q
period 2001-12-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2002-02-12
CIK 77388, 110101, 77385

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Exact Name of Registrant as
Specified in Charter, State of
Incorporation, Address of
Commission	Principal Executive	IRS Employer
File Number	Office and Telephone Number	Identification Number
1-5540	PEOPLES ENERGY CORPORATION	36-2642766
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 31, 2002):

Peoples Energy Corporation	Common Stock, No par value, 35,462,362 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Part I - Financial Information

Item I. Financial Statements

The condensed, unaudited financial statements of Peoples Energy Corporation (the Company), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas.

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Additionally, in the first quarter of fiscal 2002, the Company elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. Refer to the Company's Report on Form 8-K filed January 29, 2002 for prior years' restatements. (See Note 1 of the Notes to Consolidated Financial Statements.)

The business of the Company's utility subsidiaries (Peoples Gas and North Shore Gas) is influenced by seasonal weather conditions because a large element of the utilities' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Swings in natural gas prices can also impact revenue sensitive items such as customer accounts receivable balances and reserves for uncollectible accounts. The quarterly results of operations and balances should not be considered indicative of the year as a whole.

The information furnished reflects, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
		Restated
		(See Note 1)
(In Thousands, Except Per-Share Amounts)
Operating Revenues	$ 377,548	$ 716,982

Operating Expenses:
Cost of energy sold	186,503	488,636
Operation and maintenance	66,171	75,913
Depreciation, depletion and amortization	24,504	22,439
Taxes - other than income taxes	36,022	61,258
Total Operating Expenses	313,200	648,246

Operating Income	64,348	68,736

Equity Investment Income	(3,509)	4,797

Total Operating and Equity Investment Income	60,839	73,533

Other Income and (Deductions)	2,106	(1,009)

Interest Expense	15,976	17,297

Earnings Before Income Taxes	46,969	55,227

Income Taxes	15,948	20,056

Income Before Cumulative Effect of Change
in Accounting Principle	31,021	35,171

Cumulative Effect of Accounting Change, Net of Tax	-	(34)

Net Income	$ 31,021	$ 35,137

Average Shares of Common Stock Outstanding
Basic	35,434	35,343
Diluted	35,485	35,402

Earnings Per Share of Common Stock
Basic	$ 0.88	$ 0.99
Diluted	$ 0.87	$ 0.99

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2001*	2001	2000*
(In Thousands)		Restated	Restated
ASSETS		(See Note 1)	(See Note 1)

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,714,744	$ 2,691,855	$ 2,522,647
Less - Accumulated depreciation and depletion	969,988	949,117	891,840
Net property, plant and equipment	1,744,756	1,742,738	1,630,807
Investments in equity investees	102,965	160,490	142,510
Other investments	25,644	26,020	25,537
Total Capital Investments - Net	1,873,365	1,929,248	1,798,854

CURRENT ASSETS:
Cash and cash equivalents	7,637	73,769	16,995
Temporary investments	2,474	3,325	19,572
Advances to joint venture partnerships	-	147,616	119,141
Receivables -
Customers, net of allowance for uncollectible accounts
of $39,275, $46,644 and $33,218, respectively	336,461	291,038	505,662
Other	114,005	109,975	67,040
Materials and supplies, at average cost	14,644	14,450	14,825
Gas in storage	72,136	86,504	57,158
Gas costs recoverable through rate adjustments	6,302	6,841	119,525
Regulatory assets of subsidiaries	4,411	3,881	3,091
Prepayments	3,833	2,232	3,861
Total Current Assets	561,903	739,631	926,870

OTHER ASSETS:
Prepaid pension costs	166,254	153,700	142,277
Noncurrent regulatory assets of subsidiaries	117,584	114,382	72,596
Deferred charges	36,251	45,920	28,534
Total Other Assets	320,089	314,002	243,407

Total Assets	$ 2,755,357	$ 2,982,881	$ 2,969,131

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2001*	2001	2000*
(In Thousands, except shares)		Restated	Restated
CAPITALIZATION AND LIABILITIES		(See Note 1)	(See Note 1)

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,695,000, 35,646,244 and 35,629,771 shares, respectively	$ 300,034	$ 299,327	$ 299,290
Retained earnings	519,532	506,589	498,942
Treasury stock (247,300, 247,300 and 248,200 shares, respectively at cost)	(6,793)	(6,793)	(6,817)
Accumulated other comprehensive income	(3,936)	(509)	(32,991)
Total Common Stockholders' Equity	808,837	798,614	758,424

Long-term debt, exclusive of sinking fund payments,
maturities due within one year and long-term maturities
classified as short-term debt	644,023	644,308	419,326
Total Capitalization	1,452,860	1,442,922	1,177,750

CURRENT LIABILITIES:
Short-term debt	376,610	607,454	740,693
Accounts payable	240,011	296,086	398,430
Dividends payable on common stock	18,201	18,171	17,945
Customer gas service and credit deposits	62,644	40,370	27,897
Accrued taxes	61,177	31,200	69,644
Gas sales revenue refundable through rate adjustments	21,724	47,339	6,034
Temporary LIFO liquidation credit	2,416	-	41,973
Accrued interest	14,513	12,570	5,117
Total Current Liabilities	797,296	1,053,190	1,307,733

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	340,740	331,239	317,292
Investment tax credits being amortized over
the average lives of related property	28,863	29,028	29,586
Environmental and Other	135,598	126,502	136,770
Total Deferred Credits and Other Liabilities	505,201	486,769	483,648

Total Capitalization and Liabilities	$ 2,755,357	$ 2,982,881	$ 2,969,131

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
		Restated
(In Thousands)		(See Note 1)
Operating Activities:
Net Income	$ 31,021	$ 35,137
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	24,504	22,439
Charged to other accounts	1,126	1,459
Deferred income taxes and investment tax credits - net	8,857	(1,523)
Change in deferred credits and other liabilities	9,575	32,682
Change in accumulated other comprehensive income	(3,427)	(30,533)
Change in other assets	(6,087)	(15,480)
Change in undistributed earnings from equity investments	10,713	(1,962)
Major changes in current assets and liabilities:
Receivables - net	(49,453)	(355,174)
Gas in storage	14,368	27,375
Gas costs recoverable	539	(64,659)
Customer gas service and credit deposits	22,274	(17,595)
Accounts payable	(56,075)	206,713
Accrued taxes	29,977	54,396
Gas sales revenue refundable	(25,615)	4,303
Temporary LIFO liquidation	2,416	41,973
Other	382	(1,374)
Net Cash Provided by (Used in) Operating Activities	14,331	(59,075)

Investing Activities:
Capital spending	(35,504)	(25,447)
Net change in advances to joint venture partnerships	147,616	(50,699)
Return of capital investments	55,045	-
Temporary investments	851	(9,481)
Net Cash Provided by (Used in) Investing Activities	168,008	(85,627)

Financing Activities:
Short-term debt - net	(230,844)	172,478
Retirement of long-term debt	(285)	(337)
Dividends paid on common stock	(18,049)	(17,648)
Proceeds from issuance of common stock	707	1,248
Net Cash Provided by (Used in) Financing Activities	(248,471)	155,741

Net Increase (Decrease) in Cash and Cash Equivalents	(66,132)	11,039
Cash and Cash Equivalents at Beginning of Period	73,769	5,956
Cash and Cash Equivalents at End of Period	$ 7,637	$ 16,995

Supplemental information:
Income taxes paid, net of refunds	$ 15,380	$ 16
Interest paid, net of amounts capitalized	$ 11,565	$ 19,708

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	December 31,
	2001	2000
	(In Thousands)

Operating Revenues	$ 247,801	$ 504,391

Operating Expenses:
Gas costs	101,039	312,839
Operation and maintenance	42,218	49,254
Depreciation and amortization	15,282	15,744
Taxes - other than income taxes	31,290	54,404
Total Operating Expenses	189,829	432,241

Operating Income	57,972	72,150

Other Income and (Deductions)	611	307

Interest Expense	7,372	9,894

Earnings Before Income Taxes	51,211	62,563

Income Taxes	18,964	24,270

Net Income	$ 32,247	$ 38,293

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2001*	2001	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,110,353	$ 2,098,268	$ 2,043,891
Less - Accumulated depreciation and amortization	787,868	775,750	740,834
Net property, plant and equipment	1,322,485	1,322,518	1,303,057
Other investments	10,601	10,683	10,515
Total Capital Investments - Net	1,333,086	1,333,201	1,313,572

CURRENT ASSETS:
Cash and cash equivalents	1,528	69,245	16,256
Receivables -
Customers, net of allowance for uncollectible accounts
of $37,552, $44,128 and $30,632, respectively	248,053	219,582	356,531
Other	64,051	64,018	71,532
Materials and supplies, at average cost	9,745	9,360	10,494
Gas in storage, at last-in, first-out cost	50,505	67,152	45,314
Gas costs recoverable through rate adjustments	4,579	4,469	99,856
Regulatory assets	3,756	3,058	2,407
Prepayments	1,720	1,684	1,889
Total Current Assets	383,937	438,568	604,279

OTHER ASSETS:
Prepaid pension costs	166,095	154,715	141,335
Noncurrent regulatory assets	96,013	92,689	51,283
Deferred charges	18,617	20,031	17,665
Total Other Assets	280,725	267,435	210,283

Total Assets	$ 1,997,748	$ 2,039,204	$ 2,128,134

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2001*	2001	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	472,716	458,338	462,599
Accumulated other comprehensive income	(3,015)	(3,015)	(2,457)
Total Common Stockholder's Equity	635,008	620,630	625,449

Long-term debt, exclusive of sinking fund payments, maturities due within one year and long-term maturities classified
as short-term debt	250,000	250,000	250,000
Total Capitalization	885,008	870,630	875,449

CURRENT LIABILITIES:
Short-term debt	347,085	402,000	437,000
Accounts payable	173,163	222,089	275,653
Dividends payable on common stock	17,869	-	-
Customer gas service and credit deposits	55,315	35,417	24,511
Accrued taxes	58,465	44,265	74,111
Gas sales revenue refundable through rate adjustments	16,452	35,638	5,355
Temporary LIFO liquidation credit	2,416	-	36,090
Accrued interest	3,067	5,154	3,293
Total Current Liabilities	673,832	744,563	856,013

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	316,938	307,574	319,274
Investment tax credits being amortized over
the average lives of related property	25,730	25,881	26,403
Environmental and Other	96,240	90,556	50,995
Total Deferred Credits and Other Liabilities	438,908	424,011	396,672

Total Capitalization and Liabilities	$ 1,997,748	$ 2,039,204	$ 2,128,134

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 32,247	$ 38,293
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	15,282	15,744
Charged to other accounts	1,021	1,342
Deferred income taxes and investment tax credits - net	8,999	(1,621)
Change in deferred credits and other liabilities	5,898	769
Change in other assets	(13,290)	(9,461)
Major changes in current assets and liabilities:
Receivables - net	(28,504)	(275,990)
Gas in storage	16,647	25,587
Gas costs recoverable	(110)	(54,644)
Customer gas service and credit deposits	19,898	(13,853)
Accounts payable	(48,926)	138,112
Accrued taxes	14,200	55,305
Gas sales revenue refundable	(19,186)	3,624
Temporary LIFO liquidation	2,416	36,090
Other	(3,205)	160
Net Cash Provided by (Used in) Operating Activities	3,387	(40,863)

Investing Activities:
Capital spending	(16,189)	(17,863)
Temporary investments	-	400
Net Cash Used in Investing Activities	(16,189)	(17,463)

Financing Activities:
Short-term debt - net	(54,915)	91,225
Dividends paid on common stock	-	(19,109)
Net Cash Provided by (Used in) Financing Activities	(54,915)	72,116
Net Increase (Decrease) in Cash and Cash Equivalents	(67,717)	13,790
Cash and Cash Equivalents at Beginning of Period	69,245	2,466
Cash and Cash Equivalents at End of Period	$ 1,528	$ 16,256

Supplemental information:
Income taxes paid, net of refunds	$ 18,210	$ 4
Interest paid, net of amounts capitalized	$ 9,027	$ 11,141

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
	(In Thousands)

Operating Revenues	$ 41,927	$ 87,779

Operating Expenses:
Gas costs	22,009	62,416
Operation and maintenance	6,943	7,543
Depreciation	1,609	1,605
Taxes - other than income taxes	3,553	5,465
Total Operating Expenses	34,114	77,029

Operating Income	7,813	10,750

Other Income and (Deductions)	26	94

Interest Expense	1,348	1,473

Earnings Before Income Taxes	6,491	9,371

Income Taxes	2,479	3,629

Net Income	$ 4,012	$ 5,742

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2001*	2001	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 335,753	$ 334,039	$ 327,755
Less - Accumulated depreciation	128,724	127,278	123,739
Net property, plant and equipment	207,029	206,761	204,016
Other investments	22	22	22
Total Capital Investments - Net	207,051	206,783	204,038

CURRENT ASSETS:
Cash and cash equivalents	506	3,654	2,080
Receivables -
Customers, net of allowance for uncollectible
accounts of $598, $1,341, and $1,263, respectively	30,093	21,472	57,293
Other	1,103	619	1,469
Materials and supplies, at average cost	1,810	2,001	2,304
Gas in storage, at last-in, first-out cost	9,330	8,774	7,316
Gas costs recoverable through rate adjustments	1,724	2,371	19,669
Regulatory assets	655	823	684
Prepayments	345	385	319
Total Current Assets	45,566	40,099	91,134

OTHER ASSETS:
Prepaid pension costs	159	(284)	565
Noncurrent regulatory assets	21,571	21,693	21,313
Deferred charges	4,509	4,735	8,620
Total Other Assets	26,239	26,144	30,498

Total Assets	$ 278,856	$ 273,026	$ 325,670

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2001*	2001	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	77,338	75,937	71,596
Total Common Stockholder's Equity	102,095	100,694	96,353

Long-term debt, exclusive of sinking fund payments and
maturities due within one year	69,023	69,308	69,326
Total Capitalization	171,118	170,002	165,679

CURRENT LIABILITIES:
Short-term debt	7,905	-	26,080
Accounts payable	20,172	25,022	55,425
Dividends payable on common stock	2,611	-	-
Customer gas service and credit deposits	8,298	4,999	3,300
Accrued taxes	3,256	913	8,701
Gas sales revenue refundable through rate adjustments	5,272	11,701	679
Temporary LIFO liquidation credit	-	-	7,480
Accrued interest	611	1,712	619
Total Current Liabilities	48,125	44,347	102,284

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	26,282	25,297	23,356
Investment tax credits being amortized over
the average lives of related property	3,133	3,146	3,183
Environmental and Other	30,198	30,234	31,168
Total Deferred Credits and Other Liabilities	59,613	58,677	57,707

Total Capitalization and Liabilities	$ 278,856	$ 273,026	$ 325,670

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 4,012	$ 5,742
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	1,609	1,605
Charged to other accounts	103	116
Deferred income taxes and investment tax credits - net	859	155
Change in deferred credits and other liabilities	77	57
Change in other assets	(95)	(5,195)
Major changes in current assets and liabilities:
Receivables - net	(9,105)	(45,052)
Gas in storage	(556)	1,551
Gas costs recoverable	647	(10,015)
Customer gas service and credit deposits	3,299	(1,578)
Accounts payable	(4,850)	28,077
Accrued taxes	2,343	6,158
Gas sales revenue refundable	(6,429)	679
Temporary LIFO liquidation	-	7,480
Other	(702)	(814)
Net Cash Used in Operating Activities	(8,788)	(11,034)

Investing Activities:
Capital spending	(1,980)	(2,326)
Net Cash Used in Investing Activities	(1,980)	(2,326)

Financing Activities:
Short-term debt	7,905	18,705
Retirement of long-term debt	(285)	(337)
Dividends paid on common stock	-	(3,481)
Net Cash Provided by Financing Activities	7,620	14,887
Net Increase (Decrease) in Cash and Cash Equivalents	(3,148)	1,527
Cash and Cash Equivalents at Beginning of Period	3,654	553
Cash and Cash Equivalents at End of Period	$ 506	$ 2,080

Supplemental information:
Income taxes paid, net of refunds	$ 2,532	$ -
Interest paid, net of amounts capitalized	$ 2,265	$ 2,481

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Change in Accounting for Oil and Gas Properties

In the first quarter of fiscal 2002 the Company elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. Under the successful efforts method, the cost of exploratory dry holes and other exploration costs are expensed in the period they occur, whereas under the full cost method these costs are capitalized and amortized over future production. In accordance with GAAP, previously reported results have been restated. This restatement resulted in a reduction in the previously reported net income for the first quarter of fiscal 2001 of $1.2 million, or $.04 per share. However, the full fiscal year 2001 impact of the restatement is negligible - a reduction of approximately $100,000 in net income. The impact of the restatement on all prior fiscal years (1998-2001) resulted in reductions in net income totaling $6.9 million.

Recovery of Gas Costs

For each Gas Distribution utility, the Illinois Commerce Commission (Commission) conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to review by interested parties. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission.

Derivative Instruments and Hedging Activities

The Company has hedged various anticipated cash flow transactions through December 2006. During the three months ended December 31, 2001, the Company reclassified $2.8 million ($1.7 million, net of tax), of realized losses from Accumulated Other Comprehensive Income (AOCI) to the Consolidated Statements of Income, which offset gains realized by the hedged transactions. The Company anticipates reclassifying, in the next 12 months, $5.5 million of deferred gains from AOCI into earnings, as calculated using commodity prices at December 31, 2001. As of December 31, 2001, the Company has $12.6 million of derivative liabilities, $18.1 million of derivative assets and has cumulative deferred gains in AOCI of $3.4 million, net of tax.

Under GAAP the Company has declared certain hedges that it had in place with Enron North America, Corp. (Enron) to be ineffective as of October 25, 2001 and, using prices in effect at that date, has recorded a receivable of $2.5 million.

Gas in Storage

The Gas Distribution segment's inventory is carried at cost on a last-in, first-out (LIFO) method on a fiscal year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Any interim reductions in the LIFO layers are due to seasonality and are expected to be replenished by the fiscal year end.

2. BUSINESS SEGMENTS

Financial data by business segment is presented below:

				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 290,733	$ -	$ 23,214	$ 50,249	$ 15,824	$ 10	$ (2,482)	$ 377,548
Depreciation, Depletion and Amortization	16,891	28	237	409	6,905	11	23	24,504
Operating Income (Loss)	68,449	(1,215)	2,820	1,402	3,279	(328)	(10,059)	64,348
Equity Investment Income	-	(1,616)	(502)	-	(1,523)	132	-	(3,509)
Operating and Equity Investment Income	68,449	(2,831)	2,318	1,402	1,756	(196)	(10,059)	60,839
Segment Assets	1,529,514	5,186	7,496	9,762	202,100	1,547	1,001	1,756,606
Investments in Equity Investees	-	70,431	2,164	-	25,852	4,518	-	102,965
Capital Spending	18,168	8,361	297	(6)	8,686	-	(2)	35,504

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 587,965	$ -	$ 40,296	$ 81,140	$ 9,586	$ 8	$ (2,013)	$ 716,982
Depreciation, Depletion and Amortization	17,350	-	131	377	4,497	17	67	22,439
Operating Income (Loss)	78,367	(652)	4,143	(1,989)	(254)	(315)	(10,564)	68,736
Equity Investment Income	-	1,047	1,400	-	2,161	189	-	4,797
Operating and Equity Investment Income	78,367	395	5,543	(1,989)	1,907	(126)	(10,564)	73,533
Segment Assets	1,507,073	40,353	6,878	8,321	75,735	2,497	2,514	1,643,371
Investments in Equity Investees	-	106,484	3,864	-	27,033	5,129	-	142,510
Capital Spending	20,189	1,024	1,230	19	1,449	250	1,286	25,447
Advances to Joint Venture Partnerships	$ -	$ 119,525	$ -	$ -	$ -	$ -	$ -	$ 119,525

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments.

3. EQUITY INVESTMENTS

The Company has a number of investments that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for pro rata disclosure. However, in aggregate these investments are material at December 31, 2001. The following table describes the Company's pro rata share of financial results from unconsolidated equity method investments.

	Three Months Ended
	December 31,
(In Thousands)	2001	2000
Total Equity Investments
Operating revenues	$ 23,020	$ 30,394
Operating income	986	5,195
Interest expense	4,593	753
Earnings before income taxes	(3,509)	4,797

Investments in equity investees	$ 102,965	$ 142,510

Investment Results by Segment:
Power Generation
Operating revenues	$ 4,280	$ 2,890
Operating income	2,387	731
Interest expense	4,060	-
Earnings before income taxes	(1,616)	1,047

Investments in equity investees	$ 70,431	$ 106,484

Midstream Services
Operating revenues	$ 16,010	$ 18,756
Operating income	(527)	1,389
Interest expense	-	-
Earnings before income taxes	(502)	1,400

Investments in equity investees	$ 2,164	$ 3,864

Oil and Gas Production
Operating revenues	$ 1,327	$ 7,286
Operating income	(1,319)	2,581
Interest expense	213	431
Earnings before income taxes	(1,523)	2,161

Investments in equity investees	$ 25,852	$ 27,033

Other
Operating revenues	$ 1,403	$ 1,462
Operating income	445	494
Interest expense	320	322
Earnings before income taxes	132	189

Investments in equity investees	$ 4,518	$ 5,129

4. ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The subsidiaries, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of an additional 31 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. Investigations have been completed at approximately two-thirds of the sites. The investigations at the remaining sites are expected to occur over approximately two years. Remediations have been completed at three of the sites.

In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS was comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation (OMC) were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has shared equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

On May 14, 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company, and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

On September 30, 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic- contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

On December 22, 2000, OMC filed a petition in federal bankruptcy court seeking protection under Chapter 11 of the United States Bankruptcy Code. On August 20, 2001, the bankruptcy court entered an order converting OMC's Chapter 11 case to a Chapter 7 case.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. In July 2001, North Shore Gas and the other PRPs entered into an AOC with the EPA to conduct the remedial design for the Waukegan site.

North Shore Gas has entered into a settlement agreement with one of the PRPs and is continuing discussion with the remaining parties.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 2001, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $76.3 million; for North Shore Gas the total was $20.6 million; and for the Company on a consolidated basis the total deferred was $96.9 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. The utilities have reached settlement agreements with several of the insurance carriers. The costs deferred at December 31, 2001 have been reduced by the proceeds of the settlements. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at December 31, 2001 have not been reduced to reflect recoveries from other insurance carriers.

Management believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission.

Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31.0 million. Salomon has provided financial assurance for the performance of the remediation of the site.

North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site.

In August 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site.

In November 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In June 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $21.5 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. The agreement is currently under review by the federal district court in Denver. Under the terms of the proposed agreement, Shattuck will pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, North Shore Gas cannot reasonably estimate what range of loss, if any, may occur. In the event that North Shore Gas incurred liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.

5. ACCOUNTS RECEIVABLE

The utility subsidiaries' accounts receivable totaled $316.3 million at December 31, 2001 ($285.6 million for Peoples Gas and $30.7 million for North Shore Gas), up $29.8 million from September 30, 2001 due mainly to normal seasonality. Of the $316.3 million in accounts receivables at December 31, 2001, $144.1 million ($138.9 million for Peoples Gas and $5.2 million for North Shore Gas) was past due compared to $203.0 million at September 30, 2001. The total reserve for uncollectible accounts was $38.2 million, ($37.6 million for Peoples Gas and $598,000 for North Shore Gas) or 12 percent, of receivables as of December 31, 2001. The Company believes that the $38.2 million reserve is adequate given what is known today. The Company is continuing its outreach efforts to its customers and taking steps to collect past due accounts, including shutoffs for nonpayment in accordance with Commission rules. The ultimate outcome of these efforts is uncertain, and further increases to the reserve for uncollectible accounts may be required in future periods.

6. ADVANCES TO ELWOOD PARTNERSHIP AND PROJECT FINANCING

The Company had made loans and advances to Elwood Energy L.L.C. (Elwood) for the purpose of providing construction capital for the 750-megawatt expansion of the Elwood power facility. The Company accrued interest on the loans and advances at market based rates. At September 30, 2001, the total advances equaled $147.6 million.

On October 23, 2001, Elwood obtained permanent financing for its peaking facility through a $402 million bond issuance. The Company received $194.7 million from the partnership which paid off the Company's loans to Elwood and lowered its equity investment in the partnership. The Company's portion of the proceeds was used to reduce short-term debt.

The Elwood permanent financing bonds are non-recourse senior obligations that carry a coupon of 8.159 percent, with the final amortizing principal payment occurring in 2026. The bonds have been rated Baa3 by Moody's and BBB- by Standard & Poor's.

Under the terms of the financing, Elwood has the option and has elected to deposit into a debt service reserve account, in lieu of cash, guarantees from Dominion Energy, Inc. (Dominion) and the Company. These guarantees are in equal amounts of 50 percent of the total required by Elwood to be maintained in the debt service reserve account. Funds in the debt service reserve account are used only if cash generated from the Elwood project is not sufficient to meet the semi-annual debt service payments. The amount payable by the Company under such guaranty will vary from time-to-time and as of December 31, 2001 was $9.4 million. The maximum amount payable by the Company under this guaranty is $16.5 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the Company for the three months ended December 31, 2001 decreased to $31.0 million, or $.88 per share, compared to $35.1 million, or $.99 per share, in the year-ago period. Results for the year-ago period reflect the restatement for the impact of a change in the accounting method for oil and gas properties from the full cost method to the successful efforts method (see Note 1 of the Notes to Consolidated Financial Statements). The $4.1 million decrease ($8.3 million before taxes) was mainly a result of a decrease in earnings from the Gas Distribution segment ($9.9 million). The Gas Distribution segment was affected by record setting weather that was 18 percent warmer than normal and 29 percent warmer than the previous period ($24.7 million, or $.42 per share). The Company's weather insurance policy offset approximately $4.3 million, or $.07 per share of the first quarter weather impact. Also affecting net income were declines in Midstream Services and Power Generation. These decreases were partly offset by increases in Retail Energy Services and other income and deductions and a reduction in interest expense.

Net income for Peoples Gas for the three months ended December 31, 2001 decreased to $32.2 million, compared to $38.3 million in the previous period. The $6.1 million decrease ($11.4 million before taxes) was primarily due to weather that was 29 percent warmer than the previous period ($21.5 million). Offsetting the negative effect of weather on Peoples Gas' net income were decreases in the provision for uncollectible accounts and outside services expense. Also affecting the variation was the positive effects of pension benefit accounting, and a decrease in interest expense.

Net income for North Shore Gas for the three months ended December 31, 2001 decreased to $4.0 million, compared to $5.7 million in the previous period. The $1.7 million decrease ($2.9 million before taxes) was primarily due to weather that was 29 percent warmer than the previous period ($3.2 million). Offsetting the negative impact of weather on North Shore Gas' net income was the positive effects of pension benefit accounting, and decreases in the provision for uncollectible accounts and interest expense.

A summary of variations affecting income between periods is presented below, followed by explanations of significant differences by segment.

	Three Months Ended
	December 31,		Increase /
	2001	2000	(Decrease)
(In Thousands)
Operating and Equity Investment Income:
Gas Distribution	$ 68,449	$ 78,367	$ (9,918)
Power Generation	(2,831)	395	(3,226)
Midstream Services	2,318	5,543	(3,225)
Retail Energy Services	1,402	(1,989)	3,391
Oil and Gas Production	1,756	1,907	(151)
Other	(196)	(126)	(70)
Corporate and Adjustments	(10,059)	(10,564)	505
Total Operating and Equity Investment Income	60,839	73,533	(12,694)
Other Income and (Deductions)	2,106	(1,009)	3,115
Interest Expense	15,976	17,297	(1,321)
Income Taxes	15,948	20,056	(4,108)
Income before Cumulative Effect of Change in
Accounting Principle	31,021	35,171	(4,150)
Cumulative Effect of Accounting Change, net of tax	-	(34)	34
Net Income	$ 31,021	$ 35,137	$ (4,116)

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline, which connects the facility and six major interstate pipelines to Chicago.

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. In general, the unit cost of gas does not have a significant direct effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, changes in gas costs can affect the provision for uncollectible accounts and working capital needs.

Operating revenues for the Company for the three-month period decreased $297.2 million to $290.7 million. The decrease was due primarily to weather that was 18 percent warmer than normal and 29 percent warmer than the previous period, as well as to the lower unit cost of gas. Heating degree days for the first quarter totaled 1,862, one of the warmest on record, compared with normal of 2,279 and last year's first quarter of 2,632. Operating income decreased $9.9 million to $68.4 million, resulting from a decrease in margin ($21.8 million) due to lower gas delivery volumes, offset by weather insurance ($4.3 million). Offsetting lower margin, in part, were decreases in the provision for uncollectible accounts and outside services expense. Also affecting operating income was the positive effects of pension benefit accounting.

Operating revenues for Peoples Gas for the three-month period decreased $257.8 million to $244.5 million, due primarily to weather that was 18 percent warmer than normal and 29 percent warmer than the previous period as well as to the lower unit cost of gas. Operating income decreased $13.7 million to $56.6 million, resulting from a decrease in margin ($22.7 million) due to lower gas delivery volumes. Offsetting this effect, in part, were decreases in the provision for uncollectible accounts and outside services expense as well as the positive effects of pension benefit accounting.

Operating revenues for North Shore Gas for the three-month period decreased $45.9 million to $41.9 million, due primarily to weather that was 18 percent warmer than normal and 29 percent warmer than the previous period as well as to the lower unit cost of gas. Operating income decreased $2.6 million to $8.2 million, resulting from a decrease in margin ($3.5 million) due to lower gas delivery volumes. Offsetting this effect, in part, were the positive effects of pension benefit accounting and a reduction in the provision for uncollectible accounts.

The Company expects fiscal 2002 Gas Distribution operating income to decrease as a result of significantly warmer-than-normal weather.

OPERATING STATISTICS

The following table represents revenue components and delivery statistics for the Gas Distribution Segment:

	Three Months Ended
	December 31,
	2001	2000
Revenues (In Thousands):
Gas Distribution Revenues
Sales
Residential
Heating	$ 204,020	$ 451,235
Non-heating	12,523	16,388
Commercial	28,145	68,392
Industrial	4,737	13,576
	249,425	549,591

Transportation
Residential	9,020	10,904
Commercial	12,583	14,837
Industrial	5,451	7,046
Contract Pooling	2,375	3,550
	29,429	36,337

Other Gas Distribution Revenues	11,879	2,037

Total Gas Distribution Revenues	$ 290,733	$ 587,965

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	31,838	46,324
Non-heating	1,059	1,010
Commercial	4,790	7,228
Industrial	966	1,464
	38,653	56,026

Transportation
Residential	6,091	8,362
Commercial	11,110	14,487
Industrial	6,681	8,920
	23,882	31,769

Total Gas Distribution Deliveries	62,535	87,795

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The Company and Dominion are equal investors in Elwood, which owns and operates a nominal 1,350-megawatt peaking facility near Chicago, Illinois.

Revenue recognition for these peaking facilities is based on contract provisions, which assign higher value to summer capacity. Therefore, quarterly results are not indicative of total year results.

Achieving commercial operation of Phase II and the restructuring of Phase I contracts allowed Elwood to successfully close a $402 million non-recourse bond financing on October 23, 2001. (See Note 6 of the Notes to Consolidated Financial Statements.)

The Company reported a loss of $2.8 million, a decrease of $3.2 million from the previous period operating and equity investment income results of $395,000. The main reason for the decrease was the interest expense related to the $402 million non-recourse bond financing. In prior periods, the interim financing costs for this project were reflected as corporate interest expense. The impact of this financing significantly reduced equity investment income from Elwood ($4.1 million). Other than the financing impact, operating results were boosted by higher capacity revenues due to the Phase II expansion of the Elwood facility which became commercially operable in June 2001 ($2.9 million). Also contributing to the decrease in the first quarter was higher development expenses related to the pursuit of new power projects.

The bond financing will lower equity investment income by approximately $17.0 million in 2002. Exclusive of this impact, the Company expects equity investment income for fiscal 2002 to increase due to a full year's impact of the Elwood expansion and the completion of a 350-megawatt Southeast Chicago Energy Project in partnership with Exelon Corporation.

Midstream Services Segment

The Company is engaged in wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates, through Peoples Energy Resources Corp., a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron are equal partners in enovate L.L.C. (enovate), which engages in a comprehensive wholesale business for the Chicago marketplace including marketing and trading. Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 2, 2001. As a result, the partnership has suspended speculative trading and new business, but continues to honor all of its existing obligations. (See "Other Matters - Enron Bankruptcy Filing.")

Operating revenues for the three-month period decreased $17.1 million to $23.2 million. Success in this segment is dependent upon capturing margin from price movements in the wholesale market. The size of this margin can vary daily and is small in relation to the market value of the commodity. Therefore, revenue statistics are not necessarily a good indicator of results.

Operating and equity investment income decreased $3.2 million to $2.3 million compared with $5.5 million during the prior period, which benefited from unusual natural gas price volatility. The decline was primarily due to a reduction in activities associated with enovate (see "Other Matters - Enron Bankruptcy Filing") and to a decrease in wholesale activities. Partially offsetting these effects was an increase in operating income from hub activity.

Results for 2001 benefited from unusual movement in natural gas prices. During fiscal 2002, the Company expects a return to more normal market activity and thus is expecting lower earnings from this segment. Enron's bankruptcy has resulted in a restriction of some of enovate's activities (see "Other Matters - Enron Bankruptcy Filing."). The Company's earnings outlook for fiscal year 2002 includes $4.0 million in operating and equity investment income from enovate's trading activities that is likely to be adversely affected by these developments. Management believes that the other aspects of its Midstream Services business associated with physical deliveries will not be materially affected by Enron's bankruptcy.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

Operating revenues for the three-month period decreased $30.9 million to $50.2 million due to a decline in natural gas commodity prices. Operating income increased $3.4 million to $1.4 million, compared to a loss of $2.0 million for the previous period. The increase was a result of higher gas margins ($1.3 million) due to market price volatility. Also contributing to the impact was increased growth in electric margins ($800,000) and supply cost adjustments in the previous period. Also positively affecting this segment was a reduction in operating expenses.

In the first quarter of 2002 the Company formed an alliance with Dominion Retail, Inc., a subsidiary of Virginia-based Dominion, to combine the strength of both companies to deliver high quality, competitively priced services to retail gas and electric residential consumers in Chicago and Northern Illinois beginning in May 2002. As a result of growing customer base and volumes, margin enhancement and cost management initiatives, the Company expects that the fiscal 2002 results for this segment will continue to show improvement.

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an equity investment in EnerVest Energy L.P. (EnerVest), which acquires, develops and manages a portfolio of oil and gas producing properties. The Company's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and the acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits are computed based on units of production and are scheduled to expire December 31, 2002.

On January 25, 2002 the Company announced that it has elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. (See Note 1 of the Notes to Consolidated Financial Statements.)

Operating revenues for the three-month period increased $6.2 million to $15.8 million due to the impact of new reserves acquired, positive results from drilling programs and higher net realized sales prices on production volumes. Operating and equity investment income decreased $151,000 to $1.8 million. The increase in revenues was offset by a reduction in equity investment income from the EnerVest partnership which experienced increased drilling and operating expenses, as well as a decrease in both production and net realized prices during the current quarter. Also negatively affecting the current period was an increase in depreciation, depletion and amortization expense. Net income was positively impacted by Section 29 income tax credits associated with certain producing properties.

The Company will continue to pursue low-to-moderate-risk drilling opportunities within its core areas of ownership and operation. Existing oil and gas properties will be developed through drilling, workovers and operational enhancements. The Company will continue to pursue oil and gas reserve acquisitions that are consistent with its growth strategy and will also hedge a substantial portion of its production in order to mitigate commodity price risk. As of December 31, 2001, the Company had hedges in place for the next 12 months of natural gas production at an average price of approximately $3.48 per Mcf. These hedges account for 75 percent of the total of its projected base production plus anticipated natural gas production from the fiscal 2002 capital drilling and workover programs. A portion of these hedges were made with Enron. Excluding the Enron hedges, the Company has 64 percent of its production hedged at an effective price of $3.38 per Mcf. (See (See Note 1 of the Notes to Consolidated Financial Statements and "Other Matters - Enron Bankruptcy.") The Company anticipates continued earnings growth in this segment for fiscal 2002 due to the full year impact of its South Texas acquisition, continued drilling and potential additional acquisitions.

Other Segment

The Company is involved in other activities such as district heating and cooling through its Trigen-Peoples partnership and the development of fueling stations for natural gas vehicles. The Company has invested in Enertech, a venture capital fund specializing in energy-related and telecommunication entities. These and certain business development activities do not fall under the above segments and are reported in the Other segment.

Operating revenues for the three-month period remained relatively flat. Operating results reflected a small decrease due to operating expenses related to project development.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are included under Corporate and Adjustments.

Operating results for the three-month period remained relatively flat.

Other Income and Deductions

Other income and deductions for the three-month period for the Company increased $3.1 million to $2.1 million, due mainly to a prior period loss on the disposition of equipment ($2.8 million) and to miscellaneous interest income.

Other income and deductions for the three-month period for Peoples Gas increased $304,000 to $611,000, due mainly to an increase in miscellaneous interest income.

Other income and deductions for the three-month period for North Shore Gas was insignificant.

Interest Expense

For purposes of the following discussion, long-term obligations refer to instruments with maturity dates over one year, including obligations classified as short-term debt in the balance sheet due to tender provisions.

Interest expense for the three-month period for the Company decreased $1.3 million to $16.0 million, due to a combination of factors. Peoples Gas' variable rate bonds benefited from lower interest rates. Utility short-term borrowing requirements were much lower due to the impacts of warmer weather, lower gas prices and improved customer collections. Partially offsetting these benefits was an increase in corporate interest expense due to increased borrowings to fund diversified expansion projects.

Interest expense for the three-month period for Peoples Gas decreased $2.5 million to $7.4 million due to lower interest rates on the variable rate bonds and lower short-term borrowing requirements as a result of warmer weather, lower gas prices and improved customer collections.

Interest expense for the three-month period for North Shore Gas was insignificant.

Other Matters

Accounting Standards. In October 2001, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of this standard did not have a material effect on its financial condition or results of operations.

Enron Bankruptcy Filing. On November 29, 2001 the Company disclosed its financial exposure to Enron . At that time, its financial exposure was approximately $8.0 million, most of which was related to the value of hedges in place for future oil and gas production using then-current futures prices. The Company also disclosed that approximately $4.0 million of its expected fiscal 2002 Midstream Services trading income was likely to be adversely affected by the Enron developments.

Reflected on the December 31, 2001 financial statements are receivables of $2.5 million for financial hedges (declared ineffective as of October 25, 2001) and other Enron related receivables of $4.0 million. The Company continues to believe it has reasonable prospects to collect all of these receivables plus any increase in value on the hedges that may be owed beyond the $2.5 million. The Company is evaluating options to restructure the enovate partnership and expects operating results from the Midstream Services segment to improve over the remainder of the fiscal year.

Fiscal 2002 Outlook

Due to record warm weather, lower oil and gas commodity prices and the impact of Enron's bankruptcy filing, as well as assuming normal weather for the rest of the fiscal year, the Company expects its fiscal 2002 earnings to be in the range of $2.75 to $2.90 per share. Actual results could vary from the above estimate due to weather, results of utility collection activities (see Note 5 of the Notes to Consolidated Financial Statements) and other uncertainties, many of which are set forth under the caption "Forward-Looking Information."

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company, Peoples Gas and North Shore Gas for the three months ended December 31:

	The Company		Peoples Gas		North Shore Gas
(In Thousands)	2001	2000	2001	2000	2001	2000
Net cash provided by (used in) operations	$14,331	($59,075)	$3,387	($40,863)	($8,788)	($11,034)
Net cash provided by (used in) investing activities	$168,008	($85,627)	($16,189)	($17,463)	($1,980)	($2,326)
Net cash provided by (used in) financing activities	($248,471)	$155,741	($54,915)	$72,116	$7,620	$14,887

See the consolidated statement of cash flows and the discussion of major balance sheet fluctuations for more detail.

Balance Sheet Variations

Many of the balance sheet variations are due to normal seasonality and volatility in natural gas prices.

The Company's total assets at December 31, 2001 decreased $227.5 million, or eight percent, from September 30, 2001. The main reasons for this decrease were reductions in advances to Elwood ($147.6 million) and in investments in equity investees ($57.5 million), mainly Elwood ($55.0 million), resulting from the prior year funding of the expansion of the peaking facility. These advances and the Elwood investment were repaid on October 23, 2001 when Elwood established permanent financing (see Note 6 of the Notes to Consolidated Financial Statements.)

The Company's current liabilities decreased at December 31, 2001 by $255.9 million from September 30, 2001. The change was mostly a result of a decrease in short-term debt ($230.8 million) primarily due to the Elwood power project being financed at the partnership level with funds used to reduce short-term debt and an improved cash flow for the utilities. Also contributing to the change in current liabilities was a reduction in accounts payable due to lower gas costs in the current period. Partially offsetting these effects were increases in accrued taxes and customer gas service and credit deposits.

Total assets of Peoples Gas at December 31, 2001 decreased $41.5 million from September 30, 2001 primarily due to a reduction in cash and cash equivalents ($67.7 million) due to the seasonal timing of cash needs. Also contributing to the decrease was a reduction in gas in storage due to ordinary gas distribution activity. Partially offsetting these effects were higher customer accounts receivable resulting from normal seasonality and prepaid pension costs.

Current liabilities for Peoples Gas decreased $70.7 million due mainly to a reduction in short-term debt ($54.9 million) used to supplement working capital needs in the prior period and to a decrease in accounts payable ($48.9 million) due to lower gas costs in the current period. Offsetting these effects, in part, were increases in customer gas service and credit deposits and dividends payable on common stock.

Total assets of North Shore Gas at December 31, 2001 increased $5.8 million from September 30, 2001 primarily due to higher customer accounts receivable ($7.9 million). Also affecting the change in assets were increases in gas in storage and prepaid pension costs. Offsetting these effects, in part, was a decrease in cash and cash equivalents due to the seasonal timing of cash needs.

Current liabilities for North Shore Gas increased $3.8 million due to increases in short-term debt and customer gas service and credit deposits. Also contributing to the increase in current liabilities was an increase in dividends payable on common stock and accrued taxes. Partially offsetting these effects was a decrease in gas sales revenue refundable through rate adjustments and higher accounts payable.

Financial Sources

The Company, as of December 31, 2001 has lines of credit of $285.0 million, all of which was unused. Peoples Gas had $90.0 million of available credit facilities of which $24.0 million was available to North Shore Gas. At December 31, 2001, Peoples Gas had unused credit available from banks of $15.4 million of which $15.4 million was available to North Shore Gas.

The Company's advances to joint venture partnerships ($147.6 million) were returned when Elwood obtained permanent project financing on October 23, 2001. (See Note 6 of the Notes to Consolidated Financial Statements.)

The Company's only off-balance sheet debt consists of its pro rata share of non-recourse debt of various equity investments, including Trigen-Peoples, EnerVest and Elwood. (See Note 6 of the Notes to Consolidated Financial Statements.)

Financial Uses

Capital Spending. In the three-month period, the Company spent $35.5 million, including partnership investments of $8.2 million. Peoples Gas and North Shore Gas, which make up the Gas Distribution segment, spent $16.2 million and $2.0 million, respectively on property, plant and equipment in the same period. The remaining $17.3 million was spent by the diversified business segments.

In the first quarter of 2002, Peoples Gas retired short-term debt of $200 million that was issued in the first quarter of 2001.

Dividends. On February 6, 2002, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 52 cents per share from the 51 cents per share previously in effect. The annualized dividend rate is $2.08 per share.

Contingencies

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action in the District Court for the Northern District of Illinois asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. (See Note 4 of the Notes to Consolidated Financial Statements.)

Market Risk Management

Commodity Price Risk. The Company's earnings may vary due to changes in commodity prices (market risk) through its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options contracts.

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options as of December 31, 2001, approximately 75 percent of estimated production from existing assets and planned drilling and workover programs, for 12 months is hedged at an average price of approximately $3.48 per Mcf. These swaps and options qualify for hedge accounting, therefore gains and losses from financial hedges will be recorded in the income statement in the month that the gas and oil is produced. Any hedge ineffectiveness is booked monthly to the income statement. (See Note 1 of the Notes to Consolidated Financial Statements.)

Sensitivity analyses are used to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and the related financial instruments used to hedge price exposure. As of December 31, 2001, assuming an instantaneous 10 percent change in the underlying commodity forward price curve, the impact to Earnings Before Income Taxes for fiscal years 2002 through 2006 would be $13.1 million.

The Company sells fixed price and variable priced products as part of its Retail Energy Services businesses. Price risk is managed through the use of supplier contracts, storage and financial transactions and occasionally results in open positions between the amount of gas purchased and gas sold. As of December 31, 2001, the mark-to-market gain from open positions was immaterial.

The Company monitors and controls its derivative and physical commodity positions using analytical techniques including mark-to-market analysis and sensitivity analysis. This analysis provides information on credit exposure as well as the current value of the portfolio. Pursuant to the Company's credit policy, credit lines are established for all counterparties based on a thorough review of credit quality. Except with respect to Enron, the Company does not anticipate any nonperformance from these counterparties that will have a material adverse effect on the financial condition or results of operations of the Company. The Company has certain hedge transactions and other commodity deals in place with Enron. (See "Other Matters - Enron Bankruptcy.")

Interest Rate Risk. Interest rate risk generally is related to the Company's and its Gas Distribution subsidiaries' outstanding debt. A sensitivity analysis methodology is being utilized to determine potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to hypothetical changes in interest rates.

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. The Company currently has outstanding a mix of $301.6 million in variable rate bonds and notes (taxable and tax-exempt). Assuming interest rates are 10 percent higher than the rates reported at the end of December 31, 2001, the Company's annualized interest expense would increase by approximately $575,000 before considering the effect of income taxes.

Excluded from the above calculation is $75.0 million of the Company's variable rate $100.0 million Notes due August 1, 2002. The Company's exposure to change in interest rates has been reduced due to the execution of an interest rate swap effective February 1, 2001 to fix the rate at 6.8 percent for $75.0 million of the $100.0 million.

FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) contains statements that may be considered forward-looking, such as: management's expectations, management's earnings estimates for fiscal 2002, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution utility subsidiaries and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  the future health of the U.S. and Illinois economies;
  the timing and extent of changes in energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, and interest expense;
  adverse resolution of material litigation;
  business and competitive conditions resulting from deregulation and consolidation of the energy industry;
  regulatory developments in the U.S., Illinois and other states where the Company does business;
  changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
  drilling risks and the inherent uncertainty of gas and oil reserve estimates;
  weather related energy demand;
  the timing and extent of changes in interest rates;
  the results of certain proceedings in Enron's bankruptcy case; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition and Deregulation," "Regulation," "Environmental Matters," and "Current Gas Supply" in "Item 1 - Business" of the Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk are reported under "MD&A - Market Risk Management," and Note 1 of the Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

10(a)	Peoples Energy Corporation Directors Stock and Option Plan dated
December 1, 1999.

10(b)	Peoples Energy Corporation Executive Deferred Compensation Plan, as amended October 1, 2001.

10(c)	Long-Term Incentive Compensation Plan, as amended December 5, 2001.

b. Reports on Form 8-K filed during the quarter ended December 31, 2001

Date of Report - October 29, 2001
Item 9 - Regulation FD Disclosure
Preliminary Financial Results

Date of Report - October 29, 2001
Item 9 - Regulation FD Disclosure
Script of Analyst Conference Call

Date of Report - October 29, 2001
Item 5 - Other Events
Forward Looking Financial Information

Date of Report - November 15, 2001
Item 5 - Other Events
Item 7 - Financial Statements and Exhibits
Security Analysts Presentation

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended December 31, 2001

None

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended December 31, 2001

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 12, 2002	By: /s/ T. A. NARDI
(Date)	T. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 12, 2002	By: /s/ T. A. NARDI
(Date)	T. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 12, 2002	By: /s/ T. A. NARDI
(Date)	T. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer