Form 10-Q
period 2002-03-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2002-05-14
CIK 77388, 110101, 77385

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (April 30, 2002):

Peoples Energy Corporation	Common Stock, No par value, 35,462,273 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

The information furnished reflects, in the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial condition for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
		Restated		Restated
		(See Note 1)		(See Note 1)
(In Thousands, Except Per-Share Amounts)
Revenues	$ 522,835	$ 1,073,789	$ 900,383	$ 1,790,771

Operating Expenses:
Cost of energy sold	276,626	796,980	463,129	1,285,616
Operation and maintenance	71,878	69,852	138,049	145,766
Depreciation, depletion and amortization	24,793	21,329	49,297	43,767
Taxes, other than income taxes	49,942	83,671	85,964	144,930
Total Operating Expenses	423,239	971,832	736,439	1,620,079

Operating Income	99,596	101,957	163,944	170,692

Equity Investment Income	(578)	11,006	(4,087)	15,804

Total Operating Income
and Equity Investment Income	99,018	112,963	159,857	186,496

Other Income and (Deductions)	3,280	6,314	5,386	5,305

Interest Expense	13,971	18,900	29,946	36,197

Earnings Before Income Taxes	88,327	100,377	135,297	155,604

Income Taxes	33,333	38,152	49,282	58,207

Income Before Cumulative Effect
of Change in Accounting Principle	54,994	62,225	86,015	97,397

Cumulative Effect of Accounting Change,
net of tax	-	-	-	(34)

Net Income	$ 54,994	$ 62,225	$ 86,015	$ 97,363

Average Shares of Common Stock Outstanding
Basic	35,459	35,389	35,446	35,364
Diluted	35,501	35,456	35,493	35,419

Earnings Per Share of Common Stock
Basic	$ 1.55	$ 1.76	$ 2.43	$ 2.75
Diluted	$ 1.55	$ 1.75	$ 2.42	$ 2.75

Dividends Declared Per Share	$ 0.52	$ 0.51	$ 1.03	$ 1.01

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2002*	2001	2001*
(In Thousands)		Restated	Restated
ASSETS		(See Note 1)	(See Note 1)

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,740,689	$ 2,691,855	$ 2,508,530
Less - Accumulated depreciation, depletion and amortization	990,949	949,116	910,838
Net property, plant and equipment	1,749,740	1,742,739	1,597,692
Investment in equity investees	95,270	160,490	139,724
Other investments	26,041	26,020	25,627
Total Capital Investments - Net	1,871,051	1,929,249	1,763,043

CURRENT ASSETS:
Cash and cash equivalents	91,135	73,769	35,364
Temporary investments	9,869	3,325	15,668
Advances to joint venture partnerships	-	147,616	145,069
Receivables -
Customers, net of allowance for uncollectible accounts
of $29,416, $46,644, and $44,759, respectively	347,389	291,038	748,424
Other	92,560	109,975	79,940
Materials and supplies	14,325	14,450	13,785
Gas in storage	17,483	86,504	21,813
Gas costs recoverable through rate adjustments	14,399	6,841	34,415
Regulatory assets of subsidiaries	8,614	3,880	1,454
Prepayments	2,780	2,232	3,575
Total Current Assets	598,554	739,630	1,099,507

OTHER ASSETS:
Prepaid pension costs	171,409	153,700	157,128
Noncurrent regulatory assets of subsidiaries	124,063	114,382	76,262
Deferred charges	34,502	45,920	26,978
Total Other Assets	329,974	314,002	260,368

Total Assets	$ 2,799,579	$ 2,982,881	$ 3,122,918

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2002*	2001	2001*
(In Thousands, except shares)		Restated	Restated
CAPITALIZATION AND LIABILITIES		(See Note 1)	(See Note 1)

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,709,573, 35,646,244, and
35,640,931 shares, respectively	$ 300,574	$ 299,327	$ 299,107
Retained earnings	556,208	506,589	543,118
Treasury stock (247,300, 247,300 and 248,200 shares,
respectively at cost)	(6,793)	(6,793)	(6,817)
Accumulated other comprehensive income	(13,143)	(509)	(32,505)
Total Common Stockholders' Equity	836,846	798,614	802,903

Long-term debt, exclusive of sinking fund payments,
maturities due within one year and long-term maturities
classified as short-term debt	644,020	644,308	744,313
Total Capitalization	1,480,866	1,442,922	1,547,216

CURRENT LIABILITIES:
Short-term debt	302,000	607,454	430,380
Accounts payable	257,698	296,086	300,173
Dividends payable on common stock	18,506	18,171	18,306
Customer deposits	44,920	40,370	25,703
Accrued taxes	85,515	31,200	127,582
Gas sales revenue refundable through rate adjustments	1,013	47,339	10,025
Temporary LIFO liquidation credit	70,502	-	184,411
Accrued interest	12,356	12,570	13,275
Total Current Liabilities	792,510	1,053,190	1,109,855

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	352,057	331,240	321,763
Investment tax credits	28,698	29,027	29,434
Environmental and Other	145,448	126,502	114,650
Total Deferred Credits and Other Liabilities	526,203	486,769	465,847

Total Capitalization and Liabilities	$ 2,799,579	$ 2,982,881	$ 3,122,918

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	March 31,
	2002	2001
		Restated
(In Thousands)		(See Note 1)
Operating Activities:
Net Income	$ 86,015	$ 97,363
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	49,297	43,767
Charged to other accounts	2,468	5,666
Deferred income taxes and investment tax credits - net	21,656	1,988
Change in environmental and other liabilities	17,779	11,371
Change in accumulated other comprehensive income	(12,634)	(30,048)
Change in other assets	(16,075)	(32,441)
Change in undistributed earnings from equity investments	17,082	3,950
Major changes in current assets and liabilities:
Receivables - net	(38,936)	(610,836)
Gas in storage	69,021	62,720
Gas costs recoverable	(7,558)	20,451
Regulatory assets	(4,734)	3,262
Customer gas service and credit deposits	4,550	(19,789)
Accounts payable	(38,388)	108,457
Accrued taxes	54,315	112,334
Gas sales revenue refundable	(46,326)	8,294
Temporary LIFO liquidation credit	70,502	184,411
Other	(2,385)	4,826
Net Cash Provided by (Used in) Operating Activities	225,649	(24,254)

Investing Activities:
Capital spending	(73,591)	(54,463)
Net change in advances to joint venture partnerships	147,616	(76,626)
Return of capital investments	62,921	37,784
Temporary investments	(6,544)	(5,577)
Proceeds from sale of assets	1,871	-
Net Cash Provided by (Used in) Investing Activities	132,273	(98,882)

Financing Activities:
Short-term debt - net	(305,454)	(137,835)
Retirement of long-term debt	(288)	(350)
Issuance of long-term debt	-	325,000
Proceeds from issuance of common stock	1,247	1,065
Dividends paid on common stock	(36,061)	(35,336)
Net Cash Provided by (Used in) Financing Activities	(340,556)	152,544

Net Increase (Decrease) in Cash and Cash Equivalents	17,366	29,408
Cash and Cash Equivalents at Beginning of Period	73,769	5,956
Cash and Cash Equivalents at End of Period	$ 91,135	$ 35,364

Supplemental information:
Income taxes paid, net of refunds	$ 15,380	$ 774
Interest paid, net of amounts capitalized	$ 14,296	$ 27,489

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
	(In Thousands)

Revenues	$ 348,998	$ 766,888	$ 596,799	$ 1,271,280

Operating Expenses:
Gas costs	157,602	535,074	258,640	847,912
Operation and maintenance	53,640	51,301	95,858	100,555
Depreciation and amortization	15,498	15,140	30,780	30,885
Taxes - other than income taxes	44,457	75,750	75,748	130,155
Total Operating Expenses	271,197	677,265	461,026	1,109,507

Operating Income	77,801	89,623	135,773	161,773

Other Income and (Deductions)	1,965	857	2,577	1,164

Interest Expense	5,674	10,226	13,047	20,120

Earnings Before Income Taxes	74,092	80,254	125,303	142,817

Income Taxes	29,043	31,556	48,007	55,826

Net Income	$ 45,049	$ 48,698	$ 77,296	$ 86,991

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2002*	2001	2001*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,124,820	$ 2,098,268	$ 2,061,891
Less - Accumulated depreciation and amortization	800,024	775,750	754,011
Net property, plant and equipment	1,324,796	1,322,518	1,307,880
Other investments	10,600	10,683	10,497
Total Capital Investments - Net	1,335,396	1,333,201	1,318,377

CURRENT ASSETS:
Cash and cash equivalents	6,011	69,245	30,224
Temporary cash investments	6,935	-	-
Receivables -
Customers, net of allowance for uncollectible accounts
of $27,591, $44,128 and $42,101, respectively	262,111	219,582	574,243
Other	16,636	64,018	46,565
Materials and supplies, at average cost	9,461	9,360	10,377
Gas in storage, at last-in, first-out cost	10,976	67,152	15,812
Gas costs recoverable through rate adjustments	12,861	4,469	28,032
Regulatory assets	8,167	3,058	938
Prepayments	1,934	1,684	2,615
Total Current Assets	335,092	438,568	708,806

OTHER ASSETS:
Prepaid pension costs	171,118	154,715	155,985
Noncurrent regulatory assets	102,465	92,689	54,868
Deferred charges	17,771	20,031	18,500
Total Other Assets	291,354	267,435	229,353

Total Assets	$ 1,961,842	$ 2,039,204	$ 2,256,536

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2002*	2001	2001*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	500,393	458,338	491,194
Accumulated other comprehensive income	(3,015)	(3,015)	(2,457)
Total Common Stockholder's Equity	662,685	620,630	654,044

Long-term debt, exclusive of sinking fund payments, maturities due within one year and long-term maturities classified
as short-term debt	250,000	250,000	250,000
Total Capitalization	912,685	870,630	904,044

CURRENT LIABILITIES:
Short-term debt	228,573	402,000	433,999
Accounts payable	160,773	222,089	188,257
Dividends payable on common stock	17,372	-	20,102
Customer deposits	38,697	35,417	19,760
Accrued taxes	82,406	44,265	119,900
Gas sales revenue refundable through rate adjustments	63	35,638	8,008
Temporary LIFO liquidation credit	58,856	-	153,259
Accrued interest	5,767	5,154	6,060
Total Current Liabilities	592,507	744,563	949,345

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	329,646	307,574	323,524
Investment tax credits	25,578	25,881	26,262
Environmental and Other	101,426	90,556	53,361
Total Deferred Credits and Other Liabilities	456,650	424,011	403,147

Total Capitalization and Liabilities	$ 1,961,842	$ 2,039,204	$ 2,256,536

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2002	2001
	(In Thousands)
Operating Activities:
Net Income	$ 77,296	$ 86,991
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	30,780	30,885
Charged to other accounts	2,241	2,679
Deferred income taxes and investment tax credits - net	21,341	1,758
Change in environmental and other liabilities	11,298	3,865
Change in other assets	(23,919)	(28,531)
Major changes in current assets and liabilities:
Receivables - net	4,853	(468,735)
Gas in storage	56,176	55,089
Gas costs recoverable	(8,392)	17,180
Regulatory assets	(5,109)	2,918
Customer gas service and credit deposits	3,280	(18,604)
Accounts payable	(61,316)	50,716
Accrued taxes	38,141	101,095
Gas sales revenue refundable	(35,575)	6,277
Temporary LIFO liquidation credit	58,856	153,259
Other	262	548
Net Cash Provided by (Used in) Operating Activities	170,213	(2,610)

Investing Activities:
Capital spending	(35,299)	(39,171)
Temporary investments	(6,935)	400
Other assets	83	25
Net Cash Provided by (Used in) Investing Activities	(42,151)	(38,746)

Financing Activities:
Short-term debt - net	(173,427)	88,224
Dividends paid on common stock	(17,869)	(19,110)
Net Cash Provided by (Used in) Financing Activities	(191,296)	69,114

Net Increase (Decrease) in Cash and Cash Equivalents	(63,234)	27,758
Cash and Cash Equivalents at Beginning of Period	69,245	2,466
Cash and Cash Equivalents at End of Period	$ 6,011	$ 30,224

Supplemental information:
Income taxes paid, net of refunds	$ 18,210	$ 4
Interest paid, net of amounts capitalized	$ 11,496	$ 18,227

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
	(In Thousands)

Revenues	$ 61,740	$ 136,247	$ 103,667	$ 224,026

Operating Expenses:
Gas costs	34,684	106,559	56,693	168,975
Operation and maintenance	7,332	8,038	14,276	15,581
Depreciation	1,638	1,596	3,246	3,201
Taxes - other than income taxes	5,042	6,435	8,595	11,900
Total Operating Expenses	48,696	122,628	82,810	199,657

Operating Income	13,044	13,619	20,857	24,369

Other Income and (Deductions)	14	117	40	211

Interest Expense	1,252	1,454	2,600	2,927

Earnings Before Income Taxes	11,806	12,282	18,297	21,653

Income Taxes	4,588	4,783	7,067	8,412

Net Income	$ 7,218	$ 7,499	$ 11,230	$ 13,241

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2002*	2001	2001*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 338,046	$ 334,039	$ 330,027
Less - Accumulated depreciation	130,173	127,278	125,264
Net property, plant and equipment	207,873	206,761	204,763
Other investments	22	22	22
Total Capital Investments - Net	207,895	206,783	204,785

CURRENT ASSETS:
Cash and cash equivalents	13,418	3,654	1,866
Temporary investments	1,653	-	-
Receivables -
Customers, net of allowance for uncollectible
accounts of $670, $1,341, and $1,757, respectively	31,582	21,472	76,884
Other	1,135	619	414
Materials and supplies, at average cost	1,776	2,001	2,145
Gas in storage, at last-in, first-out cost	2,660	8,774	2,201
Gas costs recoverable through rate adjustments	1,538	2,371	6,382
Regulatory assets	447	823	516
Prepayments	433	385	496
Total Current Assets	54,642	40,099	90,904

OTHER ASSETS:
Prepaid pension costs	290	(284)	767
Noncurrent regulatory assets	21,599	21,693	21,393
Deferred charges	3,423	4,735	3,899
Total Other Assets	25,312	26,144	26,059

Total Assets	$ 287,849	$ 273,026	$ 321,748

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2002*	2001	2001*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	82,018	75,937	75,903
Total Common Stockholder's Equity	106,775	100,694	100,660

Long-term debt, exclusive of sinking fund payments and
maturities due within one year	69,020	69,308	69,313
Total Capitalization	175,795	170,002	169,973

CURRENT LIABILITIES:
Short-term debt	-	-	6,225
Accounts payable	19,873	25,022	34,035
Dividends payable on common stock	2,538	-	3,191
Customer deposits	6,113	4,999	2,878
Accrued taxes	8,194	913	12,603
Gas sales revenue refundable through rate adjustments	950	11,701	2,017
Temporary LIFO liquidation credit	11,646	-	31,152
Accrued interest	1,706	1,712	1,718
Total Current Liabilities	51,020	44,347	93,819

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	26,865	25,297	23,316
Investment tax credits	3,120	3,146	3,172
Environmental and Other	31,049	30,234	31,468
Total Deferred Credits and Other Liabilities	61,034	58,677	57,956

Total Capitalization and Liabilities	$ 287,849	$ 273,026	$ 321,748

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2002	2001
	(In Thousands)
Operating Activities:
Net Income	$ 11,230	$ 13,241
Adjustments to reconcile net income to net cash:
Depreciation and Amortization
Per statement of income	3,246	3,201
Charged to other accounts	223	233
Deferred income taxes and investment tax credits - net	1,315	403
Change in environmental and other liabilities	1,042	58
Change in other assets	832	(756)
Major changes in current assets and liabilities:
Receivables - net	(10,626)	(63,587)
Gas in storage	6,114	6,665
Gas costs recoverable	833	3,272
Customer gas service and credit deposits	1,114	(2,000)
Accounts payable	(5,149)	6,686
Accrued taxes	7,281	10,060
Gas sales revenue refundable	(10,751)	2,017
Temporary LIFO liquidation credit	11,646	31,152
Other	547	435
Net Cash Provided by (Used in) Operating Activities	18,897	11,080

Investing Activities:
Capital spending	(4,582)	(4,786)
Temporary investments	(1,653)	-
Net Cash Provided by (Used in) Investing Activities	(6,235)	(4,786)

Financing Activities:
Short-term debt - net	-	(1,150)
Retirement of long-term debt	(288)	(350)
Dividends paid on common stock	(2,610)	(3,481)
Net Cash Provided by (Used in) Financing Activities	(2,898)	(4,981)

Net Increase (Decrease) in Cash and Cash Equivalents	9,764	1,313
Cash and Cash Equivalents at Beginning of Period	3,654	553
Cash and Cash Equivalents at End of Period	$ 13,418	$ 1,866

Supplemental information:
Income taxes paid, net of refunds	$ 2,532	$ -
Interest paid, net of amounts capitalized	$ 2,305	$ 2,665

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Change in Accounting for Oil and Gas Properties

In the first quarter of fiscal 2002 the Company elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. Under the successful efforts method, the cost of exploratory dry holes and other exploration costs are expensed in the period they occur, whereas under the full cost method these costs are capitalized and amortized over future production. In accordance with GAAP, previously reported results have been restated. This restatement resulted in a reduction in the previously reported net income for the fiscal 2001 second quarter and year-to-date of $266,000 and $1.5 million, or $.01 and $.04 per share, respectively. However, the full fiscal year 2001 impact of the restatement is negligible - a reduction of approximately $0.1 million in net income. The impact of the restatement on all prior fiscal years (1998-2001) resulted in reductions in net income totaling $6.9 million.

Derivative Instruments and Hedging Activities

The Company has hedged various anticipated cash flow transactions through December 2006. During the three and six months ended March 31, 2002, the Company reclassified $7.2 million ($4.4 million, net of tax) and $10.1 million ($6.1 million, net of tax) of realized gains from Accumulated Other Comprehensive Income (AOCI) to the Consolidated Statements of Income, which offset losses realized by the hedged transactions. The Company anticipates reclassifying, in the next 12 months, $9.3 million of deferred losses from AOCI into earnings, as calculated using commodity prices at March 31, 2002. As of March 31, 2002, the Company has $22.6 million of derivative liabilities in Accounts Payable and Deferred Credits and Other Liabilities, $14.0 million of derivative assets in Temporary Investments, Other Receivables and Deferred Charges and has cumulative deferred gains in AOCI of $5.8 million, net of tax.

Derivative hedges with Enron North America Corp. (Enron), which were deemed ineffective in the first quarter, have been collected and the Company has no further exposure to Enron with respect to these hedges. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - "Other Matters - Enron Bankruptcy Filing".)

During the quarter, Peoples Gas and North Shore Gas entered into derivative transactions to help mitigate volatility in their respective gas charges. The Company has chosen not to declare these contracts as hedges. Instead, the monthly mark-to-market gains or losses are deferred and recorded as regulatory liabilities or assets, respectively, in accordance with Statement of Financial Accounting Standards (SFAS) No. 71. As of March 31, 2002, the balance in Regulatory Liabilities for Peoples Gas and North Shore Gas was $4.5 million and $1.0 million, respectively.

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

2. BUSINESS SEGMENTS

Financial data by business segment is presented below:

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments.

	The Company
				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 03-31-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 414,411	$ -	$ 34,031	$ 57,635	$ 19,495	$ 9	$ (2,746)	$ 522,835
Depreciation, Depletion and Amortization	17,135	30	171	411	7,012	7	27	24,793
Operating Income (Loss)	95,145	(1,094)	2,462	(133)	8,917	(329)	(5,372)	99,596
Equity Investment Income	-	(1,611)	1,798	-	(881)	116	-	(578)
Operating and Equity Investment Income	95,145	(2,705)	4,260	(133)	8,036	(213)	(5,372)	99,018
Segment Assets	1,532,669	5,296	7,345	9,572	203,981	1,548	1,012	1,761,423
Investments in Equity Investees	-	62,976	-	-	27,660	4,634	-	95,270
Capital Spending	$ 21,649	$ 115	$ 3,860	$ 220	$ 11,583	$ 584	$ 76	$ 38,087

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 03-31-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 902,028	$ -	$ 47,625	$ 115,534	$ 10,765	$ 9	$ (2,172)	$ 1,073,789
Depreciation, Depletion and Amortization	16,736	-	132	378	3,995	17	71	21,329
Operating Income (Loss)	101,602	(677)	286	2,248	2,795	(475)	(3,822)	101,957
Equity Investment Income	-	6,287	4,769	-	(419)	369	-	11,006
Operating and Equity Investment Income	101,602	5,610	5,055	2,248	2,376	(106)	(3,822)	112,963
Segment Assets	1,512,643	4,307	6,747	7,991	72,853	2,484	3,351	1,610,376
Investments in Equity Investees	-	96,881	9,257	-	28,088	5,498	-	139,724
Capital Spending	$ 23,743	$ 402	$ 624	$ 47	$ 4,951	$ 3	$ 897	$ 29,015

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Six Months Ended 03-31-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 705,144	$ -	$ 57,246	$ 107,884	$ 35,319	$ 18	$ (5,228)	$ 900,383
Depreciation, Depletion and Amortization	34,026	58	407	820	13,918	18	50	49,297
Operating Income (Loss)	163,593	(2,309)	5,282	1,268	12,197	(657)	(15,430)	163,944
Equity Investment Income	-	(3,227)	1,296	-	(2,404)	248	-	(4,087)
Operating and Equity Investment Income	163,593	(5,536)	6,578	1,268	9,793	(409)	(15,430)	159,857
Segment Assets	1,532,669	5,296	7,345	9,572	203,981	1,548	1,012	1,761,423
Investments in Equity Investees	-	62,976	-	-	27,660	4,634	-	95,270
Capital Spending	$ 39,817	$ 8,476	$ 4,156	$ 214	$ 20,270	$ 584	$ 74	$ 73,591

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Six Months Ended 03-31-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 1,489,993	$ -	$ 87,920	$ 196,674	$ 20,351	$ 17	$ (4,184)	$ 1,790,771
Depreciation, Depletion and Amortization	34,086	-	263	755	8,492	33	138	43,767
Operating Income (Loss)	179,969	(1,328)	4,428	259	2,541	(791)	(14,386)	170,692
Equity Investment Income	-	7,333	6,170	-	1,742	559	-	15,804
Operating and Equity Investment Income	179,969	6,005	10,598	259	4,283	(232)	(14,386)	186,496
Segment Assets	1,512,643	4,307	6,747	7,991	72,853	2,484	3,351	1,610,376
Investments in Equity Investees	-	96,881	9,257	-	28,088	5,498	-	139,724
Capital Spending	$ 43,932	$ 1,426	$ 1,855	$ 66	$ 4,748	$ 753	$ 1,683	$ 54,463

3. EQUITY INVESTMENTS

The Company has a number of investments that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for pro rata disclosure. However, in aggregate these investments are material at March 31, 2002. The following table describes the Company's pro rata share of financial results from unconsolidated equity method investments.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2002	2001	2002	2001
Total Equity Investments
Revenues	$ 26,671	$ 50,672	$ 49,691	$ 81,065
Operating Income	4,292	11,491	5,223	16,685
Interest Expense	4,777	650	9,324	1,403
Earnings Before Income Taxes	(578)	11,006	(4,087)	15,804

Investments in Equity Investees	95,270	139,724	95,270	139,724

Investment Results by Segment:
Power Generation
Revenues	$ 4,608	$ 8,265	$ 8,887	$ 11,155
Operating Income	2,189	6,174	4,521	6,903
Interest Expense	3,800	-	7,815	-
Earnings Before Income Taxes	(1,611)	6,287	(3,227)	7,333

Investments in Equity Investees	62,976	96,881	62,976	96,881

Midstream Services
Revenues	$ 13,822	$ 36,482	$ 29,832	$ 55,238
Operating Income	1,797	4,736	1,271	6,125
Interest Expense	-	-	-	-
Earnings Before Income Taxes	1,798	4,769	1,296	6,170

Investments in Equity Investees	-	9,257	-	9,257

Oil and Gas Production
Revenues	$ 6,841	$ 4,026	$ 8,168	$ 11,312
Operating Income	(216)	(84)	(1,535)	2,497
Interest Expense	666	335	879	766
Earnings Before Income Taxes	(881)	(419)	(2,404)	1,742

Investments in Equity Investees	27,660	28,088	27,660	28,088

Other
Revenues	$ 1,400	$ 1,899	$ 2,804	$ 3,360
Operating Income	522	665	966	1,160
Interest Expense	311	315	630	637
Earnings Before Income Taxes	116	369	248	559

Investments in Equity Investees	4,634	5,498	4,634	5,498

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

In 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company, and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

In 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic- contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

In 2000, OMC filed a petition in federal bankruptcy court seeking protection under Chapter 11 of the United States Bankruptcy Code. On August 20, 2001, the bankruptcy court entered an order converting OMC's Chapter 11 case to a Chapter 7 case.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. In July 2001, North Shore Gas and the other PRPs entered into an AOC with the EPA to conduct the remedial design for the Waukegan site.

On June 15, 2001, North Shore Gas entered into a settlement agreement with one of the PRPs and is continuing discussion with the remaining parties.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 2002, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $87.0 million; for North Shore Gas the total was $20.5 million; and for the Company on a consolidated basis the total deferred was $107.5 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. The utilities have reached settlement agreements with several of the insurance carriers. The costs deferred at March 31, 2002 have been reduced by the proceeds of the settlements. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at March 31, 2002 have not been reduced to reflect recoveries from other insurance carriers.

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

In 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site.

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $21.5 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

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

5. ACCOUNTS RECEIVABLE

The utility subsidiaries' accounts receivable, net of reserves, totaled $293.7 million at March 31, 2002 ($262.1 million for Peoples Gas and $31.6 million for North Shore Gas), an increase of $52.6 million from September 30, 2001 due mainly to normal seasonality. Of the $293.7 million in accounts receivables at March 31, 2002, $180.1 million ($172.1 million for Peoples Gas and $8.0 million for North Shore Gas) was past due compared to $203.0 million at September 30, 2001. The total reserve for uncollectible accounts was $28.3 million ($27.6 million for Peoples Gas and $0.7 million for North Shore Gas), or 10 percent, of receivables as of March 31, 2002, as compared to September 30, 2001. The Company believes that the $28.3 million reserve is adequate given what is known today. The Company is continuing its outreach efforts to its customers and taking steps to collect past due accounts, including shutoffs for nonpayment in accordance with Commission regulation. The ultimate outcome of these efforts is uncertain, and further increases to the reserve for uncollectible accounts may be required in future periods.

6. ADVANCES TO ELWOOD PARTNERSHIP AND PROJECT FINANCING

The Company had made loans and advances to Elwood Energy LLC (Elwood) for the purpose of providing construction capital for the 750-megawatt expansion of the Elwood power facility. The Company accrued interest on the loans and advances at market based rates. At September 30, 2001, the total advances equaled $147.6 million.

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

Under the terms of the financing, the Company has guaranteed the debt service on the project up to a maximum of $16.5 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the Company for the three months ended March 31, 2002 decreased to $55.0 million, or $1.55 per share, compared to $62.2 million, or $1.76 per share in the year-ago period. Net income for the Company for the six months ended March 31, 2002 decreased to $86.0 million, or $2.43 per share, compared to $97.4 million, or $2.75 per share, in the year-ago period. Results for the year-ago period reflect the restatement for the impact of a change in the accounting method for oil and gas properties from the full cost method to the successful efforts method (see Note 1 of the Notes to Consolidated Financial Statements). The decrease was mainly a result of reductions in earnings from the Power Generation and the Gas Distribution segments. The Gas Distribution segment for the three months ended was affected by weather that was 12 percent warmer than normal and 13 percent warmer than the previous period. For the six months ended, the Gas Distribution segment was affected by weather that was 15 percent warmer than normal and 20 percent warmer than the previous fiscal year-to-date. The Company's weather insurance policy offset approximately one-half of the second quarter weather impact and one-third of the fiscal year-to-date impact. The Gas Distribution segment was also affected by a decline in credits from pension benefit accounting, partially offset by lower bad debt expense. These decreases were partly offset by an increase in earnings from the Oil and Gas Production segment resulting from the settlement of Enron related hedges and a reduction in interest expense. Also affecting fiscal year-to-date net income were declines in earnings from the Midstream Services segment.

A comparison of net income between periods is presented below, followed by explanations of significant differences by segment.

	Three Months Ended
	March 31,		Increase /
	2002	2001	(Decrease)	Percent
(In Thousands, Except Percents)
Operating Income and Equity Investment Income:
Gas Distribution	$ 95,145	$ 101,602	$ (6,457)	(6)
Power Generation	(2,705)	5,610	(8,315)	(148)
Midstream Services	4,260	5,055	(795)	(16)
Retail Energy Services	(133)	2,248	(2,381)	(106)
Oil and Gas Production	8,036	2,376	5,660	238
Other	(213)	(106)	(107)	(101)
Corporate and Adjustments	(5,372)	(3,822)	(1,550)	(41)
Total Operating Income and Equity Investment Income	99,018	112,963	(13,945)	(12)
Other Income and (Deductions)	3,280	6,314	(3,034)	(48)
Interest Expense	13,971	18,900	(4,929)	(26)
Income Taxes	33,333	38,152	(4,819)	(13)
Net Income	$ 54,994	$ 62,225	$ (7,231)	(12)

	Six Months Ended
	March 31,		Increase /
	2002	2001	(Decrease)	Percent
(In Thousands, Except Percents)
Operating Income and Equity Investment Income:
Gas Distribution	$ 163,593	$ 179,969	$ (16,376)	(9)
Power Generation	(5,536)	6,005	(11,541)	(192)
Midstream Services	6,578	10,598	(4,020)	(38)
Retail Energy Services	1,268	259	1,009	390
Oil and Gas Production	9,793	4,283	5,510	129
Other	(409)	(232)	(177)	(76)
Corporate and Adjustments	(15,430)	(14,386)	(1,044)	(7)
Total Operating Income and Equity Investment Income	159,857	186,496	(26,639)	(14)
Other Income and (Deductions)	5,386	5,305	81	2
Interest Expense	29,946	36,197	(6,251)	(17)
Income Taxes	49,282	58,207	(8,925)	(15)
Income before Cumulative Effect of Change
in Accounting Principle	86,015	97,397	(11,382)	(12)
Cumulative Effect of Accounting Change, net of tax	-	(34)	34	100
Net Income	$ 86,015	$ 97,363	$ (11,348)	(12)

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

Revenues for the Company for the three- and six-month periods decreased $487.6 million to $414.4 million and $784.9 million to $705.1 million, respectively. The decrease for the three months ended was due primarily to the lower unit cost of gas and to weather that was 12 percent warmer than normal and 13 percent warmer than the previous period.The decrease for the six months ended was due primarily to the lower unit cost of gas and to weather that was 15 percent warmer than normal and 20 percent warmer than the previous period. Heating degree days for the second quarter totaled 2,865, compared with normal of 3,254 and last year's second quarter of 3,281. Heating degree days for the fiscal year-to-date totaled 4,727, compared with normal of 5,533 and last year's fiscal year of 5,913. For every change of 100-degree days from normal, the net income impact is approximately $0.05 per share before weather insurance. Operating income decreased $6.5 million and $16.4 million, respectively, resulting from a decrease in margin ($4.3 million and $27.7 million) due to lower gas delivery volumes. Also affecting operating income were lower credits from pension benefit accounting ($9.9 million and $8.6 million) offset, in part, by a decrease in the provision for uncollectible accounts ($7.0 million and $12.4 million) and a reduction in labor costs ($2.9 million and $2.1 million). (See Note 5 for a discussion of the utility subsidiaries' past due account receivable balances.)

Revenues for Peoples Gas for the three- and six-month periods decreased $419.2 million to $346.6 million and $676.9 million to $591.2 million, respectively, due primarily to weather that was 13 percent and 20 percent warmer than the previous periods, respectively, as well as to the lower unit cost of gas. Operating income decreased $12.2 million to $76.6 million and $25.9 million to $133.2 million, respectively, resulting from a decrease in margin ($9.2 million and $33.4 million) due to lower gas delivery volumes as well as the negative effects of pension benefit accounting ($9.9 million and $8.8 million). Offsetting these effects, in part, was a decrease in the provision for uncollectible accounts ($6.9 million and $12.1 million) and a reduction in labor costs ($2.5 million and $1.0 million).

Revenues for North Shore Gas for the three-and six-month periods decreased $74.5 million to $61.7 million and $120.3 million to $103.7 million, respectively, due primarily to weather that was 13 percent and 20 percent warmer than the previous periods, respectively, as well as to the lower unit cost of gas. Operating income decreased $0.4 million to $13.3 million and $2.9 million to $21.4 million, respectively, resulting from a decrease in margin ($1.2 million and $4.7 million) due to lower gas delivery volumes. Partially offsetting this effect, in part, was a decrease in labor costs and a reduction in the provision for uncollectible accounts. Also offsetting the six-month period was the positive effects of pension benefit accounting.

As a result of significantly warmer-than-normal weather experienced to date, fiscal 2002 Gas Distribution operating income will decrease from fiscal 2001 results.

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The Company and Dominion are equal investors in Elwood, which owns and operates a nominal 1,350-megawatt peaking facility near Chicago, Illinois.

Revenue recognition for these peaking facilities is based on contract provisions, which assign higher value to summer capacity. Approximately 80 percent of Elwood's annual capacity revenues will be recognized in the third and fourth quarters resulting in operating losses in the first and second quarters.

Achieving commercial operation of Phase II and the restructuring of Phase I contracts allowed Elwood to successfully close a $402 million non-recourse bond financing on October 23, 2001. (See Note 6 of the Notes to Consolidated Financial Statements.)

The Company reported an operating and equity investment loss for the three- and six-month periods amounting to $2.7 million and $5.5 million, respectively, decreases of $8.3 million and $11.5 million from the previous period operating and equity investment income results. The main reason for the decrease was the interest expense related to the $402 million non-recourse bond financing. In prior periods, the interim financing costs for this project were reflected as corporate interest expense. The impact of this financing significantly reduced equity investment income from Elwood ($3.8 million and $7.9 million). Last year's second quarter and fiscal year-to-date results benefited from a gain on the liquidation of financial hedges associated with Elwood's gas supply requirements ($4.0 million). Other than the financing and hedge impact, operating results were boosted by higher capacity revenues due to the Phase II expansion of the Elwood facility which became commercially operable in June 2001 ($0.3 million and $3.1 million). Also contributing to the decrease was higher development expenses related to the pursuit of new power projects.

Inclusion of interest expense related to the non-recourse bond financing will lower equity investment income by approximately $17.0 million in 2002. The Company expects the partnerships operating income for fiscal 2002 to increase due to a full year's impact of the Elwood expansion and the completion of a 350-megawatt Southeast Chicago Energy Project in partnership with Exelon Corporation.

Midstream Services Segment

The Company is engaged in wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates, through Peoples Energy Resources Corp., a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron were equal partners in enovate LLC (enovate), which engaged in a comprehensive wholesale business for the Chicago marketplace including marketing and trading. Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 2, 2001. As a result, the Company acquired Enron's 50 percent interest in enovate, and continues to honor all of its existing obligations. (See "Other Matters - Enron Bankruptcy Filing.")

Revenues for the three- and six-month periods decreased $13.6 million to $34.0 million and $30.7 million to $57.2 million, respectively. Success in this segment is dependent upon capturing margin from price movements in the wholesale market. The size of this margin can vary daily and is small in relation to the market value of the commodity. Therefore, revenue statistics are not necessarily a good indicator of results.

Operating and equity investment income decreased $0.8 million and $4.0 million for the second quarter and fiscal year-to-date, respectively, compared with prior periods, which benefited from unusual natural gas price volatility. The declines were primarily due to reductions in enovate income ($1.3 million and $5.0 million) (see "Other Matters - Enron Bankruptcy Filing") and to decreases in wholesale and peaking activities. Partially offsetting these effects were increases in operating income from hub activity ($1.5 million and $2.8 million).

Results for 2001 benefited from unusual movement in natural gas prices. During fiscal 2002, the Company expects a return to more normal market activity and thus is expecting lower earnings from this segment. Enron's bankruptcy, and the Company's subsequent purchase of enovate, has resulted in a restriction of some of enovate's activities (see "Other Matters - Enron Bankruptcy Filing."). The Company's earnings outlook for fiscal year 2002 included $4.0 million in operating and equity investment income from enovate's trading activities that is likely to be adversely affected by these developments. Management believes that the other aspects of its Midstream Services business associated with physical deliveries will not be materially affected by Enron's bankruptcy and will increase sufficiently to offset any effect from lower enovate results.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

Revenues for the three- and six-month periods decreased $57.9 million to $57.6 million and $88.8 million to $107.9 million, respectively, due to a decline in natural gas commodity prices. Operating income for the three-month period decreased $2.4 million, to a loss of $0.1 million, compared to a gain of $2.3 million in the previous period. The decrease was a result of the prior year change in an inventory accounting method ($2.9 million) and the impact of warmer-than-normal weather. Offsetting this impact was increased growth in electric margins and a reduction in operating expenses. Operating income for the six-month period increased $1.0 million to $1.3 million, due mainly to increased growth in electric margins ($2.3 million) and a reduction in operating expenses. Partially offsetting these effects were lower gas margins ($2.1 million) mainly due to the one-time change in accounting methods in the prior period ($2.9 million).

As a result of margin enhancement and cost management initiatives, the Company expects that the fiscal 2002 results for this segment will continue to show improvement year-over-year.

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an equity investment in EnerVest Energy, L.P. (EnerVest), which develops and manages a portfolio of oil and gas producing properties. The Company's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and the acquisition of proved reserves with upside potential that can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits are computed based on units of production and are scheduled to expire December 31, 2002.

On January 25, 2002, the Company announced that it has elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. All prior year results have been restated accordingly. (See Note 1 of the Notes to Consolidated Financial Statements.)

Revenues for the three- and six-month periods increased $8.7 million to $19.5 million and $15.0 million to $35.3 million, respectively, due to the impact of new reserves acquired in 2001, positive results from drilling programs and the settlement of hedges associated with Enron. (See "Other Matters - Enron Bankruptcy Filing.") Offsetting these effects, in part, was a decline in net realized natural gas prices from $3.38 per Mcf in the previous quarter to $2.96 per Mcf in the current quarter. Operating and equity investment income for the three- and six-month periods increased $5.7 million and $5.5 million, respectively. This improvement in revenues was offset, in part, by an increase in depreciation, depletion and amortization expense and a reduction in equity investment income ($0.5 million and $4.1 million) due to lower commodity prices, increased drilling and operating expenses and the impact of the Enron bankruptcy.

The Company will continue to pursue low-to-moderate-risk drilling opportunities within its core areas of ownership and operation. Existing oil and gas properties will be developed through drilling, workovers and operational enhancements. The Company will also continue to pursue oil and gas reserve acquisitions that are consistent with its growth strategy and hedge a substantial portion of its production in order to mitigate commodity price risk.

As of March 31, 2002, the Company had hedges in place for the last half of fiscal 2002 at an average price of $3.08 per MMbtu. These hedges account for approximately 90 percent of the projected gas production from currently owned properties. As of April 26, 2002, the Company has hedges for fiscal 2003 in place at an average price of $3.28 per MMbtu. Despite increased production and the Enron related hedge settlement, the Company anticipates a decrease in earnings for this segment for fiscal 2002, as compared to fiscal 2001. Contributing to the anticipated decrease is lower commodity prices, higher depreciation, depletion and amortization expense and equity investment losses, partially offset by the impact of increased production. The Company is also lowering its original forecast to invest $145.0 million in oil and gas to $65.0 million as a result of the current acquisition environment and the lack of opportunities that meet the Company's investment criteria and risk profile.

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

Revenues for the three- and six-month periods remained relatively flat.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are included under Corporate and Adjustments.

Operating results for the three- and six-month periods reflected losses of $5.4 million and $15.4 million, compared to $3.8 million and $14.4 million in the previous periods, respectively. The variations were mainly due to the mark-to-market pricing of unrealized liabilities for stock appreciation rights granted to certain employees under the Company's long-term incentive compensation plans ($1.5 million and $1.8 million).

OPERATING STATISTICS
Summary of Selected Operating Data (Unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001

Revenues (In Thousands):
Gas Distribution Sales
- Residential
-Heating	$ 300,249	$ 696,501	$ 504,269	$ 1,147,736
-Non-heating	11,437	21,075	23,960	37,463
- Commercial	44,660	105,612	72,805	174,004
- Industrial	7,963	21,349	12,700	34,925
Transportation	38,048	52,695	67,476	89,031
Other	12,054	4,796	23,934	6,834
Total Gas Distribution Revenues	$ 414,411	$ 902,028	$ 705,144	$ 1,489,993
Gas Distribution Deliveries (MDth)
Sales - Residential
-Heating	51,497	56,522	83,336	102,846
-Non-heating	1,077	1,175	2,136	2,185
- Commercial	8,011	8,782	12,801	16,010
- Industrial	1,634	1,829	2,600	3,293
Transportation	35,333	38,081	59,213	69,848
Total Gas Distribution Deliveries	97,552	106,389	160,086	194,182
Weather
Degree Days - actual	2,865	3,281	4,727	5,913
Per cent colder (warmer) than normal	-12.0%	0.8%	-14.6%	6.9%
Number of Gas Distribution Customers (average)
Sales - Residential
-Heating	753,053	757,611	745,830	749,905
-Non-heating	177,859	180,344	176,711	178,270
- Commercial	45,060	47,309	44,067	47,977
- Industrial	2,917	3,092	2,869	3,133
Transportation	21,147	19,543	21,368	18,308
Total Gas Distribution Customers	1,000,036	1,007,899	990,845	997,593
Retail Energy Gas and Electric Customers (at March 31)	13,053	14,923	13,053	14,923
Megawatt Capacity (Pro Rata Share)	675	300	675	300
Oil and Gas Production
Average daily production:
Gas (MMCFD)	47.9	28.3	47.6	29.2
Oil (MBOD)	1.2	1.0	1.2	1.0
Gas equivalent (MMCFED)	54.8	34.3	54.7	35.5

Percentage hedged:
Gas	82%	80%	79%	83%
Oil	100%	54%	80%	54%

Average hedge price:
Gas ($/MCF)	$ 3.32	$ 2.40	$ 3.46	$ 2.44
Oil ($/BBL)	$ 21.08	$ 20.31	$ 21.56	$ 21.31

Net realized price:
Gas ($/MCF)	$ 2.96	$ 3.38	$ 3.03	$ 2.95
Oil ($/BBL)	$ 15.08	$ 23.89	$ 18.82	$ 24.47
Equivalent ($/MCFE)	$ 2.92	$ 3.49	$ 3.05	$ 3.15

Other Income and Deductions

Other income and deductions for the three-month period for the Company decreased $3.0 million, due mainly to lower interest income ($3.1 million) and to a reduction in interest on the balance of gas costs recoverable from customers. Partially offsetting these effects was a $1.7 million gain on the disposition of property. Other income and deductions for the six-month period remained flat.

Other income and deductions for the three- and six-month periods for Peoples Gas increased $1.1 million and $1.4 million, respectively, due mainly to a gain on the disposition of property ($1.7 million). Offsetting this effect was a reduction in imputed interest on amounts recoverable from customers.

Other income and deductions for the three- and six-month periods for North Shore Gas decreased $103,000 and $171,000, respectively, due mainly to a reduction in imputed interest on amounts recoverable from customers.

Interest Expense

In the following discussion, long-term obligations refer to instruments with maturity dates over one year, including obligations classified as short-term debt in the balance sheet due to tender provisions.

Interest expense for the three- and six-month periods for the Company decreased $4.9 million and $6.3 million, respectively, due to a combination of factors. Utility short-term borrowing requirements were much lower due to the impacts of warmer weather, lower gas prices and improved customer collections and Peoples Gas' variable rate bonds benefited from lower interest rates. Partially offsetting these benefits in the six-month period was an increase in corporate interest expense due to increased borrowings to fund diversified expansion projects.

Interest expense for the three- and six-month periods for Peoples Gas decreased $4.6 million and $7.1 million, respectively. The decreases were mainly due to lower short-term borrowing requirements as a result of warmer weather, lower gas prices and improved customer collections and to lower interest rates on the variable rate bonds.

Interest expense variations for the three- and six-month periods for North Shore Gas were insignificant.

Other Matters

Accounting Standards. During July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and an annual impairment test thereafter. The Company, Peoples Gas and North Shore Gas adopted SFAS No. 142 effective October 1, 2001. However, the Company and its subsidiaries had no goodwill on their books resulting from acquisitions and the Company also has no recorded intangible assets that have indefinite lives. Therefore, the Company has no impairment within the year of adoption.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 2002. At this time the Company, Peoples Gas and North Shore Gas are currently evaluating the impact, if any, that the standard will have on their financial condition or results of operations but do not expect adoption to have a material effect.

In October 2001, the Company, Peoples Gas and North Shore Gas elected early adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of this standard did not have a material effect on their financial condition or results of operations.

Enron Bankruptcy Filing. On April 4, 2002, the Company announced that the U.S. Bankruptcy Court in New York approved the assignment of its utilities' gas purchase and agency agreements to Occidental Energy Marketing (Occidental).

In other court-approved transactions, Occidental was also assigned, and in turn settled certain hedges formerly in place with Enron. These hedge contracts were reflected on the December 31, 2001 financial statements as receivables of $2.5 million for financial hedges based on the price in effect at the time the hedges were declared ineffective. The contracts were settled with Occidental at a market price of $7.6 million resulting in a $5.1 million gain in income.

The Company also acquired Enron's 50 percent interest in enovate and is continuing to provide wholesale services to the Chicago regional marketplace independently while it evaluates new partnership opportunities.

Fiscal 2002 Outlook

Due primarily to an expectation of lower than planned investments in the Oil and Gas segment, the Company is lowering its outlook for fiscal 2002 earnings to $2.70 to $2.80 per diluted share from its prior range of $2.75 to $2.90 per diluted share. The Company's revised earnings outlook for fiscal 2002 includes the impact of record warm weather.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company, Peoples Gas and North Shore Gas for the six months ended March 31:

	The Company		Peoples Gas		North Shore Gas
(In Thousands)	2002	2001	2002	2001	2002	2001
Net cash provided by (used in) operations	$225,649	($24,254)	$170,213	($2,610)	$18,897	$11,080
Net cash provided by (used in) investing activities	$132,273	($98,882)	($42,151)	($38,746)	($6,235)	($4,786)
Net cash provided by (used in) financing activities	($340,556)	$152,544	($191,296)	$69,114	($2,898)	($4,981)

See the consolidated statement of cash flows and the discussion of major balance sheet fluctuations for more detail.

Balance Sheet Variations

Many of the balance sheet variations are due to normal seasonality and volatility in natural gas prices.

The Company's total assets at March 31, 2002 decreased $183.3 million from September 30, 2001. The main reason for this decrease was permanent financing by Elwood (see Note 6 of the Notes to Consolidated Financial Statements) and its reimbursement to the Company of advances ($147.6 million) and equity investment ($53.7 million). . Also contributing to the decrease was a normal seasonal reduction in gas in storage ($69.0 million), partially offset by higher customer accounts receivables (see Note 5 of the Notes to Consolidated Financial Statements) resulting from normal seasonality ($56.4 million). In addition to this offset was an increase in prepaid pension costs ($17.7 million) due to settlements arising from the first quarter voluntary early retirement program.

The Company's current liabilities decreased at March 31, 2002 by $260.7 million from September 30, 2001. The change was mostly a result of a decrease in short-term debt ($305.5 million) primarily due to improved cash flow for the utilities and to the Elwood power project being financed at the partnership level with funds used to reduce corporate short-term debt. Also contributing to the change in current liabilities was a reduction in gas sales revenues refundable through rate adjustments ($46.3 million) and in accounts payable ($38.4 million) due to lower gas costs in the current period. Partially offsetting these effects were increases in the temporary LIFO liquidation credit ($70.5 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end and in accrued taxes ($54.3 million).

Total assets of Peoples Gas at March 31, 2002 decreased $77.4 million from September 30, 2001 primarily due to a reduction in cash and cash equivalents ($63.2 million) due to the seasonal timing of cash flow. Also contributing to the decrease was a reduction in gas in storage ($56.2 million) due to ordinary gas distribution activity. Partially offsetting these effects were higher customer accounts receivable resulting from normal seasonality ($42.5 million) and increased prepaid pension costs ($16.4 million).

Current liabilities for Peoples Gas at March 31, 2002 decreased $152.1 million from September 30, 2001. The decrease was mainly due to a reduction in short-term debt ($173.4 million) used to supplement working capital needs in the prior period and to a decrease in accounts payable ($61.3 million) due to lower gas costs in the current period. Offsetting these effects, in part, was an increase in the temporary LIFO liquidation credit ($58.9 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end. Also affecting the change were increases in accrued taxes ($38.1 million) and dividends payable on common stock ($17.4 million).

Total assets of North Shore Gas at March 31, 2002 increased $14.8 million from September 30, 2001 primarily due to higher customer accounts receivable ($10.1 million). Also affecting the change in assets was an increase in cash and cash equivalents ($9.8 million) due to the seasonal timing of cash flow, offset in part, by a reduction in gas in storage ($6.1 million).

Current liabilities for North Shore Gas at March 31, 2002 increased $6.7 million from September 30, 2001 due to an increase in the temporary LIFO liquidation credit ($11.6 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end. Also contributing to the change in current liabilities were increases in accrued taxes ($7.3 million) and dividends payable on common stock ($2.5 million). Partially offsetting these effects was a decrease in gas sales revenue refundable through rate adjustments ($10.8 million) and lower accounts payable ($5.1 million).

Financial Sources

In addition to cash generated internally by operations, the Company, as of March 31, 2002 has credit facilities of $257.7 million, all of which was unused. The Company also has ready access to the commercial paper markets. Also, Peoples Gas has $90.0 million of available credit facilities through August 2002 of which $24.0 million is available to North Shore Gas, all of which was unused.

The Company's only off-balance sheet debt consists of its pro rata share of non-recourse debt of various equity investments, including Trigen-Peoples, EnerVest and Elwood. The Company is not utilizing special purpose entities for off-balance sheet financing.

Financial Uses

Capital Spending. In the six-month period, the Company spent $73.6 million, including partnership investments of $11.5 million. Peoples Gas and North Shore Gas, which make up the Gas Distribution segment, spent $35.3 million and $4.5 million, respectively on property, plant and equipment in the same period. The remaining $33.8 million was spent by the diversified business segments.

In the first quarter of 2002, Peoples Gas retired short-term debt of $200 million that was issued in the first quarter of 2001.

Dividends. On February 6, 2002, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 52 cents per share from the 51 cents per share previously in effect, payable on April 15, 2002. The annualized dividend rate is $2.08 per share.

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

Starting in the current fiscal quarter, the Company's utilities began a program to utilize financial derivative instruments to "lock-in" the purchase price for a portion of its future natural gas purchases. The strategy is intended to minimize fluctuations in firm gas sales prices to the regulated firm gas sales customers. Since these derivative instruments are not designated as hedges and are employed to support gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives are recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are included as an adjustment to gas purchases in the determination of the monthly gas charge to customers.

The Company uses swaps and options to hedge its working interests in natural gas and oil producing properties. These swaps and options qualify for hedge accounting, therefore gains and losses from financial hedges will be recorded in the income statement in the month that the gas and oil is produced. Any hedge ineffectiveness is booked monthly to the income statement. (See Note 1 of the Notes to Consolidated Financial Statements.)

Sensitivity analyses are used to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and the related financial instruments used to hedge price exposure. As of March 31, 2002, assuming an instantaneous 10 percent change in the underlying commodity forward price curve, the impact to Earnings Before Income Taxes for fiscal years 2002 through 2006 would be $12.9 million.

The Company sells fixed price and variable priced products as part of its Retail Energy Services businesses. Price risk is managed through the use of supplier contracts, storage and financial transactions and occasionally results in open positions between the amount of gas purchased and gas sold. As of March 31, 2002, the mark-to-market gain from open positions was immaterial.

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

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. The Company currently has $227.0 million outstanding in variable rate bonds and notes (taxable and tax-exempt) which represents 24 percent of total outstanding debt. Assuming interest rates are 10 percent higher than the rates reported at the end of March 31, 2002, the Company's annualized interest expense would increase by approximately $0.4 million before considering the effect of income taxes.

Peoples Gas manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Peoples Gas currently has $202.0 million outstanding in variable rate bonds and notes (taxable and tax-exempt) which represents 42 percent of total outstanding debt. Assuming interest rates are 10 percent higher than the rates reported at the end of March 31, 2002, the Company's annualized interest expense would increase by approximately $0.4 million before considering the effect of income taxes.

North Shore Gas currently has no outstanding variable rate bonds and notes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk are reported under "MD&A - Risk Management," and Note 1 of the Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 4. Submission of Matters to a Vote of Security Holders
Peoples Energy Corporation:
a.	Peoples Energy held its Annual Meeting of Shareholders on February 22, 2002.
b.	The following matters were voted upon at the Annual Meeting of Shareholders.
1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: James R. Boris, William J. Brodsky, Pastora San Juan Cafferty, Homer J. Livingston, Jr., Lester H. McKeever, Thomas M. Patrick, Richard E. Terry; Richard P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:

	FOR	WITHHELD
James R. Boris . . . . . . . . . . . . . . .	29,293,899	645,482
William J. Brodsky . . . . . . . . . . .	29,304,044	635,336
Pastora San Juan Cafferty . . . . . .	29,257,511	689,502
Homer J. Livingston, Jr. . . . . . . . .	29,270,078	670,122
Lester H. McKeever . . . . . . . . . .	29,244,716	702,297
Thomas M. Patrick . . . . . . . . . . . .	29,284,242	655,364
Richard E. Terry . . . . . . . . . . . . . .	29,255,601	684,005
Richard P. Toft . . . . . . . . . . . . . . .	29,280,126	659,480
Arthur R. Velasquez . . .. . . . . . . .	29,278,259	668,754

2.

A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for Peoples Energy and its subsidiaries for the fiscal year ending September 30, 2002 was approved. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN
25,258,855	3,550,210	1,133,027

3.

A shareholder proposal urging the board of directors to take the necessary steps to nominate at least two candidates for each directorship to be filled by voting of shareholders at the annual meeting was defeated. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTES
2,091,605	21,205,096	1,115,380	5,530,011

Item 5. Other Information

In a press release dated February 22, 2002 the Company announced that Chairman and Chief Executive Officer Richard E. Terry will retire August 1, 2002, and that the Board of Directors intends to elect Thomas M. Patrick as his successor.

In a press release dated April 15, 2002, the Company announced that the Board of Directors elected Dipak C. Jain to the Company's Board, effective May 1, 2002. Professor Jain is Dean of Northwestern University's Kellogg School of Business.

Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended March 31, 2002

Date of Report - January 25, 2002
Item 9 - Regulation FD Disclosure
Press Release and Conference Call Script

Date of Report - January 25, 2002
Item 5 - Other Events
Forward Looking Financial Information

Date of Report - January 29, 2002
Item 5 - Other Events
Item 7 - Financial Statements and Exhibits
Change to Successful Efforts Method of Accounting

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant dated October 1, 2001.

3(b)	By-Laws of the Registrant, as amended, dated October 1, 2001.

b. Reports on Form 8-K filed during the quarter ended March 31, 2002

None

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant dated October 1, 2001.

3(b)	By-Laws of the Registrant, as amended, dated October 1, 2001.

b. Reports on Form 8-K filed during the quarter ended March 31, 2002

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

May 14, 2002	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

May 14, 2002	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

May 14, 2002	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer