Form 10-Q
period 2003-03-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2003-05-13
CIK 77388, 110101, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (April 30, 2003):

Peoples Energy Corporation	Common Stock, No par value, 36,051,855 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

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

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas.

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise noted, necessary to present fairly the Company's, Peoples Gas', and North Shore Gas' financial position, its results of operations and cash flows for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
(In Thousands, except per-share amounts)
Revenues	$ 903,833	$ 522,835	$ 1,452,944	$ 900,383

Operating Expenses:
Cost of energy sold	598,232	276,626	927,737	463,129
Operation and maintenance	89,597	71,878	177,511	138,049
Depreciation, depletion and amortization	28,013	24,793	55,477	49,297
Taxes, other than income taxes	73,449	49,942	117,106	85,964
Total Operating Expenses	789,291	423,239	1,277,831	736,439

Equity Investment Income (Loss)	(13)	(578)	(266)	(4,087)

Operating Income	114,529	99,018	174,847	159,857

Other Income and (Expense)	434	3,280	1,091	5,386

Interest Expense	12,571	13,971	25,373	29,946

Earnings Before Income Taxes	102,392	88,327	150,565	135,297

Income Taxes	38,911	33,333	56,083	49,282

Net Income	$ 63,481	$ 54,994	$ 94,482	$ 86,015

Average Shares of Common Stock Outstanding
Basic	35,723	35,459	35,637	35,446
Diluted	35,844	35,501	35,743	35,493

Earnings Per Share of Common Stock
Basic	$ 1.78	$ 1.55	$ 2.65	$ 2.43
Diluted	$ 1.77	$ 1.55	$ 2.64	$ 2.42

Dividends Declared Per Share	$ 0.53	$ 0.52	$ 1.05	$ 1.03

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands)	2003	2002	2002
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,518,590	$ 2,493,323	$ 2,462,866
Oil and gas	347,318	285,885	260,227
Other	15,435	15,422	17,596
Total property, plant and equipment	2,881,343	2,794,630	2,740,689
Less - Accumulated depreciation, depletion and amortization	1,080,227	1,020,729	990,949
Net property, plant and equipment	1,801,116	1,773,901	1,749,740
Investment in equity investees	138,242	154,857	95,270
Other investments	23,340	22,893	26,041
Total Capital Investments - Net	1,962,698	1,951,651	1,871,051

CURRENT ASSETS:
Cash and cash equivalents	58,388	5,433	84,408
Deposits with broker or trustee	15,727	28,645	9,869
Receivables -
Customers, net of reserve for uncollectible accounts
of $28,838, $34,730, and $29,416, respectively	534,942	181,819	347,389
Other	39,170	41,761	92,560
Materials and supplies, at average cost	9,681	9,948	14,325
Gas in storage	25,784	89,568	17,483
Gas costs recoverable through rate adjustments	35,486	10,218	14,399
Regulatory assets of utility subsidiaries	4,169	18,274	8,614
Other	9,961	6,203	2,780
Total Current Assets	733,308	391,869	591,827

OTHER ASSETS:
Prepaid pension costs	187,289	179,678	173,559
Noncurrent regulatory assets of utility subsidiaries	186,101	167,236	124,063
Deferred charges	37,137	33,213	34,502
Total Other Assets	410,527	380,127	332,124

Total Assets	$ 3,106,533	$ 2,723,647	$ 2,795,002

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands, except shares)	2003	2002	2002
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Issued 36,099,044, 35,705,106, and
35,709,573 shares, respectively	$ 315,097	$ 301,699	$ 300,574
Treasury stock (246,100, 246,100 and 247,300 shares,
respectively, at cost)	(6,760)	(6,760)	(6,793)
Retained earnings	579,409	522,381	556,208
Accumulated other comprehensive income (loss)	(25,705)	(10,996)	(13,143)
Total Common Stockholders' Equity	862,041	806,324	836,846

Long-term debt, exclusive of sinking fund payments,
maturities due within one year and long-term maturities
classified as short-term debt	629,345	554,014	644,020
Total Capitalization	1,491,386	1,360,338	1,480,866

CURRENT LIABILITIES:
Commercial paper	-	85,871	-
Current maturities of long-term debt	90,000	90,000	-
Other short-term debt	152,000	202,000	302,000
Accounts payable	389,825	213,912	250,971
Regulatory liabilities of utility subsidiaries	37,029	29,976	-
Dividends payable	18,958	18,495	18,506
Customer deposits	41,770	70,641	44,920
Accrued taxes	122,431	47,283	85,515
Gas costs refundable through rate adjustments	10,215	28	1,013
Temporary LIFO liquidation credit	128,300	-	70,502
Accrued interest	11,559	11,582	12,356
Total Current Liabilities	1,002,087	769,788	785,783

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	378,623	378,225	352,057
Investment tax credits	27,941	28,340	28,698
Environmental and other	206,496	186,956	147,598
Total Deferred Credits and Other Liabilities	613,060	593,521	528,353

Total Capitalization and Liabilities	$ 3,106,533	$ 2,723,647	$ 2,795,002

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(In Thousands)	2003	2002
Operating Activities:
Net Income	$ 94,482	$ 86,015
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	57,859	51,765
Deferred income taxes and investment tax credits - net	5,192	27,140
Change in environmental and other liabilities	14,347	10,145
Change in undistributed earnings from equity investments	12,041	17,082
Other changes in noncurrent operating activities	(43,193)	(28,307)
Changes in current assets and liabilities:
Receivables - net	(350,532)	(38,936)
Gas in storage	63,784	69,021
Gas costs recoverable/refundable through rate adjustments	(15,081)	(53,884)
Net regulatory assets/liabilities of utility subsidiaries	21,158	(4,733)
Accounts payable	192,465	(42,063)
Accrued interest	(23)	(214)
Accrued taxes	75,148	54,315
Temporary LIFO liquidation credit	128,300	70,502
Other	(32,362)	4,126
Net Cash Provided by (Used in) Operating Activities	223,585	221,974

Investing Activities:
Capital spending	(86,828)	(73,591)
Net change in advances to joint venture partnerships	-	147,616
Return of capital investments	4,564	62,921
Decrease (increase) in deposits with broker or trustee	12,918	(6,544)
Proceeds from sale of assets	-	1,871
Other	(3)	-
Net Cash Provided by (Used in) Investing Activities	(69,349)	132,273

Financing Activities:
Proceeds from (payment of) overdraft facility	(17,148)	5,551
Short-term debt - net	(135,871)	(305,454)
Issuance of long-term debt	150,000	-
Retirement of long-term debt	(74,669)	(288)
Proceeds from issuance of common stock	13,398	1,247
Dividends paid on common stock	(36,991)	(36,061)
Net Cash Provided by (Used in) Financing Activities	(101,281)	(335,005)

Net Increase (Decrease) in Cash and Cash Equivalents	52,955	19,242
Cash and Cash Equivalents at Beginning of Period	5,433	65,166
Cash and Cash Equivalents at End of Period	$ 58,388	$ 84,408

Supplemental information:
Income taxes paid, net of refunds	$ 9,755	$ 15,380
Interest paid, net of amounts capitalized	$ 24,053	$ 28,547

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
(In Thousands)
Revenues	$ 578,774	$ 348,998	$ 930,811	$ 596,799

Operating Expenses:
Gas costs	345,389	157,602	530,157	258,640
Operation and maintenance	68,061	53,640	134,869	95,858
Depreciation and amortization	14,953	15,498	29,746	30,780
Taxes, other than income taxes	63,255	44,457	100,303	75,748
Total Operating Expenses	491,658	271,197	795,075	461,026

Operating Income	87,116	77,801	135,736	135,773

Other Income and (Expense)	464	1,965	1,147	2,577

Interest Expense	5,922	5,674	11,804	13,047

Earnings Before Income Taxes	81,658	74,092	125,079	125,303

Income Taxes	30,252	29,043	47,088	48,007

Net Income	$ 51,406	$ 45,049	$ 77,991	$ 77,296

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2003	2002	2002
(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,173,364	$ 2,150,825	$ 2,124,820
Less - Accumulated depreciation and amortization	839,498	813,909	800,024
Net property, plant and equipment	1,333,866	1,336,916	1,324,796
Other investments	11,721	11,724	10,600
Total Capital Investments - Net	1,345,587	1,348,640	1,335,396

CURRENT ASSETS:
Cash and cash equivalents	35,241	-	-
Deposits with broker or trustee	10,581	21,802	6,935
Receivables -
Customers, net of reserve for uncollectible accounts
of $25,251, $31,569 and $27,591, respectively	361,537	120,825	262,111
Intercompany receivables	60,331	20,071	7,304
Other	8,617	11,889	9,332
Materials and supplies, at average cost	8,446	8,973	9,461
Gas in storage, at last-in, first-out cost	14,032	65,364	10,976
Gas costs recoverable through rate adjustments	35,474	7,058	12,861
Regulatory assets	3,330	17,747	8,167
Other	3,125	1,354	1,934
Total Current Assets	540,714	275,083	329,081

OTHER ASSETS:
Prepaid pension costs	187,288	182,339	171,118
Noncurrent regulatory assets	155,880	138,742	102,465
Deferred charges	20,482	15,706	17,771
Total Other Assets	363,650	336,787	291,354

Total Assets	$ 2,249,951	$ 1,960,510	$ 1,955,831

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2003	2002	2002
(In Thousands, except shares)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	513,861	471,070	500,393
Accumulated other comprehensive income (loss)	(491)	(491)	(3,015)
Total Common Stockholder's Equity	678,677	635,886	662,685

Long-term debt, exclusive of sinking fund payments, maturities due within one year and long-term maturities classified
as short-term debt	275,000	175,000	250,000
Total Capitalization	953,677	810,886	912,685

CURRENT LIABILITIES:
Commercial Paper	-	82,671	-
Current maturities of long-term debt	75,000	75,000	-
Other short-term debt	152,000	202,000	202,000
Accounts payable	235,996	126,445	153,734
Intercompany payables	14,402	18,845	27,601
Regulatory liabilities	31,617	24,763	-
Dividends payable	16,600	11,913	17,372
Customer deposits	36,004	60,389	38,697
Accrued taxes	103,489	37,810	82,406
Gas costs refundable through rate adjustments	7,085	28	63
Temporary LIFO liquidation credit	102,848	-	58,856
Accrued interest	6,003	5,208	5,767
Total Current Liabilities	781,044	645,072	586,496

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	347,701	346,723	329,646
Investment tax credits	24,906	25,280	25,578
Environmental and other	142,623	132,549	101,426
Total Deferred Credits and Other Liabilities	515,230	504,552	456,650

Total Capitalization and Liabilities	$ 2,249,951	$ 1,960,510	$ 1,955,831

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2003	2002
(In Thousands)
Operating Activities:
Net Income	$ 77,991	$ 77,296
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	31,886	33,021
Deferred income taxes and investment tax credits - net	(1,253)	21,341
Change in environmental and other liabilities	11,931	11,298
Other changes in noncurrent operating activities	(26,608)	(23,919)
Changes in current assets and liabilities:
Receivables - net	(277,700)	4,853
Gas in storage	51,332	56,176
Gas costs recoverable/refundable through rate adjustments	(21,359)	(43,967)
Net regulatory assets/liabilities	21,271	(5,109)
Accounts payable	137,315	(64,454)
Accrued interest	795	613
Accrued taxes	65,679	38,141
Temporary LIFO liquidation credit	102,848	58,856
Other	(25,628)	2,929
Net Cash Provided by (Used in) Operating Activities	148,500	167,075

Investing Activities:
Capital spending	(29,088)	(35,216)
Decrease (increase) in deposits with broker or trustee	11,221	(6,935)
Net Cash Provided by (Used in) Investing Activities	(17,867)	(42,151)

Financing Activities:
Proceeds from (payment of) overdraft facility	(16,733)	5,551
Short-term debt - net	(148,146)	(173,427)
Issuance of long-term debt	150,000	-
Retirement of long-term debt	(50,000)	-
Dividends paid on common stock	(30,513)	(17,869)
Net Cash Provided by (Used in) Financing Activities	(95,392)	(185,745)

Net Increase (Decrease) in Cash and Cash Equivalents	35,241	(60,821)
Cash and Cash Equivalents at Beginning of Period	-	60,821
Cash and Cash Equivalents at End of Period	$ 35,241	$ -

Supplemental information:
Income taxes paid, net of refunds	$ 12,339	$ 18,210
Interest paid, net of amounts capitalized	$ 9,450	$ 11,496

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
(In Thousands)
Revenues	$ 102,745	$ 61,740	$ 168,214	$ 103,667

Operating Expenses:
Gas costs	70,786	34,684	113,046	56,693
Operation and maintenance	7,929	7,332	15,916	14,276
Depreciation	1,802	1,638	3,515	3,246
Taxes, other than income taxes	6,689	5,042	11,315	8,595
Total Operating Expenses	87,206	48,696	143,792	82,810

Operating Income	15,539	13,044	24,422	20,857

Other Income and (Expense)	(109)	14	(162)	40

Interest Expense	751	1,252	1,863	2,600

Earnings Before Income Taxes	14,679	11,806	22,397	18,297

Income Taxes	5,438	4,588	8,397	7,067

Net Income	$ 9,241	$ 7,218	$ 14,000	$ 11,230

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2003	2002	2002
(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 345,226	$ 342,498	$ 338,046
Less - Accumulated depreciation	134,325	131,523	130,173
Net property, plant and equipment	210,901	210,975	207,873
Other investments	22	22	22
Total Capital Investments - Net	210,923	210,997	207,895

CURRENT ASSETS:
Cash and cash equivalents	1,226	-	12,702
Deposits with broker or trustee	4,342	5,062	1,653
Receivables -
Customers, net of reserve for uncollectible
accounts of $1,034, $493, and $670, respectively	52,322	13,550	31,582
Intercompany receivables	10,860	5,608	620
Other	1,023	599	515
Materials and supplies, at average cost	1,235	974	1,776
Gas in storage, at last-in, first-out cost	1,477	9,529	2,660
Gas costs recoverable through rate adjustments	11	3,160	1,538
Regulatory assets	838	527	447
Other	442	235	433
Total Current Assets	73,776	39,244	53,926

OTHER ASSETS:
Prepaid pension costs	-	-	2,440
Noncurrent regulatory assets	30,222	28,494	21,599
Deferred charges	1,391	3,353	3,423
Total Other Assets	31,613	31,847	27,462

Total Assets	$ 316,312	$ 282,088	$ 289,283

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2003	2002	2002
(In Thousands, except shares)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	86,826	77,726	82,018
Total Common Stockholder's Equity	111,583	102,483	106,775

Long-term debt, exclusive of sinking fund payments and
maturities due within one year	29,345	54,014	69,020
Total Capitalization	140,928	156,497	175,795

CURRENT LIABILITIES:
Current maturities of long-term debt	15,000	15,000	-
Accounts payable	28,687	16,864	16,708
Intercompany payables	8,246	5,754	2,449
Regulatory liabilities	5,411	5,213	-
Dividends payable	2,500	-	2,538
Customer deposits	4,219	10,221	6,113
Accrued taxes	11,929	2,201	8,194
Gas costs refundable through rate adjustments	3,130	-	950
Temporary LIFO liquidation credit	25,453	-	11,646
Accrued interest	887	1,704	1,706
Total Current Liabilities	105,462	56,957	50,304

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	28,781	26,768	26,865
Investment tax credits	3,035	3,061	3,120
Environmental and other	38,106	38,805	33,199
Total Deferred Credits and Other Liabilities	69,922	68,634	63,184

Total Capitalization and Liabilities	$ 316,312	$ 282,088	$ 289,283

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2003	2002
(In Thousands)
Operating Activities:
Net Income	$ 14,000	$ 11,230
Adjustments to reconcile net income to cash provided by operations:
Depreciation	3,754	3,469
Deferred income taxes and investment tax credits - net	1,028	1,315
Change in environmental and other liabilities	260	(1,108)
Other changes in noncurrent operating activities	234	2,982
Changes in current assets and liabilities:
Receivables - net	(44,448)	(10,626)
Gas in storage	8,052	6,114
Gas costs recoverable/refundable through rate adjustments	6,279	(9,918)
Net regulatory assets/liabilities	(113)	376
Accounts payable	10,590	(5,686)
Accrued interest	(817)	(6)
Accrued taxes	9,728	7,281
Temporary LIFO liquidation credit	25,453	11,646
Other	(6,472)	1,291
Net Cash Provided by (Used in) Operating Activities	27,528	18,360

Investing Activities:
Capital spending	(3,679)	(4,582)
Decrease (increase) in deposits with broker or trustee	721	(1,653)
Net Cash Provided by (Used in) Investing Activities	(2,958)	(6,235)

Financing Activities:
Proceeds from (payment of) overdraft facility	(415)	-
Short-term debt - net	4,140	-
Retirement of long-term debt	(24,669)	(288)
Dividends paid on common stock	(2,400)	(2,610)
Net Cash Provided by (Used in) Financing Activities	(23,344)	(2,898)

Net Increase (Decrease) in Cash and Cash Equivalents	1,226	9,227
Cash and Cash Equivalents at Beginning of Period	-	3,475
Cash and Cash Equivalents at End of Period	$ 1,226	$ 12,702

Supplemental information:
Income taxes paid, net of refunds	$ 1,323	$ 2,532
Interest paid, net of amounts capitalized	$ 2,499	$ 2,305

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Gas in Storage

Peoples Gas' and North Shore Gas' inventories are carried at cost on a last-in, first-out (LIFO) method on a fiscal year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a Temporary LIFO Liquidation Credit. Any interim reductions in the LIFO layers are due to seasonality and are expected to be replenished by the fiscal year end.

Recovery of Gas Costs

Under the tariffs of Peoples Gas and North Shore Gas, all prudently incurred gas costs are recoverable from customers. The difference for any month between costs recoverable through the Gas Charge and the actual amount billed to customers under the Gas Charge is recovered from or refunded to customers through future adjustments to the Gas Charge. Such difference for any month is recorded either as a current asset or as a current liability (with a contra entry to Gas Costs). Gas Costs consist of two types - Commodity and Non-Commodity costs. The two types are tracked independently and may cause both an accounts receivable from and an accounts payable to customers.

For each utility subsidiary, the Illinois Commerce Commission (Commission) conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are typically initiated shortly after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission. The Commission's Staff (Staff) has not yet submitted evidence or made a specific recommendation. Under the schedule set by the Administrative Law Judge, the Staff's initial testimony is due in July 2003. However, in the proceeding regarding Peoples Gas, the Staff has specifically raised concerns about the prudence of gas costs associated with gas that Peoples Gas resold as part of its normal operational practices. As part of the discovery process, the Staff filed a motion to compel the production of certain information about these transactions and their possible relationship to Peoples Gas' affiliates, but it subsequently withdrew this motion. An order from the Commission is not expected before the second quarter of fiscal 2004. Peoples Gas believes that its gas costs were prudently incurred but cannot predict the outcome of the proceedings.

The fiscal year 2002 Gas Charge reconciliation case for each utility subsidiary was initiated on November 7, 2002. On December 18, 2002, the Administrative Law Judge (Judge) granted each utility subsidiary's motion to extend time to file its direct testimony to May 1, 2003 and on April 4, 2003 the Judge granted a second motion extending that date to August 1, 2003. The Judge set a status hearing for both cases for May 15, 2003.

Stock Compensation Plans

The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was amended to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the disclosure requirements of SFAS No. 123 were amended to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As allowed under SFAS No. 123, the Company has chosen to continue accounting for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under both the Long-Term Incentive Compensation Plan (LTIC) and Director Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). There were 426,900 and 520,300 options granted in the six-month periods of fiscal 2003 and 2002, respectively. There were 7,459 and 6,479 shares sold through the ESPP in the six-month periods of fiscal 2003 and 2002, respectively. The compensation cost that has been charged against net income for restricted stock awards was $0.8 million and $1.0 million for the six months ended March 31, 2003 and 2002, respectively. Had compensation cost for stock options (under both LTIC and DSOP) and shares issued under the ESPP been determined consistent with SFAS No. 123, as amended, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands, except per-share amounts)	2003	2002	2003	2002
Net income as reported	$63,481	$54,994	$94,482	$86,015
Pro forma stock option and ESPP compensation expense under SFAS 123	210	373	445	773
Pro forma net income	$63,271	$54,621	$94,037	$85,242
Earnings per average common share:
Basic	$ 1.78	$ 1.55	$ 2.65	$ 2.43
Diluted	1.77	1.55	2.64	2.42
Pro forma basic	1.77	1.54	2.64	2.41
Pro forma diluted	$ 1.77	$ 1.54	$ 2.63	$ 2.40

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and six months ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Expected volatility	25.83%	24.75%	25.79%	24.74%
Dividend yield	5.9%	5.3%	5.9%	5.3%
Risk-free interest rate	2.11%	3.13%	2.15%	3.16%
Expected lives (years)	3	3	3	3
Weighted average fair value	$3.35	$4.84	$3.39	$4.85

Derivative Instruments and Hedging Activities

The Company has hedged various anticipated cash flow transactions through December 2006. The majority of these hedges are related to the Company's forecasted sales of oil and gas produced by its oil and gas subsidiary. During the six months ended March 31, 2003, the Company recorded in earnings a $14.2 million loss ($8.6 million, net of tax) related to hedge activity. The majority of this activity was previously recorded in Accumulated Other Comprehensive Income (AOCI) with the exception of gains and losses attributable to hedges entered into and settled during the first six months of fiscal 2003, which accounted for an insignificant amount. The Company anticipates reclassifying, in the next 12 months, $21.3 million of deferred losses from AOCI into earnings, as calculated using commodity prices at March 31, 2003. As of March 31, 2003, the Company has $41.7 million of derivative liabilities, $7.6 million of derivative assets and has cumulative deferred losses in AOCI of $20.6 million, net of taxes, related to oil and gas cashflow hedges.

The Company also records adjustments to AOCI to reflect its share of AOCI amounts recorded by partnerships related to their hedging activity. The Company records an offsetting amount to its investment in the partnership. As of March 31, 2003, the amount in AOCI related to these investments was $4.2 million, net of taxes.

Peoples Gas and North Shore Gas, as part of the gas price protection program, use derivative transactions to mitigate volatility in their respective Gas Charges. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to regulated gas customers, the accounting for these derivative instruments is subject to SFAS No. 71. Any realized gains or losses associated with this activity will be included in gas costs passed through to utility customers. As of March 31, 2003, Peoples Gas and North Shore Gas have net regulatory liabilities related to these transactions of $31.6 million and $5.4 million, respectively.

The Company periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. At March 31, 2003, the Company held treasury lock agreements of $80.0 million that hedge the 10-year treasury component of a portion of the total anticipated 2003 debt financings, $75.0 million by Peoples Gas and $40.0 million by North Shore Gas, both of which were completed in April 2003. As of March 31, 2003, the Company has a derivative liability of $2.1 million and a deferred loss of $1.2 million, net of taxes, recorded in AOCI. On April 2, 2003 an additional treasury lock was executed in the amount of $35.0 million, representing the balance of the utility subsidiaries' anticipated debt issuances. On April 24, 2003, in connection with the issuance of the utility subsidiaries' new debt, the Company unwound all of its treasury lock positions resulting in a $0.7 million loss charged by Peoples Gas and a $0.4 million loss charged by North Shore Gas to Other Comprehensive Income. This amount will be amortized over the 10-year term of the debt.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." The Company does not expect FIN 46 to significantly affect the Company's financial condition or results of operations. The Company's only off-balance sheet financing is through its equity method investments where the Company is not the principal beneficiary.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." It is an amendment of SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and APB No. 28, Interim Financial Reporting. In addition, this statement allows companies to continue to report using the intrinsic method. It amends the disclosure requirements of SFAS No. 123 for reporting under the intrinsic method to require prominent disclosures in both annual and interim financial statements about the pro forma stock option expense. The Company has continued to report based on the intrinsic method and has disclosed pro forma stock option expense. (See Stock Compensation Plans.)

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and in certain circumstances requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is not required to recognize a liability for any of its existing guarantees.

2. BUSINESS SEGMENTS

Financial data by business segment is presented below.

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total Segment Capital Assets include Net Property, Plant and Equipment and certain intangible assets classified in Other Assets.

				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 03-31-03	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 677,420	$ -	$ 113,872	$ 106,889	$ 27,940	$ 28	$ (22,316)	$ 903,833
Depreciation, Depletion and Amortization	16,755	32	107	988	10,103	4	24	28,013
Equity Investment Income (Loss)	-	(147)	-	-	(41)	175	-	(13)
Operating Income (Loss)	100,191	(1,283)	8,063	2,206	8,799	(43)	(3,404)	114,529
Segment Capital Assets - Net	1,542,905	1,000	5,875	8,090	246,939	1,256	2,064	1,808,129
Investments in Equity Investees	-	111,449	-	-	22,789	4,004	-	138,242
Capital Spending	$ 15,712	$ 511	$ -	$ 546	$ 11,223	$ 888	$ (409)	$ 28,471

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 03-31-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 414,411	$ -	$ 34,031	$ 57,635	$ 19,495	$ 9	$ (2,746)	$ 522,835
Depreciation, Depletion and Amortization	17,135	30	171	411	7,012	7	27	24,793
Equity Investment Income (Loss)	-	(1,611)	1,798	-	(881)	116	-	(578)
Operating Income (Loss)	95,145	(2,705)	4,260	(133)	8,036	(213)	(5,372)	99,018
Segment Capital Assets - Net	1,532,669	5,296	7,345	9,572	203,981	1,548	1,012	1,761,423
Investments in Equity Investees	-	62,976	-	-	27,660	4,634	-	95,270
Capital Spending	$ 21,649	$ 115	$ 3,860	$ 220	$ 11,583	$ 584	$ 76	$ 38,087

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Six Months Ended 03-31-03	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 1,092,792	$ -	$ 174,642	$ 161,562	$ 50,134	$ 71	$ (26,257)	$ 1,452,944
Depreciation, Depletion and Amortization	33,262	63	213	1,405	20,479	8	47	55,477
Equity Investment Income (Loss)	-	(210)	-	-	(667)	611	-	(266)
Operating Income (Loss)	158,482	(2,444)	10,627	4,308	13,671	94	(9,891)	174,847
Segment Capital Assets - Net	1,542,905	1,000	5,875	8,090	246,939	1,256	2,064	1,808,129
Investments in Equity Investees	-	111,449	-	-	22,789	4,004	-	138,242
Capital Spending	$ 32,767	$ 1,669	$ 15	$ 543	$ 50,945	$ 889	$ -	$ 86,828

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Six Months Ended 03-31-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 705,144	$ -	$ 57,246	$ 107,884	$ 35,319	$ 18	$ (5,228)	$ 900,383
Depreciation, Depletion and Amortization	34,026	58	407	820	13,918	18	50	49,297
Equity Investment Income (Loss)	-	(3,227)	1,296	-	(2,404)	248	-	(4,087)
Operating Income (Loss)	163,593	(5,536)	6,578	1,268	9,793	(409)	(15,430)	159,857
Segment Capital Assets - Net	1,532,669	5,296	7,345	9,572	203,981	1,548	1,012	1,761,423
Investments in Equity Investees	-	62,976	-	-	27,660	4,634	-	95,270
Capital Spending	$ 39,817	$ 8,476	$ 4,156	$ 214	$ 20,270	$ 584	$ 74	$ 73,591

3. EQUITY INVESTMENTS

The Company has a number of investments that are accounted for as unconsolidated equity method investments. During the second quarter of fiscal 2002, the Company acquired Enron's 50 percent interest in enovate, its partnership with Enron. Results from this business were recorded in the Midstream Services segment as a consolidated subsidiary from March 2002 until enovate was liquidated in September 2002. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments were material at March 31, 2003. The Company records its share of income gains and losses based on financial information it receives from the partnerships.

The following table describes total activity of equity method investees and the Company's pro rata share of financial results from unconsolidated equity method investments.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2003	2002	2003	2002
Gross Results from Equity Investments
Revenues	$ 25,979	$ 58,562	$ 54,126	$ 106,050
Operating Income	10,815	3,921	20,503	8,420
Interest Expense	8,526	10,429	17,892	19,807
Net Income (Loss)	2,371	(2,317)	3,096	(11,344)
Total Assets	838,110	741,030	838,110	741,030
Total Liabilities	452,588	520,609	452,588	520,609

Peoples Energy's Share
Total Equity Investments
Revenues	10,325	26,671	21,082	49,691
Operating Income	4,205	4,292	8,355	5,223
Interest Expense	4,253	4,777	8,856	9,324
Equity Investment Income (Loss)	(13)	(578)	(266)	(4,087)
Undistributed Partnership Income Included
in Retained Earnings	4,472	11,646	4,472	11,646
Total Assets	361,464	340,448	361,464	340,448
Total Liabilities	$ 223,399	$ 247,253	$ 223,399	$ 247,253

4. ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the manufactured gas sites are discussed in more detail below. The subsidiaries are addressing an additional 32 manufactured gas sites under a program supervised by the Illinois Environmental Protection Agency (IEPA). Investigations have been completed at all or portions of 27 sites. Remediations have been completed at all or portions of four sites.

In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a manufactured gas site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS was comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC) and Outboard Marine Corporation (OMC) were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has shared equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

In 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

In 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic-contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

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

In June 2002, the City of Waukegan purchased the Waukegan Site from the OMC bankruptcy trustee. In October 2002, the City of Waukegan rezoned the property from industrial to residential.

In October 2002, the City of Waukegan enacted an ordinance that purports to require the remediation of soil, at sites within a defined geographic area that includes the Waukegan Site, to levels more stringent than those set forth in the ROD.

At this time, management is unable to determine whether, or to what extent, the change in ownership, change in zoning or enactment of the ordinance will affect remedial costs at the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring liabilities incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 2003, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $131.0 million; for North Shore Gas the total was $28.4 million; and for the Company on a consolidated basis the total deferred was $159.4 million. Each of these amounts includes the low end of a range of costs that management estimates the utilities will spend in investigating and remediating the manufactured gas sites. Management estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $44.0 million; for North Shore Gas, $7.6 million; and for the Company on a consolidated basis, $51.6 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. The utilities have reached settlement agreements with several of the insurance carriers. The utilities are applying portions of the proceeds from these settlements to pay costs otherwise recoverable through rates. The costs deferred at March 31, 2003 have been reduced by the portions of the settlement proceeds that have yet to be applied to pay such costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at March 31, 2003 have not been reduced to reflect recoveries from other insurance carriers.

Management believes that the liabilities incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers, other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission.

Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado (Denver site). Shattuck is a wholly-owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31.0 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

In 1998, the United States Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has, and therefore North Shore Gas has, for activities at the site.

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

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. In August 2002, the agreement was approved by the District Court for the District of Colorado. Under the terms of the agreement, Shattuck will pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

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

5. ACCOUNTS RECEIVABLE

Accounts receivable balances for the Company includes accrued unbilled revenues of $126.1 million, $32.1 million and $63.7 million at March 31, 2003, September 30, 2002 and March 31, 2002, respectively, related primarily to Gas Distribution operations.

The following table presents the status of customer accounts receivable balances of the Company's utility subsidiaries.

	Peoples Gas			North Shore Gas
	Accounts Receivable Balance At			Accounts Receivable Balance At
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2003	2002	2002	2003	2002	2002
	(Dollars In Millions)

Gross customer accounts receivable	$ 386.8	$ 152.4	$ 289.7	$ 53.3	$ 14.0	$ 32.3
Reserve for uncollectible accounts	25.3	31.6	27.6	1.0	0.5	0.7
Net customer accounts receivable	$ 361.5	$ 120.8	$ 262.1	$ 52.3	$ 13.5	$ 31.6

Reserve for uncollectible accounts
as a percent of gross customer
accounts receivable	6.5%	20.7%	9.5%	1.9%	3.6%	2.2%

The provision rate for uncollectible accounts at Peoples Gas was increased beginning in the first quarter of fiscal 2003 from 2.0 percent of revenues to approximately 2.5 percent in order to reserve for the potential adverse impact on future collections of higher customer bills resulting from colder weather and higher natural gas costs. An additional $3.0 million increase in the provision was made in the first quarter of fiscal 2003 to address older outstanding receivables related to the winter of fiscal 2001 and a large first quarter bankruptcy of one of the utility's customers. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. However, the reserve for uncollectible accounts remains an estimate and could require adjustments if circumstances change.

The following table details Peoples Gas' aging of customer accounts receivable balances:

	Total
	Accounts		Past Due
	Receivable	Current	30-89 Days	90-149 Days	Over 150 Days
	(Dollars in Millions)

March 31, 2003	$386.8	$240.7	$95.1	$23.4	$27.6
Percentage	100	62	25	6	7

September 30, 2002	$152.4	$53.2	$21.7	$19.0	$58.5
Percentage	100	35	14	13	38

March 31, 2002	$289.7	$141.5	$58.7	$22.0	$67.5
Percentage	100	49	20	8	23

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (Loss) recorded in the reported periods includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges. Total Comprehensive Income (Loss) consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
(In Thousands)
Comprehensive Income
Net Income	$ 63,481	$ 54,994	$ 94,482	$ 86,015
Other Comprehensive Income (Loss), net of tax	(7,785)	(9,207)	(14,709)	(12,634)

Total Comprehensive Income	$ 55,696	$ 45,787	$ 79,773	$ 73,381

Total Comprehensive Income for Peoples Gas and North Shore Gas is equal to Net Income as shown on the their respective Income Statements.

7. COMMON STOCK

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time-to-time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of March 31, 2003, 225,800 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $8.0 million. Subsequent to March 31, 2003, and through May 9, 2003, the Company has issued an additional 474,900 shares through the program. Proceeds, net of issuance costs, related to these subsequent issues totaled $18.0 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

The Company reported a 15 percent increase in net income for the second quarter of fiscal 2003 compared with the year-ago period. For the three months ended March 31, 2003, net income was $63.5 million, or $1.77 per diluted share, compared with $55.0 million or $1.55 per diluted share in the same period last year. Fiscal year-to-date net income was $94.5 million or $2.64 per diluted share, compared to $86.0 million or $2.42 per diluted share a year-ago. Operating income for the current quarter and fiscal year-to-date totaled $114.5 million and $174.8 million, respectively, versus $99.0 million and $159.9 million in the same periods last year. The improvements for both the quarter and fiscal year-to-date periods were due primarily to significantly higher operating results from the Company's diversified energy businesses. A return to more normal weather also boosted Gas Distribution results, partially offset by higher bad debt expense and higher pension expense.

A summary of variations affecting the Company's net income between periods is presented below, followed by explanations of significant differences by segment.

	Three Months Ended
	March 31,		Increase /
	2003	2002	(Decrease)
(In Thousands)
Operating Income (Loss):
Gas Distribution	$ 100,191	$ 95,145	$ 5,046
Power Generation	(1,283)	(2,705)	1,422
Midstream Services	8,063	4,260	3,803
Retail Energy Services	2,206	(133)	2,339
Oil and Gas Production	8,799	8,036	763
Other	(43)	(213)	170
Corporate and Adjustments	(3,404)	(5,372)	1,968
Total Operating Income (Loss)	114,529	99,018	15,511
Other Income and (Expense)	434	3,280	(2,846)
Interest Expense	12,571	13,971	1,400
Income Taxes	38,911	33,333	(5,578)
Net Income	$ 63,481	$ 54,994	$ 8,487

	Six Months Ended
	March 31,		Increase /
	2003	2002	(Decrease)
(In Thousands)
Operating Income (Loss):
Gas Distribution	$ 158,482	$ 163,593	$ (5,111)
Power Generation	(2,444)	(5,536)	3,092
Midstream Services	10,627	6,578	4,049
Retail Energy Services	4,308	1,268	3,040
Oil and Gas Production	13,671	9,793	3,878
Other	94	(409)	503
Corporate and Adjustments	(9,891)	(15,430)	5,539
Total Operating Income (Loss)	174,847	159,857	14,990
Other Income and (Expense)	1,091	5,386	(4,295)
Interest Expense	25,373	29,946	4,573
Income Taxes	56,083	49,282	(6,801)
Net Income	$ 94,482	$ 86,015	$ 8,467

A summary of variations affecting Peoples Gas' net income between periods is presented below.

	Three Months Ended
	March 31,		Increase /
	2003	2002	(Decrease)
(In Thousands)
Operating Income (Loss):
Gas Distribution	$ 85,193	$ 76,628	$ 8,565
Midstream Services	3,986	2,343	1,643
Corporate and Adjustments	(2,063)	(1,170)	(893)
Total Operating Income (Loss)	87,116	77,801	9,315
Other Income and (Expense)	464	1,965	(1,501)
Interest Expense	5,922	5,674	(248)
Income Taxes	30,252	29,043	(1,209)
Net Income	$ 51,406	$ 45,049	$ 6,357

	Six Months Ended
	March 31,		Increase /
	2003	2002	(Decrease)
(In Thousands)
Operating Income (Loss):
Gas Distribution	$ 134,786	$ 133,227	$ 1,559
Midstream Services	5,969	5,528	441
Corporate and Adjustments	(5,019)	(2,982)	(2,037)
Total Operating Income (Loss)	135,736	135,773	(37)
Other Income and (Expense)	1,147	2,577	(1,430)
Interest Expense	11,804	13,047	1,243
Income Taxes	47,088	48,007	919
Net Income	$ 77,991	$ 77,296	$ 695

A summary of variations affecting North Shore Gas' net income between periods is presented below.

	Three Months Ended
	March 31,		Increase /
	2003	2002	(Decrease)
(In Thousands)
Operating Income (Loss):
Gas Distribution	$ 15,807	$ 13,267	$ 2,540
Corporate and Adjustments	(268)	(223)	(45)
Total Operating Income (Loss)	15,539	13,044	2,495
Other Income and (Expense)	(109)	14	(123)
Interest Expense	751	1,252	501
Income Taxes	5,438	4,588	(850)
Net Income	$ 9,241	$ 7,218	$ 2,023

	Six Months Ended
	March 31,		Increase /
	2003	2002	(Decrease)
(In Thousands)
Operating Income (Loss):
Gas Distribution	$ 25,074	$ 21,424	$ 3,650
Corporate and Adjustments	(652)	(567)	(85)
Total Operating Income (Loss)	24,422	20,857	3,565
Other Income and (Expense)	(162)	40	(202)
Interest Expense	1,863	2,600	737
Income Taxes	8,397	7,067	(1,330)
Net Income	$ 14,000	$ 11,230	$ 2,770

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Peoples Gas and North Shore Gas purchase, store, distribute, sell and transport natural gas to approximately one million customers (827,000 for Peoples Gas and 153,000 for North Shore Gas). Peoples Gas' 4,000 mile distribution system serves the City of Chicago and North Shore Gas' 2,000 mile distribution system serves 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial retail sales and transportation accounts, and provides a broad foundation that is not concentrated with any particular group of customers. Peoples Gas also owns a storage facility in central Illinois and a pipeline that connects the storage facility and six major interstate pipelines to Chicago.

Revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a normal gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts and working capital needs.

The following table sets forth net margin and degree day statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended		Six Months Ended
Margin Data	March 31,		March 31,		2003 vs. 2002
(In Thousands)	2003	2002	2003	2002	Three Months	Six Months
Gas Distribution Revenues:
Sales
Residential
Heating	$ 510,092	$ 300,249	$ 817,079	$ 504,269	$ 209,843	$ 312,810
Non-heating	16,363	11,437	29,125	23,960	4,926	5,165
Commercial	81,513	44,660	128,896	72,805	36,853	56,091
Industrial	15,791	7,963	24,573	12,700	7,828	11,873
Total Sales	623,759	364,309	999,673	613,734	259,450	385,939

Transportation
Residential	14,910	12,154	26,067	21,173	2,756	4,894
Commercial	20,666	17,666	35,314	30,249	3,000	5,065
Industrial	7,491	6,875	13,397	12,326	616	1,071
Contract Pooling	7,516	1,353	10,902	3,728	6,163	7,174
Total Transportation	50,583	38,048	85,680	67,476	12,535	18,204

Other Gas Distribution Revenues	3,078	12,054	7,439	23,934	(8,976)	(16,495)

Total Gas Distribution Revenues	677,420	414,411	1,092,792	705,144	263,009	387,648
Less: Gas Costs	416,175	192,286	643,204	315,333	223,889	327,871
Gross Margin	261,245	222,125	449,588	389,811	39,120	59,777
Less: Revenue Taxes	62,614	44,019	99,903	74,528	18,595	25,375
Environmental Costs Recovered	10,651	2,323	16,857	3,609	8,328	13,248
Net Margin *	$ 187,980	$ 175,783	$ 332,828	$ 311,674	$ 12,197	$ 21,154

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	61,229	51,497	100,458	83,336	9,732	17,122
Non-heating	1,218	1,077	2,145	2,136	141	9
Commercial	10,047	8,011	16,455	12,801	2,036	3,654
Industrial	2,071	1,634	3,375	2,600	437	775
Total Gas Sales	74,565	62,219	122,433	100,873	12,346	21,560

Transportation
Residential	10,649	9,512	17,983	15,602	1,137	2,381
Commercial	19,267	17,368	32,234	28,479	1,899	3,755
Industrial	8,729	8,452	15,574	15,133	277	441
Total Transportation	38,645	35,332	65,791	59,214	3,313	6,577

Total Gas Distribution Deliveries	113,210	97,551	188,224	160,087	15,659	28,137

Gross Margin per Dth Delivered	$ 2.31	$ 2.28	$ 2.39	$ 2.43	$ 0.03	$ (0.04)

Net Margin per Dth Delivered	$ 1.66	$ 1.80	$ 1.77	$ 1.95	$ (0.14)	$ (0.18)

Degree Days as a Percent of Normal **	103	88	103	85

* As used above, Net Margin is a non-GAAP financial measure. Gross margin is the GAAP measure most closely related to Net Margin. Management believes Net Margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover Gas Costs, Revenue Taxes and Environmental Costs from their customers on a dollar-for-dollar basis.

** Normal degree days for three and six months ended March 31, 2003 and 2002 (3,254 and 5,533) are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

The discussion of the Gas Distribution segment variations is primarily the result of Peoples Gas and North Shore Gas activity. Segment results also include the impact of the Company's weather insurance policy, which is recorded by Peoples Energy. Prior period revenue includes $6.1 million and $10.3 million in weather insurance accruals for the three- and six-month periods, respectively. There were no weather insurance accruals reflected in the current period.

Revenues for Peoples Gas for the three- and six-month periods increased $228.1 million and $333.4 million, respectively, over the previous periods. The increases were due primarily to a 16 percent and 17 percent increase in deliveries resulting from weather that was 17 percent and 21 percent (501 and 995 heating degree days) colder than the previous periods, respectively. Operating income increased $8.6 million and $1.6 million, respectively, compared with the previous periods resulting from the positive impacts of the colder weather ($12.3 million and $26.7 million) and higher normalized gas sales. Partially offsetting the effects of weather were increases in the provision for uncollectible accounts ($6.0 million and $12.6 million) and pension expense ($2.1 million and $15.3 million). The increase in pension expense was expected due to the ongoing effects of both lower pension plan returns and the effect of falling interest rates on the discount rate. The fiscal year-to-date period was also affected by the inclusion in the prior period of a $6.4 million credit associated with a special retirement program.

The decrease in net margin per dekatherm delivered for the current periods versus the same periods last year reflect the impact of lower margin volumes related to colder weather. The Company's rate structure establishes a lower unit cost as volumes delivered to a customer increase. A decrease in other gas distribution revenues also lowered net margins primarily reflecting weather insurance accrued last year.

The provision rate for uncollectible accounts at Peoples Gas was increased beginning in the first quarter of fiscal 2003 from 2.0 percent of revenues to approximately 2.5 percent in order to reserve for the potential adverse impact on future collections of higher customer bills resulting from colder weather and higher natural gas costs. An additional $3.0 million increase in the provision was made in the first quarter of fiscal 2003 to address older outstanding receivables related to the winter of fiscal 2001 and a large first quarter bankruptcy of one of the utility's customers. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. However, the reserve for uncollectible accounts remains an estimate and could require adjustments if circumstances change.

Revenues for North Shore Gas for the three- and six-month periods increased $41.0 million and $64.5 million, respectively, over the prior periods. The increases were due primarily to an 18 percent and 21 percent increase in deliveries resulting from colder weather. Operating income for the three- and six-month periods increased $2.5 million and $3.7 million, respectively, resulting from the positive impacts of the colder weather ($1.9 million and $3.7 million) and higher normalized gas sales. Partially offsetting the effects of weather was an increase in pension expense ($0.5 million and $1.3 million). Also affecting the six-month period was an increase in the normal provision for uncollectible accounts ($0.5 million) caused by higher customer bills resulting from colder weather and higher natural gas costs.

Power Generation Segment

The Power Generation segment, through Peoples Energy Resources, is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. The Company and Dominion Energy, Inc. (Dominion) are equal investors in Elwood Energy L.L.C. (Elwood), which owns and operates a 1,400-megawatt peaking facility near the City of Chicago. Power generated by Elwood is sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America, LLC (Engage) and Aquila, Inc. (Aquila). The Company has a 30 percent interest in Southeast Chicago Energy Project, LLC (SCEP), a partnership with Exelon, that owns and operates a 350-megawatt facility.

Revenue recognition for the Elwood facility is based on contract provisions, which assign higher value to summer capacity. The majority of Elwood's annual capacity revenues are recognized in the June to September period, resulting in operating losses in the first and second quarters. Revenue is recognized by SCEP evenly across the fiscal year based on contract provisions.

The operating loss for the three- and six-month periods amounted to $1.3 million and $2.4 million, respectively, compared to a $2.7 million and $5.5 million loss, respectively, in the previous periods. The improvement for both periods ($1.5 million and $3.1 million) was primarily due to equity investment income generated from the 350-megawatt SCEP project, which began commercial operations in July 2002. Because the majority of Elwood's capacity revenues are recognized in the June to September period, Elwood recorded a loss in the current periods offsetting the income generated from SCEP.

Moody's Investors Service and Standard & Poor's Ratings Services have downgraded Aquila's senior unsecured debt rating to below investment grade. As a result of Aquila's credit rating downgrades and consistent with the requirements of its power sales contracts, Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to twelve months of capacity payments. Aquila continues to make its monthly capacity payments to Elwood on time. However, as previously reported, Aquila has informed Elwood that it would like to discuss restructuring or terminating its contracts. In the event Aquila does not fulfill its payment obligations or terminates its power sales contracts and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment

The Midstream Services segment is engaged in wholesale activities that provide services to marketers, utilities, pipelines and gas-fired power generation facilities in the upper Midwest. Peoples Gas owns and operates a natural gas hub. Peoples Energy Resources owns a natural gas liquids peaking facility.

Revenues for the three- and six-month periods increased $79.8 million and $117.4 million, respectively, as compared with the previous periods. In previous periods, income from enovate, a former partnership with Enron, was reported as equity investment income, and therefore, related revenues were not recognized. The Company is expanding its wholesale marketing and asset management activities which are now performed in a 100 percent owned subsidiary and therefore, recorded revenues and expenses have increased versus last year.

Operating income increased $3.8 million and $4.0 million in the three and six months ended, respectively, compared with the prior periods primarily due to higher revenues from wholesale marketing activities ($3.5 million and $3.8 million). Second quarter operating results also benefited from higher contributions from the hub.

Retail Energy Services Segment

The Retail Energy Services segment provides energy, including energy alternatives, to industrial, commercial and residential customers regionally within Illinois. Residential customer choice for Illinois became available during the period of March through May 2002, for both gas and electricity.

Revenues for the three- and six-month periods increased $49.3 million and $53.7 million, respectively, compared with the previous periods due to increases in natural gas commodity prices and deliveries. Operating income for the three- and six-month periods increased $2.3 million and $3.0 million, respectively, due mainly to higher gas margins ($4.1 million and $4.3 million).

The following table summarizes operating statistics for Peoples Energy Services, the main contributor to the Retail Energy Services segment:
	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands, except customers)	2003	2002	2003	2002
Gas sales sendout (Dth)	16,719	13,230	27,861	24,534
Number of gas customers*	16,756	12,026	16,756	12,026
Electric sales sendout (Mwh)	231	226	440	378
Number of electric customers*	1,144	1,027	1,144	1,027

*Actual number of customers at end of each reporting period.

Oil and Gas Production Segment

The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. Business is pursued through direct ownership interests in oil, gas and mineral leases. Peoples Energy Production also has an equity investment in EnerVest ($22.8 million as of March 31, 2003), which develops and manages a portfolio of oil and gas producing properties. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by Peoples Energy Production qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits were computed based on units of production and recorded to income as earned. These credits expired on December 31, 2002.

In November 2002, the Company acquired an interest in five properties in south Texas and the upper Texas gulf area from a subsidiary of Magnum Hunter Resources, Inc. (Magnum Hunter). The reserves acquired, 99 percent of which are natural gas, were purchased for approximately $33.0 million and added approximately 11 MMcfe per day production at the time of the acquisition.

Revenues for the three- and six-month periods increased $8.4 million and $14.8 million, respectively, compared with the previous periods. Operating income for the three- and six-month periods increased $0.8 million and $3.9 million, respectively, compared with the previous periods. Last year's second quarter results included the one time benefit of a settlement on hedges of $5.1 million. Excluding that impact, second quarter and year-to-date results tripled due mainly to improved commodity prices and increased production. Realized gas prices increased from $2.96 and $3.03 per Mcf in the previous periods to $4.42 and $4.02 per Mcf in the current periods, respectively. Second quarter and fiscal year-to-date 2003 gas production increased to 63.4 MMcf per day and 61.5 MMcf per day compared with 47.9 MMcf per day and 47.4 MMcf per day for the previous periods. Oil production was essentially flat at 1.3 MBbls per day for the second quarter and 1.2 MBbls per day for the fiscal year to date. The properties acquired from Magnum Hunter during the first quarter contributed 11.2 MMcfe per day and 9.3 MMcfe per day for the three- and six-month periods, respectively. The balance of the production increase is attributable to the continued success of the Company's drilling program. Results from the segment's equity investment in EnerVest, which is in the process of being liquidated, improved for the three- and six-month periods.

As of March 31, 2003, the Company had hedges in place for 9,230 MMbtus of its remaining expected fiscal 2003 production. Of the hedges in place, approximately 55 percent are swaps at an average price of $3.49 per MMbtu. The remainder are no cost collars with a weighted average floor price of $3.66 per MMbtu and a weighted average ceiling price of $4.68 per MMbtu. The majority of these hedges are valued against the New York Merchantile Exchange's Henry Hub Natural Gas Contract. In addition, as of March 31, 2003, the Company had hedges in place for 130,950 Bbls of its remaining expected fiscal 2003 oil production at an average price of $21.25 per Bbl. The oil hedges are valued using the average daily price for the month for the New York Merchantile Exchange's West Texas Intermediate Cushing, Oklahoma Oil Contract.

The Company anticipates earnings over this fiscal year to be impacted, either positively or negatively, as its equity investment is exited through the periodic sale of EnerVest's properties. The gains or losses on the sale of these properties will be recognized in the quarter in which they occur. The Company continues to work with EnerVest and the other partners to maximize the value of the partnership.

The following table summarizes operating statistics for the Oil and Gas Production segment:
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Total production - gas equivalent (MMcfe) (1)	6,381	4,934	12,563	9,896
Daily average production - gas equivalent (MMcfed) (1)	70.9	54.8	69.0	54.4
Gas production as a percentage of total	89%	87%	89%	87%
Net realized gas prices received - ($/Mcf)	4.42	2.96	4.02	3.03
Net realized oil price received - ($/Bbl)	24.33	15.08	22.43	18.82
Depreciation, depletion and amortization rate ($/Mcfe)	1.58	1.41	1.62	1.40

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

The increase in the depreciation, depletion and amortization rate was caused by the inclusion of costs to develop reserves that were previously classified as proved, undeveloped and the transfer of acquisition and development costs and reserves related to properties previously classified as probable, which are now classified as proved. Such costs have been added to the depreciation, depletion and amortization pool.

Other Segment

The Company is involved in other activities such as district heating and cooling through its Trigen-Peoples District Energy Company (Trigen-Peoples) partnership and miscellaneous nonmaterial investments. These and certain business development activities do not fall under the above segments and are reported in the Other segment. The reported results also include income from the operation of fueling stations for natural gas vehicles.

Operating income for the three- and six-month periods remained relatively flat as compared with the year-ago periods.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are included in Corporate and Adjustments.

The operating loss for the three- and six-month periods was $3.4 million and $9.9 million compared to $5.4 million and $15.4 million in the previous periods, respectively. The decreases were primarily due to lower compensation costs.

Other Income and Expense

Other income, net of other expense, for the three- and six-month periods for the Company decreased $2.8 million and $4.3 million compared with the previous periods due mainly to a reduction in interest income ($0.5 million and $2.2 million). Also contributing to the decrease was a previous period gain on the disposition of property ($1.7 million).

Other income, net of other expense, for the three- and six-month periods for Peoples Gas decreased $1.5 million and $1.4 million, respectively, due mainly to a previous period gain on the disposition of property ($1.7 million).

Interest Expense

Interest expense for the Company for the three-month period decreased $1.4 million as compared to the previous period, primarily due to lower interest rates. For the six-month period, interest expense decreased $4.6 million as compared to the previous period, due to both lower interest rates and lower average borrowing requirements. The reduction in interest rates was primarily due to the retirement of higher cost notes and bonds and the increased use of commercial paper. Average borrowing requirements were reduced due to a combination of factors including increased cash flow from the diversified businesses, Elwood's return of cash advances from Peoples Energy and increased issuances of common stock.

For Peoples Gas, the interest expense variation for the three-month period was insignificant. For the six-month period, interest expense decreased $1.2 million as compared to the previous period, due primarily to reduced interest rates. The reduction in interest rates was mainly due to financing short-term needs principally with commercial paper in the current period and principally with higher cost notes in the prior period.

For North Shore Gas, interest expense for the three- and six-month periods decreased $0.5 million and $0.7 million, respectively, as compared with the previous periods, primarily due to lower interest rates. The reduction in interest rates was primarily due to the retirement of higher cost bonds and the increased use of commercial paper in the current period.

Fiscal Outlook

Assuming normal weather and average natural gas prices of $4.65 per MMbtu for the remainder of the year, the Company now estimates that fiscal 2003 earnings will be in the range of $2.85 to $2.95 per diluted share. This represents an increase from previous guidance of $2.70 to $2.80 per diluted share and reflects the higher results posted by the diversified energy businesses as well as the positive impacts of colder-than-normal weather on a year-to-date basis in the Gas Distribution business and lower interest expense. The Oil and Gas business will benefit significantly in fiscal 2003 from strong gas prices and the impact of the first quarter purchase of additional producing reserves in Texas.

Critical Accounting Policies

See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in the Company's Annual Report on Form 10-K for the year ended September 30, 2002 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities and Depreciation, Depletion and Amortization.

Other Matters

Accounting Standards. In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 and other related accounting standards. The Company does not expect SFAS 149 to affect the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company for the six months ended March 31:

	For the Six Months Ended March 31,
(In Thousands)	2003	2002
Net cash provided by (used in) operations	$ 223,585	$ 221,974
Net cash provided by (used in) investing activities	$ (69,349)	$ 132,273
Net cash provided by (used in) financing activities	$(101,281)	$(335,005)

Cash from operations was basically unchanged. The primary factors affecting cash from operations were customer accounts receivable, accounts payable and LIFO liquidation credit, all affected by colder weather and higher gas prices in the current period. The decrease in net cash provided by investing activities was due to a prior period repayment of advances made in connection with the expansion of the Elwood facility. The net cash used in financing activities decreased for the current period due to a reduction in short-term debt in the prior period resulting from the project financing of the Elwood facility.

See the Consolidated Statement of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

The Company's total assets at March 31, 2003 increased $382.9 million compared to September 30, 2002.

The increase in total assets from September 30, 2002 was primarily due to an increase in customer accounts receivable of $353.1 million, a result of colder weather and higher gas prices. Also, an increase in the oil and gas property of $61.4 million was primarily a result of the Company acquiring an interest in five properties in south Texas and the upper Texas gulf area and developing current properties. These increases were somewhat offset by a decrease in Gas in Storage due to normal seasonal use.

Short-term debt decreased $135.9 million resulting from a reduction in commercial paper borrowing issued in the previous period to meet working capital needs and the refinancing of $50.0 million variable rate short-term debt to fixed long-term debt. The temporary LIFO liquidation credit increased $128.3 million due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end. This credit is higher than the March 31, 2002 level due to higher gas prices in the current period.

The increase in the debit balance in AOCI is due to larger deferred losses on cash flow hedges in place related to future oil and gas production of Peoples Energy Production. These mark-to-market losses result from higher natural gas and oil commodity forward prices compared to the price hedged and will be amortized to income when production is sold.

The change in the net of gas costs recoverable and gas costs refundable is a short-term timing difference between cost of gas delivered by Peoples Gas and North Shore Gas and the gas costs billed to customers.

Other changes compared to September 30, 2002 include the increase in Accounts Payable, which is primarily due to the increase in gas costs resulting from higher gas prices and the higher demand due to the colder weather. The increase in Regulatory Liabilities is due to gains from the utilities' price protection program which was entered into to minimize fluctuations in gas costs charged to the utility gas sales customers. The decrease in the Investment in Equity Method Investees is primarily due to the timing of the distributions from Elwood ($10.4 million) and EnerVest ($4.6 million). Deferred charges include approximately $5.7 million of costs relating to developing future power production projects.

Changes in Debt Securities

During the current fiscal year, the Company has taken advantage of the low interest rate environment to refinance existing debt with lower interest rate debt. The Company has also hedged the treasury rate component of the interest rate relating to refinanced debt issued early in the third quarter. (See Interest Rate Risk.)

In the first quarter, North Shore Gas redeemed $24.6 million of its 8% First Mortgage Bonds, Series J, using cash on hand, intercompany loans and commercial paper.

In the second quarter, the Illinois Development Finance Authority (IDFA) issued $50.0 million aggregate principal amount of 5.00% Gas Supply Refunding Revenue Bonds, Series 2003A, which are secured by an equal amount of Peoples Gas' 30-year 5.00% first mortgage bonds, Series KK. The net proceeds were used for the redemption of $50.0 million of Peoples Gas' 6.875% First and Refunding Mortgage Bonds, Series X.

Also, the IDFA issued $50.0 million aggregate principal amount of variable rate Gas Supply Refunding Bonds, Series 2003B, which are secured by an equal amount of Peoples Gas 30-year first mortgage bonds, Series LL. The bonds have an initial interest rate term of five years and an initial interest rate of 3.05%. The proceeds were used for the redemption of $50.0 million of Peoples Gas' First and Refunding Mortgage Bonds, Series GG. The Series GG debt had been classified as short term as required by GAAP due to a provision in the supplemental bond indenture that allowed holders the right to require Peoples Gas to redeem their bonds each time the interest rate for the bonds was adjusted periodically if the bonds could not be remarketed to other purchasers. The new Series LL debt does not include this type of provision and is classified as long-term debt.

In addition, Peoples Gas issued $50.0 million aggregate principal amount of 4.0% First and Refunding Mortgage Bonds Series MM-1 with a term of seven years. The net proceeds were used to reduce short-term borrowing.

Subsequent to the end of the second fiscal quarter, Peoples Gas issued $75.0 million aggregate principal amount of 4.625% First and Refunding Mortgage Bonds Series NN-1 with a term of 10 years. The net proceeds were used to refinance $75.0 million of Peoples Gas' 6.37% Series CC First and Refunding Mortgage Bonds, which are reported as Current Maturities of Long-Term Debt this reporting period.

Subsequent to the end of the second fiscal quarter, North Shore Gas issued $40.0 million aggregate principal amount of 4.625% First Mortgage Bonds Series N-1 with a term of 10 years. The net proceeds were used to refinance $15.0 million of North Shore Gas' 6.37% Series L First Mortgage Bonds, which are reported as Current Maturities of Long-Term Debt this reporting period, and additional short-term indebtedness.

Changes in Debt Securities
Fiscal 2003
(In Millions)

	Issuances		Retirements
First Quarter
North Shore Gas			$24.6	8%, Series J

Second Quarter
Peoples Gas	$50.0	5.00% 30-year, Series KK	$50.0	6.875%, Series X
	$50.0	Variable rate, 30-year (3.05%	$50.0	Variable rate, Series GG
		first 5 years), Series LL
	$50.0	4.0% 7-year, Series MM-1

Subsequent to Second Quarter
Peoples Gas	$75.0	4.625% 10-year, Series NN-1	$75.0	6.37%, Series CC
North Shore Gas	$40.0	4.625% 10-year, Series N-1	$15.0	6.37%, Series L

Financial Sources

The Company and its two regulated utilities have access to outside capital markets, commercial paper markets and internal sources of funds that together provide sufficient resources to meet cash requirements. The Company does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between January and June. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time-to-time on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

In addition to cash generated internally by operations, as of March 31, 2003, the Company had credit facilities of $150.0 million, which primarily support its commercial paper borrowing, all of which was available. The Company's credit facilities provide that the lenders under such facilities may terminate the credit commitments and declare any outstanding amounts due and payable if the Company's debt-to-total capital ratio exceeds 65 percent. Also, Peoples Gas has $117.3 million of credit facilities of which up to $34.0 million may be utilized by North Shore Gas. As of March 31, 2003, all of the line was available. As of March 31, 2003, North Shore Gas had outstanding loans from the Company of $6.4 million. Peoples Gas had no loans outstanding.

The Company has been assigned corporate credit ratings of A3 by Moody's, A- by Standard & Poor's and A+ by Fitch Ratings. The commercial paper ratings are P-2, A-2 and F-1, respectively. The senior unsecured debt rating is A3 by Moody's, BBB+ by Standard & Poor's, and A+ by Fitch Ratings. Senior secured debt of each utility subsidiary is rated Aa3 by Moody's, A- by Standard & Poor's and AA by Fitch Ratings. The commercial paper of each utility subsidiary is rated P-1 by Moody's, A-2 by Standard & Poor's and F-1+ by Fitch Ratings.

Off-balance sheet debt at March 31, 2003 and March 31, 2002 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples ($15.5 million and $15.7 million), EnerVest ($2.7 million and $17.3 million) and Elwood ($191.1 million and $198.2 million).

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time-to-time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of March 31, 2003, 225,800 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $8.0 million. Subsequent to March 31, 2003, and through May 9, 2003, the Company has issued an additional 474,900 shares through the program. Proceeds, net of issuance costs, related to these subsequent issues totaled $18.0 million. Net proceeds were used for general corporate purposes of the Company and its subsidiaries, including investing in diversified activities and reducing short-term debt incurred to provide interim financing for such purposes.

Financial Uses

Capital Spending. In the six-month period ended March 31, 2003, the Company spent $86.8 million on capital projects and investments in equity investees. The Gas Distribution segment spent $32.8 million on property, plant and equipment of which $29.1 million was spent by Peoples Gas and $3.7 million was spent by North Shore Gas. The remaining $54.0 million was spent by the diversified business segments. The Oil and Gas segment spent $50.9 million on drilling projects, the exploitation of existing assets and the acquisition of properties. Total forecasted capital spending for fiscal 2003 is approximately $170.0 million.

Dividends. On February 5, 2003, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock from 52 cents per share to 53 cents per share.

Commitments and Contingencies

Contractual Obligations. Since the filing of the September 30, 2002 Annual Report on Form 10-K there have been no significant changes to commitments and contingencies.

Guarantees of Unconsolidated Equity Investees and Standby Letters of Credit. As of March 31, 2003, there were $50.4 million of guarantees for debt service and operational guarantees of the Company's unconsolidated equity investments. Standby letters of credit were $6.0 million.

Commitments Due by Period
Total
(In millions)	Amounts	Less than	1 to 3	4 to 5	More than
Other commercial commitments	Committed	1 Year	Years	Years	5 Years
Standby letters of credit	$ 6.0	$ 3.9	$ -	$ 0.1	$ 2.0
Guarantees of unconsolidated equity investees	50.4	-	12.5	-	37.9
Total other commercial commitments	$ 56.4	$ 3.9	$ 12.5	$ 0.1	$ 39.9

Peoples Gas has three standby letters of credit totaling $4.0 million as of March 31, 2003. North Shore Gas has none.

		As of March 31,
		2003
		(In Millions)

Guarantees of unconsolidated equity investees
Elwood	- Debt service reserve account	$ 8.9
	- Operational	22.5
Trigen-Peoples	- Operational	19.0
Total guarantees of unconsolidated equity investees		$50.4

In connection with Elwood's project financing, the Company and Dominion have each guaranteed 50 percent of the amount required to be maintained by Elwood in a debt service reserve account. The amount of the Company's guarantee varies over the life of the loan but will not exceed $16.5 million. Subject to the Company's right to terminate the guarantee upon Elwood's depositing sufficient cash in the debt service reserve account, the guarantee continues until Elwood's payment of its outstanding bonds in full, expected to occur July 5, 2026.

The Company has guaranteed 50 percent of Elwood's financial obligations to Aquila in connection with the Aquila power sales agreements. The Company's aggregate liability under the guarantees is limited to $10.0 million. The guarantees terminate August 31, 2016 and August 31, 2017. The Company has also guaranteed 50 percent of Elwood's financial obligations to Engage in connection with the Engage power sales agreement. The Company's aggregate liability under this guarantee is limited to $12.5 million. The guarantee terminates December 31, 2004.

The Company and Trigen Energy Corporation (Trigen) are equal partners in Trigen-Peoples, which provides heating and cooling services to the Metropolitan Pier and Exposition Authority (MPEA) at the McCormick Place Exposition Center in Chicago pursuant to a Development and Energy Services Agreement (MPEA Agreement). Under the MPEA Agreement, Trigen-Peoples must deliver to MPEA and maintain a standby letter of credit to secure Trigen-Peoples' obligations. In addition, the Company and Trigen have provided MPEA with a joint and several guarantee of Trigen-Peoples' obligations under the MPEA Agreement. The guarantee is limited to $11.0 million, plus providing from $4.0 million to $8.0 million in replacement letters of credit, of which the Company would be entitled to collect half of such amounts from Trigen. The guarantee continues for the term of the MPEA Agreement, which ends January 1, 2022.

The Company and Trigen are also party to a Sponsor Support and Equity Contribution Agreement (Sponsor Agreement) with Trigen-Peoples' lender, Prudential Insurance Company of America (Prudential). Under the Sponsor Agreement, the Company and Trigen each agree to pay Prudential 50 percent of Trigen-Peoples' outstanding loan obligations only upon the occurrence of certain events relating to material destruction of the plant, taking of the plant by eminent domain, purchase of the plant by MPEA or default by Trigen-Peoples, the Company or Trigen of certain obligations under the MPEA Agreement and only to the extent that proceeds received by Trigen-Peoples as a result of any such events, plus other cash of Trigen-Peoples, are not sufficient to pay the Prudential loan obligations. None of such events is currently expected to occur. Trigen-Peoples' outstanding loan from Prudential was $30.4 million at March 31, 2003. The guarantee continues until payment of the Prudential loan in full, expected to occur December 31, 2017. The Company is not able to estimate the maximum potential amount of future payments under the Sponsor Agreement, if any, because it cannot ascertain the amount of eminent domain proceeds that would be available to the partnership in the unlikely event of a government taking of the plant, nor can it estimate the amount of yield maintenance premium payable with respect to the partnership's loan obligations as such amount is a function of the outstanding loan balance and interest rates at the time the event occurs.

Environmental Matters. The Company's Gas Distribution utility subsidiaries are conducting environmental investigations and remedial work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for environmental costs associated with a former mineral processing site in Denver, Colorado. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 4 of the Notes to Consolidated Financial Statements.)

Indenture Restrictions

Peoples District Energy owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential Insurance Company of America related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At March 31, 2003, the partners' capital account was $8.0 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters were 2.28 to 1.0, 2.07 to 1.0, 2.01 to 1.0 and 1.70 to 1.0.

Peoples Energy Resources owns a 50 percent equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions, unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 6, 2003, the most recent semi-annual distribution date, the minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

Risk Management

Market Risk. The Company's earnings may vary due to changes in commodity prices (market risk) through its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps, no cost collars and options contracts. These instruments are commonly referred to as derivatives because they derive their values from the price of an underlying physical commodity or security.

The following table presents the valuation of outstanding contracts at March 31, 2003 and 2002:

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2003	2002	2003	2002	2003	2002
Value of contracts outstanding at the beginning of the quarter	$ (23,223)	$ 14,940	$ (429)	$ -	$ 52,488	$ -
Less: contracts realized or otherwise settled during the period	(17,367)	7,675	(1,067)	-	95,802	-
Plus: value of new contracts entered into during the period
and outstanding at end of period	(592)	(1,730)	26	-	(455)	5,420
Plus: changes in fair value attributable to changes in valuation
techniques and assumptions	-	-	-	-	-	-
Plus: other changes in fair values	(28,581)	(16,474)	(667)	-	80,834	-
Value of contracts outstanding at the end of the period	$ (35,029)	$ (10,939)	$ (3)	$ -	$ 37,065	$ 5,420

The maturity of the fair value hedges and the mark-to-market contracts fall within the next 12 months. Included in the value of mark-to-market contracts are amounts relating to the utility subsidiaries' gas price protection program ($37.0 million). All gains or losses from these contracts at maturity will be included in the gas charge to customers. The maturities of the cash flow hedges are detailed in the table below. All valuations are based on NYMEX closing prices at March 31, 2003.

Cash Flow Hedges
Value by Year of Maturity
(In Thousands)

		Less than	1 to 2	2 to 3	3 to 4	4 to 5
	Total	1 Year	Years	Years	Years	Years
Value at March 31, 2003	$(35,029)	$ (22,270)	$(7,575)	$(3,543)	$(1,640)	$ -
MMbtue	38,462	18,035	11,618	6,712	2,097	-
Average Hedge Price	$ 3.50	$ 3.50	$ 3.54	$ 3.54	$ 3.11	$ -

Value at March 31, 2002	$(10,939)	$ (5,700)	$(2,602)	$ (947)	$ (506)	$(1,184)
MMbtue	40,644	16,730	11,343	6,668	4,373	1,530
Average Hedge Price	$ 3.28	$ 3.17	$ 3.31	$ 3.43	$ 3.57	$ 2.94

Interest Rate Risk. The Company periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. At March 31, 2003, the Company held treasury lock agreements of $80.0 million that hedge the 10-year treasury component of a portion of the total anticipated 2003 debt financings, $75.0 million by Peoples Gas and $40.0 million by North Shore Gas, both of which were completed in April 2003. As of March 31, 2003, the Company has a derivative liability of $2.1 million and a deferred loss of $1.2 million, net of taxes, recorded in AOCI. On April 2, 2003, an additional treasury lock was executed in the amount of $35.0 million, representing the balance of the utility subsidiaries' anticipated debt issuances. On April 24, 2003, in connection with the issuance of the utility subsidiaries' new debt, the Company unwound all of its treasury lock positions resulting in a $0.7 million loss charged by Peoples Gas and a $0.4 million loss charged by North Shore Gas to Other Comprehensive Income. This amount will be amortized over the 10-year term of the debt.

FORWARD-LOOKING INFORMATION

This MD&A contains statements that may be considered forward-looking, such as: management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  Adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases;
  the future health of the United States and Illinois economies;
  the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts and interest expense;
  adverse resolution of material litigation;
  business and competitive conditions resulting from deregulation and consolidation of the energy industry;
  effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;
  regulatory developments in the United States, Illinois and other states where the Company does business;
  changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
  operational factors affecting the Company's Gas Distribution, Power Generation and Oil and Gas Production segments;
  Aquila's financial ability to perform under its power sales tolling agreements with Elwood;
  drilling risks and the inherent uncertainty of oil and gas reserve estimates;
  weather related energy demand; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail in Item 1 - Business of the Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 2. MD&A - Risk Management Activities.

ITEM 4. Controls and Procedures

The Company, Peoples Gas and North Shore Gas maintain disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended) which are designed to ensure that information required to be disclosed by the Company, Peoples Gas and North Shore Gas in the reports that are submitted or filed with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Thomas M. Patrick, principal executive officer and Thomas A. Nardi, principal financial officer of the Company, Peoples Gas and North Shore Gas, have evaluated the disclosure controls and procedures within 90 days of the filing of this report. Based upon that evaluation, Messrs. Patrick and Nardi have concluded that the disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of Messrs. Patrick's and Nardi's most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.
Item 2. Changes in Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders

Peoples Energy Corporation:

a.	Peoples Energy held its Annual Meeting of Shareholders on February 28, 2003.

b.	The following matters were voted upon at the Annual Meeting of Shareholders.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: James R. Boris, William J. Brodsky, Pastora San Juan Cafferty, Dipak C. Jain, Michael E. Lavin, Homer J. Livingston, Jr., Lester H. McKeever, Thomas M. Patrick, Richard P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:

	FOR	WITHHELD
James R. Boris . . . . . . . . . . . . . . .	29,013,494	1,043,593
William J. Brodsky . . . . . . . . . . .	29,000,078	1,057,009
Pastora San Juan Cafferty . . . . . .	28,974,415	1,078,929
Dipak C. Jain . . . . . . . . . . . . . . . . .	29,053,909	1,000,364
Michael E. Lavin . . . . . . . . . . . . . .	28,926,525	1,127,748
Homer J. Livingston, Jr. . . . . . . . .	29,035,401	1,020,551
Lester H. McKeever . . . . . . . . . .	28,941,973	1,113,908
Thomas M. Patrick . . . . . . . . . . . .	28,928,369	1,128,372
Richard P. Toft . . . . . . . . . . . . . . .	29,034,210	1,021,742
Arthur R. Velasquez . . .. . . . . . . .	28,983,551	1,073,189

2.

A shareholder proposal urging the board of directors to take the necessary steps to amend the by-laws to require that an independent director who has not served as chief executive officer of the Company shall serve as chairman of the board of directors was defeated. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTES
5,405,536	17,150,858	1,309,762	6,189,577

Item 5. Other Information

None.
Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant, dated December 4, 2002, effective February 28, 2003

3(b)	By-Laws of the Registrant, amended as of December 4, 2002, effective February 28, 2003

4(a)	Peoples Gas Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK

4(b)	Peoples Gas Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL

4(c)	Peoples Gas Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2

4(d)	Registration Rights Agreement dated as of February 19, 2003 between Peoples Gas and Banc One Captital Markets, Inc. relating to the Peoples Gas First and Refunding Mortgage 4.00% Bonds, Series MM-1

4(e)	Peoples Gas Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2

4(f)

Registration Rights Agreement dated as of April 29, 2003 by and among Peoples Gas, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. relating to the First and Refunding Mortgage 4.625% Bonds, Series NN-1

4(g)	North Shore Gas Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2

4(h)

Registration Rights Agreement dated as of April 29, 2003 by and among North Shore Gas, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. relating to the First Mortgage 4.625% Bonds, Series N-1

10(a)	Amendment to Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America dated February 26, 2003.

10(b)	Amendment to Transportation Rate Schedule FTS Agreement between Peopls Gas and Natural Gas Pipeline Company of America dated February 26, 2003.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed or furnished during the quarter ended March 31, 2003

Date of Report - January 24, 2003
Item 9 - Regulation FD Disclosure
Press Release and Conference Call Script

Date of Report - January 28, 2003
Item 5 - Other Events
Forward Looking Financial Information

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

4(a)	Peoples Gas Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK

4(b)	Peoples Gas Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL

4(c)	Peoples Gas Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and MM-2

4(d)	Registration Rights Agreement dated as of February 19, 2003 between Peoples Gas and Banc One Captital Markets, Inc. relating to the Peoples Gas First and Refunding Mortgage 4.00% Bonds, Series MM-1

4(e)	Peoples Gas Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2

4(f)

Registration Rights Agreement dated as of April 29, 2003 by and among Peoples Gas, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. relating to the First and Refunding Mortgage 4.625% Bonds, Series NN-1

10(a)	Amendment to Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America dated February 26, 2003.

10(b)	Amendment to Transportation Rate Schedule FTS Agreement between Peopls Gas and Natural Gas Pipeline Company of America dated February 26, 2003.

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended March 31, 2003

Date of Report - January 25, 2003
Item 5 - Other Events
Summary of Preliminary Financial Results

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

4(g)	North Shore Gas Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2

4(h)

Registration Rights Agreement dated as of April 29, 2003 by and among North Shore Gas, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. relating to the First Mortgage 4.625% Bonds, Series N-1

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended March 31, 2003

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

May 13, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

May 13, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

May 13, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

CERTIFICATIONS

I, Thomas M. Patrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board, President
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer

I, Thomas M. Patrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Peoples Gas Light and Coke Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Peoples Gas Light and Coke Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer

I, Thomas M. Patrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Shore Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Shore Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Thomas A. Nardi
 Thomas A.Nardi
Senior Vice President,
Chief Financial Officer and Treasurer