Form 10-Q
period 2003-06-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2003-08-13
CIK 77388, 110101, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (July 31, 2003):

Peoples Energy Corporation	Common Stock, No par value, 36,666,025 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction H.1(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H.2 of Form 10-Q.

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

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas.

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as updated by the Current Report on Form 8-K dated April 22, 2003. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise noted, necessary to present fairly the Company's, Peoples Gas', and North Shore Gas' financial position, its results of operations and cash flows for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
(In Thousands, Except Per-Share Amounts)
Revenues	$ 398,147	$ 347,149	$ 1,851,092	$ 1,247,532

Operating Expenses:
Cost of energy sold	238,092	199,244	1,165,829	662,374
Operation and maintenance	84,058	83,617	261,570	221,665
Depreciation, depletion and amortization	27,658	24,393	83,135	73,691
Taxes, other than income taxes	27,729	30,638	144,835	116,602
Total Operating Expenses	377,537	337,892	1,655,369	1,074,332

Equity investment income (loss)	3,811	2,330	3,545	(1,756)

Operating Income	24,421	11,587	199,268	171,444

Other income and expense - net	661	1,289	1,751	6,675

Interest expense	12,004	13,585	37,376	43,531

Earnings (Loss) Before Income Taxes	13,078	(709)	163,643	134,588

Income tax expense (credit)	5,065	(2,045)	61,148	47,237

Net Income	$ 8,013	$ 1,336	$ 102,495	$ 87,351

Average Shares of Common Stock Outstanding
Basic	36,265	35,466	35,867	35,452
Diluted	36,438	35,514	36,000	35,499

Earnings Per Share of Common Stock
Basic	$ 0.22	$ 0.04	$ 2.86	$ 2.46
Diluted	$ 0.22	$ 0.04	$ 2.85	$ 2.46

Dividends Declared Per Share	$ 0.53	$ 0.52	$ 1.58	$ 1.55

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
(In Thousands)	2003	2002	2002
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,532,654	$ 2,493,323	$ 2,478,421
Oil and gas	372,238	285,885	276,158
Other	17,092	15,422	17,874
Total property, plant and equipment	2,921,984	2,794,630	2,772,453
Less - Accumulated depreciation, depletion and amortization	1,103,946	1,020,729	1,007,943
Net property, plant and equipment	1,818,038	1,773,901	1,764,510
Investment in equity investees	137,216	154,857	96,075
Other investments	23,952	22,893	26,347
Total Capital Investments - Net	1,979,206	1,951,651	1,886,932

CURRENT ASSETS:
Cash and cash equivalents	52,007	5,433	96,741
Deposits with broker or trustee	18,368	28,645	14,975
Receivables -
Customers, net of reserve for uncollectible accounts
of $33,318, $34,730, and $37,365, respectively	313,455	181,819	246,947
Other	24,549	41,761	30,462
Materials and supplies, at average cost	9,841	9,948	14,019
Gas in storage	78,430	89,568	42,662
Gas costs recoverable through rate adjustments	32,319	10,218	12,199
Regulatory assets of utility subsidiaries	4,914	18,274	14,226
Other	8,387	6,203	2,573
Total Current Assets	542,270	391,869	474,804

OTHER ASSETS:
Prepaid pension costs	189,763	179,678	178,713
Noncurrent regulatory assets of utility subsidiaries	187,204	167,236	133,483
Deferred charges	37,799	33,213	31,865
Total Other Assets	414,766	380,127	344,061

Total Assets	$ 2,936,242	$ 2,723,647	$ 2,705,797

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
(In Thousands, Except Shares)	2003	2002	2002
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Issued 36,863,602, 35,705,106, and
35,716,261 shares, respectively	$ 343,430	$ 301,699	$ 300,850
Treasury stock (246,100, 246,100 and 246,100 shares,
respectively, at cost)	(6,760)	(6,760)	(6,760)
Retained earnings	567,976	522,381	539,100
Accumulated other comprehensive income (loss)	(28,988)	(10,996)	(14,750)
Total Common Stockholders' Equity	875,658	806,324	818,440

Long-term debt, exclusive of sinking fund payments,
maturities due within one year and long-term maturities
classified as short-term debt	744,345	554,014	554,020
Total Capitalization	1,620,003	1,360,338	1,372,460

CURRENT LIABILITIES:
Commercial paper	-	85,871	-
Current maturities of long-term debt	-	90,000	90,000
Other short-term debt	152,000	202,000	302,000
Accounts payable	296,111	213,912	198,608
Regulatory liabilities of utility subsidiaries	24,246	29,976	-
Dividends payable	19,407	18,495	18,501
Customer deposits	23,833	6,536	5,870
Customer credit balances	25,088	64,105	43,328
Accrued taxes	76,067	47,283	65,906
Gas costs refundable through rate adjustments	5,967	28	3,080
Temporary LIFO liquidation credit	47,916	-	37,811
Accrued interest	14,597	11,582	14,069
Total Current Liabilities	685,232	769,788	779,173

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	387,176	378,225	356,835
Investment tax credits	27,741	28,340	28,534
Environmental and other	216,090	186,956	168,795
Total Deferred Credits and Other Liabilities	631,007	593,521	554,164

Total Capitalization and Liabilities	$ 2,936,242	$ 2,723,647	$ 2,705,797

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
(In Thousands)	2003	2002
Operating Activities:
Net Income	$ 102,495	$ 87,351
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	86,816	77,509
Deferred income taxes and investment tax credits - net	14,645	34,144
Change in environmental and other liabilities	22,841	31,102
Change in undistributed earnings from equity investments	10,497	16,277
Other changes in noncurrent operating activities	(48,989)	(44,002)
Changes in current assets and liabilities:
Receivables - net	(114,424)	123,604
Gas in storage	11,138	43,842
Gas costs recoverable/refundable through rate adjustments	(16,162)	(49,617)
Net regulatory assets/liabilities of utility subsidiaries	7,630	(10,346)
Accounts payable	98,751	(96,135)
Accrued interest	3,015	1,499
Accrued taxes	28,784	34,706
Temporary LIFO liquidation credit	47,916	37,811
Other	(23,799)	8,950
Net Cash Provided by (Used in) Operating Activities	231,154	296,695

Investing Activities:
Capital spending	(133,326)	(114,060)
Net change in advances to joint venture partnerships	-	147,616
Return of capital investments	7,134	62,922
Decrease (increase) in deposits with broker or trustee	10,277	(11,650)
Proceeds from sale of assets	-	1,871
Other	(1,721)	(350)
Net Cash Provided by (Used in) Investing Activities	(117,636)	86,349

Financing Activities:
Proceeds from (payment of) overdraft facility	(17,148)	7,261
Commercial paper - net	(85,871)	-
Retirement of short-term debt	(140,000)	(305,454)
Issuance of long-term debt	265,000	-
Retirement of long-term debt	(74,669)	(288)
Proceeds from issuance of common stock	41,731	1,523
Dividends paid on common stock	(55,987)	(54,511)
Net Cash Provided by (Used in) Financing Activities	(66,944)	(351,469)

Net Increase (Decrease) in Cash and Cash Equivalents	46,574	31,575
Cash and Cash Equivalents at Beginning of Period	5,433	65,166
Cash and Cash Equivalents at End of Period	$ 52,007	$ 96,741

Supplemental information:
Income taxes paid, net of refunds	$ 10,973	$ 15,380
Interest paid, net of amounts capitalized	$ 31,545	$ 39,939

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
(In Thousands)
Revenues	$ 228,429	$ 207,161	$ 1,159,241	$ 803,960

Operating Expenses:
Gas costs	115,317	90,720	645,474	349,360
Operation and maintenance	61,322	66,477	196,191	162,336
Depreciation and amortization	15,136	15,689	44,882	46,469
Taxes, other than income taxes	20,920	26,808	121,224	102,555
Total Operating Expenses	212,695	199,694	1,007,771	660,720

Operating Income	15,734	7,467	151,470	143,240

Other income and expense - net	500	442	1,647	3,019

Interest expense	5,311	5,209	17,115	18,255

Earnings Before Income Taxes	10,923	2,700	136,002	128,004

Income tax expense	4,370	719	51,458	48,726

Net Income	$ 6,553	$ 1,981	$ 84,544	$ 79,278

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2003	2002	2002
(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,185,851	$ 2,150,825	$ 2,138,475
Less - Accumulated depreciation and amortization	850,595	813,909	809,225
Net property, plant and equipment	1,335,256	1,336,916	1,329,250
Other investments	11,739	11,724	10,948
Total Capital Investments - Net	1,346,995	1,348,640	1,340,198

CURRENT ASSETS:
Cash and cash equivalents	8,620	-	-
Deposits with broker or trustee	10,158	21,802	10,894
Receivables -
Customers, net of reserve for uncollectible accounts
of $29,454, $31,569 and $35,311, respectively	206,540	120,825	175,981
Intercompany receivables	27,452	20,071	10,821
Other	4,082	11,889	12,159
Materials and supplies, at average cost	8,571	8,973	9,242
Gas in storage, at last-in, first-out cost	36,847	65,364	28,052
Gas costs recoverable through rate adjustments	32,308	7,058	11,001
Regulatory assets	3,916	17,747	13,848
Other	2,517	1,354	1,903
Total Current Assets	341,011	275,083	273,901

OTHER ASSETS:
Prepaid pension costs	189,764	182,339	176,142
Noncurrent regulatory assets	148,113	138,742	111,906
Deferred charges	20,211	15,706	17,809
Total Other Assets	358,088	336,787	305,857

Total Assets	$ 2,046,094	$ 1,960,510	$ 1,919,956

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2003	2002	2002
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	503,014	471,070	484,754
Accumulated other comprehensive income (loss)	(911)	(491)	(3,015)
Total Common Stockholder's Equity	667,410	635,886	647,046

Long-term debt, exclusive of sinking fund payments, maturities due within one year and long-term maturities classified
as short-term debt	350,000	175,000	175,000
Total Capitalization	1,017,410	810,886	822,046

CURRENT LIABILITIES:
Commercial paper	-	82,671	-
Current maturities of long-term debt	-	75,000	75,000
Other short-term debt	152,000	202,000	202,000
Accounts payable	147,226	126,445	113,955
Intercompany payables	25,267	18,845	61,220
Regulatory liabilities	20,908	24,763	-
Dividends payable	17,400	11,913	17,620
Customer deposits	22,237	6,222	5,598
Customer credit balances	21,587	54,167	36,629
Accrued taxes	70,888	37,810	71,311
Gas costs refundable through rate adjustments	2,285	28	2,890
Temporary LIFO liquidation credit	32,386	-	30,459
Accrued interest	3,884	5,208	2,819
Total Current Liabilities	516,068	645,072	619,501

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	353,892	346,723	332,308
Investment tax credits	24,718	25,280	25,426
Environmental and other	134,006	132,549	120,675
Total Deferred Credits and Other Liabilities	512,616	504,552	478,409

Total Capitalization and Liabilities	$ 2,046,094	$ 1,960,510	$ 1,919,956

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2003	2002
(In Thousands)
Operating Activities:
Net Income	$ 84,544	$ 79,278
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	48,160	49,931
Deferred income taxes and investment tax credits - net	6,607	22,636
Change in environmental and other liabilities	1,457	31,762
Other changes in noncurrent operating activities	(21,679)	(40,273)
Changes in current assets and liabilities:
Receivables - net	(85,289)	84,639
Gas in storage	28,517	39,100
Gas costs recoverable/refundable through rate adjustments	(22,993)	(39,280)
Net regulatory assets/liabilities	9,976	(10,790)
Accounts payable	59,411	(102,506)
Accrued interest	(1,324)	(2,335)
Accrued taxes	33,078	27,046
Temporary LIFO liquidation credit	32,386	30,459
Other	(17,329)	6,708
Net Cash Provided by (Used in) Operating Activities	155,522	176,375

Investing Activities:
Capital spending	(46,555)	(56,598)
Decrease (increase) in deposits with broker or trustee	11,644	(10,894)
Proceeds from sale of assets	-	1,871
Other	-	(350)
Net Cash Provided by (Used in) Investing Activities	(34,911)	(65,971)

Financing Activities:
Proceeds from (payment of) overdraft facility	(16,733)	7,261
Commercial paper - net	(82,671)	(143,245)
Retirement of short-term debt	(140,475)	-
Issuance of long-term debt	225,000	-
Retirement of long-term debt	(50,000)	-
Dividends paid on common stock	(47,112)	(35,241)
Net Cash Provided by (Used in) Financing Activities	(111,991)	(171,225)

Net Increase (Decrease) in Cash and Cash Equivalents	8,620	(60,821)
Cash and Cash Equivalents at Beginning of Period	-	60,821
Cash and Cash Equivalents at End of Period	$ 8,620	$ -

Supplemental information:
Income taxes paid, net of refunds	$ 3,771	$ 18,210
Interest paid, net of amounts capitalized	$ 16,194	$ 19,203

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
(In Thousands)
Revenues	$ 40,313	$ 34,742	$ 208,526	$ 138,410

Operating Expenses:
Gas costs	24,871	18,875	137,917	75,568
Operation and maintenance	8,132	6,416	24,048	20,693
Depreciation	1,769	1,669	5,284	4,915
Taxes, other than income taxes	2,952	2,929	14,266	11,524
Total Operating Expenses	37,724	29,889	181,515	112,700

Operating Income	2,589	4,853	27,011	25,710

Other income and expense - net	77	77	(85)	117

Interest expense	825	1,219	2,688	3,819

Earnings Before Income Taxes	1,841	3,711	24,238	22,008

Income tax expense	982	1,376	9,379	8,443

Net Income	$ 859	$ 2,335	$ 14,859	$ 13,565

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2003	2002	2002
(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 346,803	$ 342,498	$ 339,946
Less - Accumulated depreciation	135,809	131,523	131,223
Net property, plant and equipment	210,994	210,975	208,723
Other investments	22	22	22
Total Capital Investments - Net	211,016	210,997	208,745

CURRENT ASSETS:
Cash and cash equivalents	29,839	-	11,789
Deposits with broker or trustee	2,274	5,062	2,464
Receivables -
Customers, net of reserve for uncollectible
accounts of $1,107, $493, and $686, respectively	25,829	13,550	17,799
Intercompany receivables	2,668	5,608	2,200
Other	762	599	524
Materials and supplies, at average cost	1,270	974	1,689
Gas in storage, at last-in, first-out cost	4,481	9,529	5,162
Gas costs recoverable through rate adjustments	11	3,160	1,198
Regulatory assets	999	527	379
Other	330	235	471
Total Current Assets	68,463	39,244	43,675

OTHER ASSETS:
Prepaid pension costs	-	-	2,572
Noncurrent regulatory assets	39,091	28,494	21,577
Deferred charges	2,753	3,353	3,686
Total Other Assets	41,844	31,847	27,835

Total Assets	$ 321,323	$ 282,088	$ 280,255

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2003	2002	2002
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	83,985	77,726	81,670
Accumulated other comprehensive income (loss)	(224)	-	-
Total Common Stockholder's Equity	108,518	102,483	106,427

Long-term debt, exclusive of sinking fund payments and
maturities due within one year	69,345	54,014	54,020
Total Capitalization	177,863	156,497	160,447

CURRENT LIABILITIES:
Current maturities of long-term debt	-	15,000	15,000
Accounts payable	21,291	16,864	14,507
Intercompany payables	1,825	5,754	2,516
Regulatory liabilities	3,338	5,213	-
Dividends payable	3,700	-	-
Customer deposits	1,595	314	272
Customer credit balances	3,442	9,907	6,669
Accrued taxes	8,885	2,201	8,181
Gas costs refundable through rate adjustments	3,682	-	190
Temporary LIFO liquidation credit	15,529	-	7,352
Accrued interest	435	1,704	606
Total Current Liabilities	63,722	56,957	55,293

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	30,063	26,768	27,507
Investment tax credits	3,023	3,061	3,107
Environmental and other	46,652	38,805	33,901
Total Deferred Credits and Other Liabilities	79,738	68,634	64,515

Total Capitalization and Liabilities	$ 321,323	$ 282,088	$ 280,255

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2003	2002
(In Thousands)
Operating Activities:
Net Income	$ 14,859	$ 13,565
Adjustments to reconcile net income to cash provided by operations:
Depreciation	5,682	5,265
Deferred income taxes and investment tax credits - net	1,967	1,831
Change in environmental and other liabilities	9,137	1,857
Other changes in noncurrent operating activities	(10,221)	458
Changes in current assets and liabilities:
Receivables - net	(9,502)	1,568
Gas in storage	5,048	3,612
Gas costs recoverable/refundable through rate adjustments	6,831	(10,338)
Net regulatory assets/liabilities	(2,347)	444
Accounts payable	3,123	(7,820)
Accrued interest	(1,269)	(1,106)
Accrued taxes	6,684	7,268
Temporary LIFO liquidation credit	15,529	7,352
Other	(5,576)	2,170
Net Cash Provided by (Used in) Operating Activities	39,945	26,126

Investing Activities:
Capital spending	(5,700)	(7,228)
Decrease (increase) in deposits with broker or trustee	2,788	(2,464)
Net Cash Provided by (Used in) Investing Activities	(2,912)	(9,692)

Financing Activities:
Proceeds from (payment of) overdraft facility	(415)	-
Retirement of short-term debt	(17,210)	-
Issuance of long-term debt	40,000	-
Retirement of long-term debt	(24,669)	(288)
Dividends paid on common stock	(4,900)	(7,832)
Net Cash Provided by (Used in) Financing Activities	(7,194)	(8,120)

Net Increase (Decrease) in Cash and Cash Equivalents	29,839	8,314
Cash and Cash Equivalents at Beginning of Period	-	3,475
Cash and Cash Equivalents at End of Period	$ 29,839	$ 11,789

Supplemental information:
Income taxes paid, net of refunds	$ 302	$ -
Interest paid, net of amounts capitalized	$ 3,743	$ 4,523

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

For each utility subsidiary, the Illinois Commerce Commission (Commission) conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are typically initiated shortly after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission. On August 7, 2003, three intervenors (Citizens Utility Board (CUB), Illinois Attorney General and the City of Chicago) filed testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. Prudence issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001 and the use of its Manlove storage field to support transactions with third parties ("hub" transactions). Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the Illinois Attorney General and CUB have requested disallowances, which range from $8.0 million to $56.0 million, covering a variety of alleged issues other than financial hedging. CUB has requested an additional disallowance of $53.0 million based on the financial hedging issue and the City of Chicago has requested a disallowance of $230.0 million based entirely on the contention that Peoples Gas should have hedged all of its minimum winter supply requirements. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10.0 million. The Company believes that its 2001 purchasing practices were consistent with the standards applied by the Commission in its past Orders and upheld by the Illinois courts. Although the Company cannot predict the outcome of these proceedings, the Company is confident that it conducted business prudently and in the best interest of customers within these established standards.

The Commission's Staff is expected to file its testimony in both cases by August 15, 2003. Peoples Gas and North Shore Gas will respond to the intervenors in rebuttal testimony that will be submitted at a date that has not yet been set by the Administrative Law Judge (Judge). The remaining procedural schedule is currently suspended, pending expected discussion of a schedule at an August 22, 2003 status hearing. An order from the Commission is not expected before the third quarter of fiscal 2004.

The fiscal year 2002 Gas Charge reconciliation case for each utility subsidiary was initiated on November 7, 2002. On December 18, 2002, the Judge granted each utility subsidiary's motion to extend time to file its direct testimony to May 1, 2003 and on April 4, 2003 the Judge granted a second motion extending that date to August 1, 2003. Each utility subsidiary filed its direct testimony and exhibit on August 1. There is a status hearing on September 10, 2003 and no other procedural dates have been set.

Stock Compensation Plans

The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," (SFAS No. 148) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the disclosure requirements of SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As allowed under SFAS Nos. 123 and 148, the Company has chosen to continue accounting for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under both the Long-Term Incentive Compensation Plan (LTIC) and Director Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). There were 426,900 and 550,500 options granted in the nine-month periods of fiscal 2003 and 2002, respectively. There were 12,926 and 12,921 shares sold through the ESPP in the nine-month periods of fiscal 2003 and 2002, respectively.

The following table presents the stock-based employee compensation cost included in reported net income for the three- and nine-month periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Thousands)	2003	2002	2003	2002
Stock appreciation rights	$2,420	$(957)	$2,937	$(1,063)
Director fees paid in stock	451	101	730	193
Restricted stock awards	8	119	814	1,073
Total stock-based compensation cost included in net income	$2,879	$(737)	$4,481	$ 203

Had compensation cost for stock options (under both LTIC and DSOP) and shares issued under the ESPP been determined consistent with SFAS Nos. 123 as amended, and 148, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended June 30,			Nine Months Ended June 30,
(In Thousands, Except Per-Share Amounts)	2003	2002	2003	2002
Net income as reported	$8,013	$1,336	$102,495	$87,351
Pro forma stock option and ESPP compensation expense under SFAS 123	227	413	672	1,186
Pro forma net income	$7,786	$ 923	$101,823	$86,165
Earnings per average common share:
Basic	$ 0.22	$ 0.04	$ 2.86	$ 2.46
Diluted	0.22	0.04	2.85	2.46
Pro forma basic	0.22	0.03	2.84	2.43
Pro forma diluted	$ 0.21	$ 0.03	$ 2.83	$ 2.43

For the three and nine months ended June 30, 2003, options to purchase 470,300 and 580,900 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive. For the three and nine months ended June 30, 2002, 563,900 and 568,900 antidilutive shares were excluded from the computation of diluted earnings per share.

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and nine months ended June 30, 2003 and 2002. The pro forma expense is recognized over the vesting period of the options, the longest of which is 12 months.

Three Months Ended June 30,			Nine Months Ended June 30,
	2003	2002	2003	2002
Expected volatility	25.84%	24.72%	25.80%	24.74%
Dividend yield	4.9%	5.7%	4.9%	5.7%
Risk-free interest rate	2.09%	3.17%	2.13%	3.16%
Expected lives (years)	3	3	3	3
Weighted average fair value	$3.34	$4.83	$3.37	$4.84

Derivative Instruments and Hedging Activities

The Company has hedged various anticipated cash flow transactions through December 2006. The majority of these hedges are related to the Company's forecasted sales of oil and gas produced by its oil and gas subsidiary. During the nine months ended June 30, 2003, the Company recorded in earnings a $19.9 million loss ($12.0 million, net of tax) related to oil and gas hedge activity. The majority of this activity was recorded in accumulated other comprehensive income (AOCI) as of September 30, 2002 with the exception of gains and losses attributable to hedges entered into and settled during the first nine months of fiscal 2003, which accounted for $3.8 million. The Company anticipates reclassifying, in the next 12 months as the underlying hedged physical transactions are recorded in earnings, $23.5 million of deferred losses from AOCI into earnings, as calculated using commodity prices at June 30, 2003. As of June 30, 2003, the Company has $49.7 million of derivative liabilities, $7.3 million of derivative assets and cumulative deferred losses in AOCI of $25.6 million, net of taxes, related to oil and gas cash flow hedges.

The Company's Midstream Services segment also uses derivative instruments to hedge its storage and transportation assets. As of June 30, 2003, the recorded loss in AOCI related to this activity is $0.5 million, net of taxes. The Company anticipates reclassifying all of this activity into earnings over the next 12 months as the underlying hedged physical transactions are recorded in earnings.

The Company also records adjustments to AOCI to reflect its share of AOCI amounts recorded by partnerships related to their hedging activity. The Company records an offsetting amount to its investment in the partnership. As of June 30, 2003, the recorded loss in AOCI related to these investments was $4.0 million, net of taxes.

Peoples Gas and North Shore Gas, as part of the gas price protection program, use derivative transactions to mitigate volatility in their respective Gas Charges. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to regulated gas customers, the accounting for these derivative instruments is subject to SFAS No. 71. As of June 30, 2003, Peoples Gas and North Shore Gas have net regulatory liabilities related to these transactions of $20.9 million and $3.3 million, respectively. Any realized gains or losses associated with this activity will be included in gas costs passed through to utility customers.

The Company periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. During this fiscal year, the Company entered into treasury lock agreements totaling $115.0 million that hedged the 10-year treasury component of a portion of the total anticipated 2003 debt financings. On April 24, 2003, in connection with the issuance of the utility subsidiaries' new debt, the Company unwound all of its treasury lock positions resulting in a $0.7 million loss recorded by Peoples Gas and a $0.4 million loss recorded by North Shore Gas to other comprehensive income. This amount will be amortized over the 10-year term of the debt.

Taxes on Revenues

In Illinois, the occupation of delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state, and in some cases municipal, taxes (revenue taxes). The Illinois Public Utility Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed.

As a result, revenue taxes are reported on a gross basis. The billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount representing the expected cash payment of the taxes is included in taxes other than income taxes on the Consolidated Statements of Income. Revenue tax amounts included in revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Peoples Gas	$24,128	$23,289	$123,941	$92,865
North Shore Gas	2,412	2,358	12,712	9,880
Total	$26,540	$25,647	$136,653	$102,745

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that would be affected.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149)." This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It amends SFAS 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. At June 30, 2003, the statement did not alter the Company's current reporting practices or disclosures. The Company has begun to evaluate the impacts of adopting SFAS No. 149 but at this time has not been able to determine whether the impacts, if any, will be material to the Company's results of operations or financial position.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." Under FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.

The Company's only off-balance sheet financing is through its equity method investments, none of which qualify as a Variable Interest Entity. The Company does not expect FIN 46 to significantly affect the Company's financial condition or results of operations upon adoption as of July 1, 2003.

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

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and in certain circumstances requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. While the Company was not required to recognize a liability for any of its existing guarantees, it has, however, expanded the disclosure of certain guarantees.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 2002. Adoption of this standard by the Company on October 1, 2002 did not have a significant effect on the Company's financial condition or results of operations.

The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001. These statements, in part, clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS Nos. 141 and 142 require contractual mineral rights to be classified as intangible assets rather than tangible assets. If it is determined that certain mineral rights should be reclassified, the Company's oil and gas properties would be reduced by approximately $55.0 million and $14.0 million and intangible assets will be increased by a like amount at June 30, 2003 and September 30, 2002, respectively, representing costs incurred from the effective date of October 1, 2001. The applicable provisions of SFAS Nos. 141 and 142 impact only the balance sheet and associated footnote disclosure. Any reclassifications necessary would not impact the Company's cash flows or results of operations.

2. BUSINESS SEGMENTS

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments.

Financial data by business segment is presented below.
				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-03	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 267,031	$ -	$ 58,859	$ 50,372	$ 27,988	$ 70	$ (6,173)	$ 398,147
Depreciation, depletion and amortization	16,905	32	106	(171)	10,759	4	23	27,658
Equity investment income (loss)	-	2,900	-	-	722	189	-	3,811
Operating income (loss)	19,121	1,704	(800)	792	10,168	(79)	(6,485)	24,421
Segment capital assets - net	1,546,250	993	5,791	7,403	261,097	1,343	1,423	1,824,300
Investments in equity investees	-	112,282	-	-	20,991	3,943	-	137,216
Capital spending	$ 19,490	$ 504	$ -	$ 282	$ 24,957	$ (264)	$ 711	$ 45,680

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 236,447	$ -	$ 72,893	$ 32,173	$ 14,337	$ 12	$ (8,713)	$ 347,149
Depreciation, depletion and amortization	17,358	30	171	488	6,313	6	27	24,393
Equity investment income (loss)	-	1,621	-	-	646	63	-	2,330
Operating income (loss)	8,352	156	2,849	403	4,149	(171)	(4,151)	11,587
Segment capital assets - net	1,537,973	5,551	7,196	9,326	213,588	1,552	975	1,776,161
Investments in equity investees	-	64,713	-	-	27,014	4,348	-	96,075
Capital spending	$ 24,009	$ 261	$ -	$ 240	$ 15,922	$ 8	$ 28	$ 40,468

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-03	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 1,359,823	$ -	$ 233,501	$ 211,935	$ 78,122	$ 141	$ (32,430)	$ 1,851,092
Depreciation, depletion and amortization	50,166	95	319	1,235	31,238	12	70	83,135
Equity investment income (loss)	-	2,690	-	-	55	800	-	3,545
Operating income (loss)	177,603	(740)	9,827	5,100	23,839	15	(16,376)	199,268
Segment capital assets - net	1,546,250	993	5,791	7,403	261,097	1,343	1,423	1,824,300
Investments in equity investees	-	112,282	-	-	20,991	3,943	-	137,216
Capital spending	$ 52,257	$ 2,173	$ 15	$ 825	$ 76,714	$ 624	$ 718	$ 133,326

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 941,591	$ -	$ 130,139	$ 140,057	$ 49,656	$ 31	$ (13,942)	$ 1,247,532
Depreciation, depletion and amortization	51,385	89	578	1,308	20,230	24	77	73,691
Equity investment income (loss)	-	(1,607)	1,297	-	(1,758)	312	-	(1,756)
Operating income (loss)	171,944	(5,380)	9,428	1,672	13,942	(580)	(19,582)	171,444
Segment capital assets - net	1,537,973	5,551	7,196	9,326	213,588	1,552	975	1,776,161
Investments in equity investees	-	64,713	-	-	27,014	4,348	-	96,075
Capital spending	$ 63,826	$ 8,737	$ 4,156	$ 454	$ 36,192	$ 592	$ 103	$ 114,060

3. EQUITY INVESTMENTS

The Company has several investments that are accounted for as unconsolidated equity method investments. During the second quarter of fiscal 2002, the Company acquired Enron Midwest LLC's 50 percent interest in enovate LLC (enovate), its partnership with Enron. Results from this business were recorded in the Midstream Services segment as a consolidated subsidiary from March 2002 until enovate was liquidated in September 2002. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments were material at June 30, 2003. The Company records its share of income gains and losses based on financial information it receives from the partnerships. The Company is not a managing partner in any of these investments.

The following table summarizes the aggregate financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2003	2002	2003	2002
Revenues	$ 42,223	$ 48,442	$ 96,349	$ 158,599
Operating income	20,205	17,160	40,709	25,580
Interest expense	8,537	12,151	26,429	31,958
Net income (loss)	11,849	5,512	14,944	(5,833)
Total assets	848,336	752,544	848,336	752,544
Total liabilities	460,217	524,868	460,217	524,868

The following table presents the Company's equity method investment ownership percentage and related equity investment income (loss).

		Ownership Percentage		Equity Investment Income (Loss)
				Three Months Ended		Nine Months Ended
		At June 30,		June 30,		June 30,
Investment	Segment	2003	2002	2003	2002	2003	2002
Elwood	Power	50%	50%	$1,406	$1,621	$(1,849)	$(1,607)
SCEP (*)	Power	27%	30%	1,494	--	4,539	--
enovate (*)	Midstream	0%	0%	--	--	--	1,297
EnerVest	Oil and Gas	30%	29%	722	646	55	(1,758)
Trigen-Peoples	Other	50%	50%	189	69	797	338
NGV (*)	Other	0%	50%	--	(6)	3	(26)
Total equity investment income (loss)				$3,811	$2,330	$3,545	$(1,756)

Undistributed partnership income included in the Company's retained earnings at the end of each period				$6,015	$13,743	$6,015	$13,743

(*) The Company's investment interest in SCEP began in the fourth quarter of fiscal 2002. The Company liquidated its investments in enovate and NGV in the second quarter of fiscal 2002 and the first quarter of fiscal 2003, respectively.

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

In 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company (EJ&E) and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

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

In May 2003, the EPA sent a special notice of liability letter to EJ&E, GMC, Larson Marine Services, North Shore Gas and the City of Waukegan requesting that the parties enter into formal negotiations with the EPA regarding both cost reimbursement and performance of the selected remedial activities in the ROD. In July 2003, North Shore Gas and three of the other PRPs (EJ&E, GMC and Larsen Marine Services) submitted a proposal to the EPA to finance and perform the ROD remedy. The City of Waukegan declined to participate in the proposal and instead submitted a request to the EPA to amend the ROD so as to make the remedy and clean-up standard consistent with various proposed future uses of the Waukegan Site, including urban residential development.

At this time, management is unable to determine whether, or to what extent, the change in ownership, change in zoning, enactment of the ordinance or request to amend the ROD will affect remedial costs at the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring liabilities incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 2003, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $124.7 million; for North Shore Gas the total was $37.7 million; and for the Company on a consolidated basis the total deferred was $162.4 million. Each of these amounts includes management's best estimates of the costs the utilities will spend in investigating and remediating the manufactured gas sites. Management estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $65.6 million; for North Shore Gas, $26.8 million; and for the Company on a consolidated basis, $92.4 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. The utilities have reached settlement agreements with several of the insurance carriers. The utilities are applying portions of the proceeds from these settlements to pay costs otherwise recoverable through rates. The costs deferred at June 30, 2003 have been reduced by the portions of the settlement proceeds that have yet to be applied to pay such costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at June 30, 2003 have not been reduced to reflect recoveries from other insurance carriers.

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

5. ACCOUNTS RECEIVABLE

Accounts receivable balances for the Company includes accrued unbilled revenues of $36.1 million, $32.1 million and $30.3 million at June 30, 2003, September 30, 2002 and June 30, 2002, respectively, related primarily to Gas Distribution operations. Accounts receivable balances for Peoples Gas includes accrued unbilled revenues of $21.1 million, $21.0 million and $20.6 million at June 30, 2003, September 30, 2002 and June 30, 2002, respectively. Accounts receivable balances for North Shore Gas includes accrued unbilled revenues of $3.8 million, $3.4 million and $3.0 million at June 30, 2003, September 30, 2002 and June 30, 2002, respectively. Accounts receivable balances for Peoples Energy Services includes accrued unbilled revenues of $11.2 million, $7.6 million and $6.7 million at June 30, 2003, September 30, 2002 and June 30, 2002, respectively.

The following table presents the status of customer accounts receivable balances of the Company's utility subsidiaries.

	Peoples Gas			North Shore Gas
	Accounts Receivable Balance At			Accounts Receivable Balance At
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2003	2002	2002	2003	2002	2002
	(Dollars in Millions)

Gross customer accounts receivable	$ 236.0	$ 152.4	$ 211.3	$ 26.9	$ 14.0	$ 18.5
Reserve for uncollectible accounts	29.5	31.6	35.3	1.1	0.5	0.7
Net customer accounts receivable	$ 206.5	$ 120.8	$ 176.0	$ 25.8	$ 13.5	$ 17.8

Reserve for uncollectible accounts
as a percent of gross customer
accounts receivable	12.5%	20.7%	16.7%	4.1%	3.6%	3.8%

The provision rate for uncollectible accounts at Peoples Gas was increased beginning in the first quarter of fiscal 2003 from 2.0 percent of revenues to approximately 2.5 percent in order to conservatively manage the possible impact on future collections of higher customer bills due to higher natural gas prices and colder weather. Based on an ongoing review of estimated future utility charge offs, Peoples Gas recorded an additional $5.0 million provision in the third quarter to increase the reserve for uncollectible accounts to $29.5 million at June 30, 2003. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. However, the reserve for uncollectible accounts remains an estimate and could require further adjustments if circumstances change.

The following table details Peoples Gas' aging of customer accounts receivable balances:

	Total
	Accounts		Past Due
	Receivable	Current	30-89 Days	90-149 Days	Over 150 Days
	(Dollars in Millions)

June 30, 2003	$236.0	$74.5	$75.7	$48.3	$37.5
Percentage	100	32	32	20	16

September 30, 2002	$152.4	$53.2	$21.7	$19.0	$58.5
Percentage	100	35	14	13	38

June 30, 2002	$211.3	$68.8	$51.4	$30.1	$61.0
Percentage	100	33	24	14	29

June 30, 2001	$405.1	$92.1	$116.1	$130.5	$66.4
Percentage	100	23	29	32	16

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company in the reported periods includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges. Total comprehensive income (loss) for the Company consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
(In Thousands)
Comprehensive Income
Net income	$ 8,013	$ 1,336	$ 102,495	$ 87,351
Other comprehensive income (loss), net of tax	(3,283)	(1,607)	(17,992)	(14,241)

Total comprehensive income	$ 4,730	$ (271)	$ 84,503	$ 73,110

Peoples Gas and North Shore Gas did not record any amounts to other comprehensive income, therefore total comprehensive income for Peoples Gas and North Shore Gas is the same as net income as shown on the their respective income statements.

7. COMMON STOCK

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time-to-time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of June 30, 2003, 858,300 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $32.4 million. Subsequent to June 30, 2003, and through August 12, 2003, the Company has not issued any additional shares through the program.

In addition, the Company issues common stock through other plans such as direct purchase and investment and employee stock purchase plans. Stock activity for the three- and nine-month periods is shown below.

	Three Months Ended		Nine Months Ended
	June 2003 vs. March 2003		June 2003 vs. September 2002
(Dollars in thousands)	Shares	Dollars	Shares	Dollars
Shares outstanding - beginning of period	35,852,944	$ 315,097	35,459,006	$ 301,699
Shares issued:
Employee Stock Purchase Plan	5,467	$ 210	12,926	$ 452
Long-Term Incentive Compensation Plan - net	31,489	866	70,757	855
Equity program shares issued	652,300	24,400	858,300	32,445
Directors Deferred Compensation Plan	-	-	6,142	187
Direct Purchase and Investment Plan	75,302	2,857	210,371	7,792
Total activity for the period	764,558	$ 28,333	1,158,496	$ 41,731

Shares outstanding - end of period	36,617,502	$ 343,430	36,617,502	$ 343,430

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the fiscal 2003 third quarter ended June 30, 2003 was $8.0 million, or $0.22 per diluted share, compared with $1.3 million or $0.04 per diluted share for the prior year third quarter. Fiscal year-to-date net income was $102.5 million or $2.85 per diluted share, compared to $87.3 million or $2.46 per diluted share a year-ago. Operating income for the third quarter and fiscal year-to-date totaled $24.4 million and $199.3 million, respectively, versus $11.6 million and $171.4 million in the same periods last year.

The increase in the current quarter versus last year reflects 60 percent higher operating results from the diversified energy businesses, as well as the impact of last year's $17.0 million charge to increase the reserve for uncollectible accounts in the Gas Distribution business, partially offset by a $5.0 million increase to the reserve in the current third quarter. Before the impact of these two adjustments, quarter-over-quarter results were essentially flat. Much higher operating income from the diversified energy businesses and the impact of a reduction to the utility revenue tax accruals were offset by lower pension credits, lower utility margin and higher corporate expenses due to the impact on equity compensation expenses resulting from a higher Peoples Energy stock price as of June 30, 2003.

For the year-to-date period, the $27.9 million positive variation in operating income is due primarily to a $19.0 million improvement in operating results from the diversified energy businesses, as well as colder weather in the Gas Distribution segment and a reduction in the utility tax accrual, partially offset by significantly lower pension credits.

A summary of variations affecting the Company's net income between periods is presented below, followed by explanations of significant differences.

	Fiscal 2003 vs. Fiscal 2002
	Three Months	Nine Months
(In Thousands)	Ended	Ended
Revenues	$ 50,998	$ 603,560
Operating Expenses:
Cost of energy sold	38,848	503,455
Operation and maintenance	441	39,905
Depreciation, depletion and amortization	3,265	9,444
Taxes, other than income taxes	(2,909)	28,233
Total Operating Expenses	39,645	581,037
Equity investment income (loss)	1,481	5,301
Operating Income	12,834	27,824
Other income and expense - net	(628)	(4,924)
Interest expense	(1,581)	(6,155)
Earnings Before Income Taxes	13,787	29,055
Income tax expense	7,110	13,911
Net Income	$ 6,677	$ 15,144

Revenues and cost of energy sold increased $51.0 million to $398.1 million and $38.8 million to $238.1 million, respectively, for the three months ended June 30, 2003. For the nine-month period, revenues and cost of energy sold increased $603.6 million to $1,851.1 million and $503.5 million to $1,165.8 million. Higher gas prices in the current fiscal year were a major factor in the quarter and fiscal year-to-date variations. Additionally, colder weather in the nine-month period contributed to increased sales and related gas costs in the Gas Distribution, Retail Energy Services and Midstream Services segments. Revenues were also impacted by increased production in the Oil and Gas Production segment.

Operation and maintenance expense for the current quarter increased modestly by $0.4 million to $84.1 million. Significant offsetting items include a $5.0 million current quarter charge to increase the reserve for uncollectible accounts compared to a $17.0 million charge in the previous year; a current quarter net increase in equity compensation expenses of $3.4 million; lower current quarter pension credits of $2.6 million; and higher environmental costs of $1.8 million. For the nine-month period, operation and maintenance expense increased $39.9 million to $261.6 million due primarily to lower pension credits of $19.4 million; increased provision for uncollectible accounts of $7.4 million and higher group insurance expenses of $2.5 million. The fiscal 2003 pension credits for the three and nine months ended June 30, 2003 are $1.7 million and $0.5 million, respectively.

Depreciation, depletion and amortization increased by $3.3 million to $27.6 million for the quarter and $9.4 million to $83.1 million for the nine-month period as a result of increased production in the oil and gas business directly related to additional acquisitions and its ongoing drilling program.

Taxes, other than income taxes for the quarter decreased $2.9 million to $27.7 million as a result of a $5.6 million adjustment in the municipal and state utility tax accrual offset by taxes on higher revenues. For the nine-month period, taxes, other than income taxes increased $28.2 million to $144.8 million due to higher revenues caused by higher gas prices and increased deliveries caused by colder weather, offset by a $9.6 million adjustment to the municipal and state tax accrual.

Equity investment income increased for the quarter by $1.5 million to $3.8 million and $5.3 million to $3.5 million for the nine-month period primarily resulting from equity investment income generated from the Southeast Chicago Energy Plant (SCEP).

Other income, net of other expense, declined by $0.6 million in the third quarter and $4.9 million on a year-to-date basis compared to the same periods last year. A reduction in interest income along with a gain on the disposition of property in the prior year period contributed to the fiscal year-to-date variation. Interest expense declined $1.6 million in the third quarter to $12.0 million and $6.2 million to $37.4 million on a year-to-date basis due to lower interest rates and reduced average borrowings outstanding.

Income taxes increased $7.1 million to $5.1 million and $13.9 million to $61.1 million, respectively, due primarily to higher pretax income along with the expiration on December 31, 2002 of Section 29 income tax credits related to the Oil and Gas Production segment.

A summary of the Company's operating income by segment, and variations between periods, is presented below.

	Three Months Ended		Nine Months Ended		Increase/(Decrease)
	June 30,		June 30,		Three Months	Nine Months
(In Thousands)	2003	2002	2003	2002	Ended	Ended
Operating Income:
Gas Distribution	$ 19,121	$ 8,352	$ 177,603	$ 171,944	$ 10,769	$ 5,659
Power Generation	1,704	156	(740)	(5,380)	1,548	4,640
Midstream Services	(800)	2,849	9,827	9,428	(3,649)	399
Retail Energy Services	792	403	5,100	1,672	389	3,428
Oil and Gas Production	10,168	4,149	23,839	13,942	6,019	9,897
Other	(79)	(171)	15	(580)	92	595
Corporate and Adjustments	(6,485)	(4,151)	(16,376)	(19,582)	(2,334)	3,206
Total Operating Income	$ 24,421	$ 11,587	$ 199,268	$ 171,444	$ 12,834	$ 27,824

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Peoples Gas and North Shore Gas purchase, store, distribute, sell and transport natural gas to approximately one million customers (843,000 for Peoples Gas and 151,000 for North Shore Gas). Peoples Gas' 4,000 mile distribution system serves the City of Chicago and North Shore Gas' 2,000 mile distribution system serves 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial retail sales and transportation accounts, and provides a broad foundation that is not concentrated with any particular group of customers. Peoples Gas also owns a storage facility in central Illinois and a pipeline that connects the storage facility and seven major interstate pipelines to Chicago.

Revenues of Peoples Gas and North Shore Gas are directly impacted by fluctuations in weather because both companies have a large number of heating customers. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. A common statistic used as an indicator of the affect of weather is Heating Degree Days (HDD). A HDD is a unit of measure used to represent each degree that the mean temperature for a 24-hour period is less than 65 degrees Fahrenheit.

Revenues of Peoples Gas and North Shore Gas are also affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a normal gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts and working capital needs. (See Note 5 of the Notes to Consolidated Financial Statements.)

The following table sets forth gross and net margin and degree day statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended		Nine Months Ended
Margin Data	June 30,		June 30,		2003 vs. 2002
(In Thousands)	2003	2002	2003	2002	Three Months	Nine Months
Gas Distribution revenues:
Sales
Residential
Heating	$ 188,321	$ 167,910	$ 1,005,401	$ 672,178	$ 20,411	$ 333,223
Non-heating	11,751	12,241	40,876	36,202	(490)	4,674
Commercial	29,571	24,388	158,467	97,193	5,183	61,274
Industrial	4,495	5,070	29,068	17,770	(575)	11,298
Total sales	234,138	209,609	1,233,812	823,343	24,529	410,469

Transportation
Residential	7,229	6,586	33,297	27,758	643	5,539
Commercial	9,114	9,325	44,428	39,576	(211)	4,852
Industrial	3,540	4,449	16,937	16,776	(909)	161
Contract pooling	8,433	3,704	19,335	7,430	4,729	11,905
Total transportation	28,316	24,064	113,997	91,540	4,252	22,457

Other Gas Distribution revenues	4,577	2,774	12,014	26,708	1,803	(14,694)

Total Gas Distribution revenues	267,031	236,447	1,359,823	941,591	30,584	418,232
Less: Gas costs	140,187	109,596	783,391	424,929	30,591	358,462
Gross margin	126,844	126,851	576,432	516,662	(7)	59,770
Less: Revenue taxes	19,921	24,768	121,824	99,296	(4,847)	22,528
Environmental costs recovered	3,262	1,439	20,119	5,266	1,823	14,853
Net margin *	$ 103,661	$ 100,644	$ 434,489	$ 412,100	$ 3,017	$ 22,389

Gas Distribution deliveries (MDth):
Gas sales
Residential
Heating	17,132	20,046	117,590	103,382	(2,914)	14,208
Non-heating	621	772	2,766	2,909	(151)	(143)
Commercial	2,990	3,194	19,445	15,995	(204)	3,450
Industrial	503	779	3,878	3,378	(276)	500
Total gas sales	21,246	24,791	143,679	125,664	(3,545)	18,015

Transportation
Residential	4,190	4,174	22,173	19,776	16	2,397
Commercial	7,397	8,366	39,631	36,845	(969)	2,786
Industrial	4,969	5,716	20,542	20,849	(747)	(307)
Total transportation	16,556	18,256	82,346	77,470	(1,700)	4,876

Total Gas Distribution deliveries	37,802	43,047	226,025	203,134	(5,245)	22,891

Gross margin per Dth delivered	$ 3.36	$ 2.95	$ 2.55	$ 2.54	$ 0.41	$ 0.02

Net margin per Dth delivered	$ 2.74	$ 2.34	$ 1.92	$ 2.03	$ 0.40	$ (0.11)

Actual heating degree days	848	854	6,570	5,581	(6)	989
Normal heating degree days	774	774	6,307	6,307

Heating degree days as a percent of
normal (actual/normal)**	110	110	104	88

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

** Normal HDD are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

The discussion of the Gas Distribution segment variations is primarily the results of Peoples Gas and North Shore Gas activity. Segment results also include the impact of the Company's weather insurance policy, which is recorded by Peoples Energy. This policy protects earnings when weather falls below 6,000 HDD. This is a five year policy scheduled to expire at the end of fiscal 2004. Prior period revenues for the three-month period includes a $3.1 million adjustment to weather insurance income. Prior period revenues for the nine-month period includes $7.2 million in weather insurance income. There are no weather insurance accruals reflected in the current period.

Revenues for Peoples Gas for the three-month period increased $21.9 million over the previous period resulting from higher gas prices. Revenues for the nine-month period increased $355.3 million over the previous period resulting from higher gas prices and from increased deliveries due to weather that was almost 18 percent colder, or 989 HDD ($25.1 million). Operating income for the three- and nine-month periods increased $9.9 million and $11.5 million, respectively, compared with the previous periods. The previous fiscal quarter included a $17.0 million increase to the reserve for uncollectible accounts related to the winter of fiscal 2001, which favorably impacted the current year comparisons. Another factor positively affecting both the three and nine-month periods was a reduction in the municipal and state utility tax accrual ($5.6 million and $9.7 million). The over-accruals resulted primarily from the effect of higher uncollectibles on the tax liabilities, which are paid based upon cash receipts. However, partially offsetting these positive impacts was a $5.0 million charge in the current quarter to boost the reserve for uncollectible accounts. Additionally, lower pension credits of $2.1 million and $17.4 million for the three and nine months ended, respectively, lowered operating income. The fiscal 2003 pension credits are $2.3 million and $2.2 million for the three- and nine-month periods, respectively. The decrease in pension credits were expected due to the ongoing effects of both lower pension plan returns and the effect of falling interest rates on the discount rate.

The fluctuation in net margin per dekatherm delivered for the current periods versus the same periods last year reflect the variation in margin primarily caused by weather impacts. The Company's rate structure establishes a lower unit cost as volumes delivered to a customer increase. Other items affecting net margins include the revenue tax accrual adjustments and a decrease in other gas distribution revenues primarily reflecting weather insurance accrued last year.

The provision rate for uncollectible accounts at Peoples Gas was increased beginning in the first quarter of fiscal 2003 from 2.0 percent of revenues to approximately 2.5 percent in order to conservatively manage the possible impact on future collections of higher customer bills due to higher natural gas prices and colder weather. Based on an ongoing review of estimated future utility charge offs, Peoples Gas recorded an additional $5.0 million provision in the third quarter to increase the reserve for uncollectible accounts to $29.5 million at June 30, 2003. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. However, the reserve for uncollectible accounts remains an estimate and could require further adjustments if circumstances change.

The utilities have implemented more aggressive policies in an attempt to improve the collection of accounts receivable, such as: requiring deposits from customers identified as high risk for payment problems; prioritizing and expediting disconnection of service to delinquent accounts; utilizing letter writing campaigns and outbound calling to medium- and low-risk customers with delinquent accounts; faster reporting of delinquent accounts to credit reporting agencies and using secondary collection agents when primary collection agents are not successful.

Revenues for North Shore Gas for the three-month period increased $5.6 million over the prior period resulting from higher gas prices. Revenues for the nine-month period increased $70.1 million over the prior period resulting from higher gas prices and from increased deliveries due to weather that was almost 18 percent colder, or 989 HDD ($3.6 million). Operating income for the three-month period decreased $2.3 million. Operating income for the nine-month period increased $1.4 million. Contributing to the income variations was an increase in pension expense of $0.5 million and $1.8 million for the three- and nine-month periods, respectively. The fiscal 2003 pension expense is $0.4 million and $1.1 million for the three- and nine-month periods, respectively.

Power Generation Segment

The Power Generation segment, through Peoples Energy Resources, is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. The Company and Dominion Energy, Inc. (Dominion) are equal investors in Elwood Energy L.L.C. (Elwood), which owns and operates a 1,400-megawatt peaking facility near the City of Chicago. Power generated by Elwood is sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America, LLC (Engage) and Aquila, Inc. (Aquila). The Company has a 27 percent interest in SCEP, a partnership with Exelon, that owns and operates a 350-megawatt facility. The Power Generation segment is also developing three additional sites to partner with or sell to additional investors.

Revenue recognition for the Elwood facility is based on contract provisions, which assign higher value to summer capacity. The majority of Elwood's annual capacity revenues are recognized in the June to September period, resulting in operating losses in the first and second quarters. Revenue is recognized by SCEP evenly across the fiscal year based on contract provisions.

Operating income for the three-month period increased $1.5 million. The operating loss for the nine-month period amounted to $0.7 million, compared to a previous period loss of $5.4 million. The improvement for both periods was primarily due to equity investment income generated from the 350-megawatt SCEP plant, which began commercial operations in July 2002. Because the majority of Elwood's capacity revenues are recognized in the June to September period, Elwood recorded operating losses during the first two fiscal quarters.

Moody's Investors Service (Moody's) and Standard & Poor's Ratings Services (S&P) have downgraded Aquila's senior unsecured debt rating to below investment grade. As a result of Aquila's credit rating downgrades and consistent with the requirements of its power sales contracts, Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to 12 months of capacity payments. Under its power sales agreement with Elwood, Aquila continues to make monthly capacity payments of approximately $3.1 million on time. However, as previously reported, Aquila has informed Elwood that it would like to discuss restructuring or terminating its contracts. In the event Aquila does not fulfill its payment obligations or terminates its power sales contracts and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced equity investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment

The Midstream Services segment is engaged in wholesale activities that provide services to marketers, utilities, pipelines and gas-fired power generation facilities in the upper Midwest. The segment's services are asset-based by virtue of having the physical ability to deliver the gas. The phrase "asset-based" is intended to differentiate Peoples Energy's business from that of certain marketers in the wholesale natural gas business who enter into gas supply and storage contracts without any means of delivering the physical commodity, intending instead to always settle with counterparties on the delivery date through the payment of money without delivery of gas. In addition, Peoples Gas owns and operates a natural gas hub and Peoples Energy Resources owns a natural gas liquids peaking facility. Period-to-period comparisons can have large fluctuations caused by volatility in the energy markets.

Revenues for the three-month period decreased $14.0 million as compared with the previous period. Revenues for the nine-month period increased $103.4 million as compared with the previous period. The Company is expanding its wholesale marketing and asset management activities, which are now performed in a 100 percent owned subsidiary and therefore, year-to-date revenues and expenses have increased versus last year.

Operating income for the three-month period decreased $3.6 million compared with the prior period. The reduction was primarily due to lower wholesale marketing results ($1.7 million), as well as income in the year-ago period associated with the termination of the equity investment in enovate. Operating income for the nine-month period increased $0.4 million compared with the prior period. Higher operating income in the current year resulted from wholesale marketing and asset management activities ($2.1 million), mostly offset by income in the prior year associated with enovate.

Retail Energy Services Segment

The Retail Energy Services segment provides energy, including energy alternatives, to industrial, commercial and residential customers regionally within Illinois. Residential customer choice for Illinois became available during the period of March through May 2002, for both gas and electricity.

During the third quarter, Peoples Energy Services entered into an agreement to become the natural gas provider for the State of Illinois. Under this agreement, Peoples Energy Services will provide nearly three BCF of natural gas to the State of Illinois facilities resulting in an estimated five percent increase in total natural gas volumes for this segment.

Revenues for the three- and nine-month periods increased $18.2 million and $71.9 million, respectively, compared with the previous periods. The improvement was due primarily to customer growth, colder weather and to increases in natural gas commodity prices and deliveries. Gross margin for the three- and nine-month periods increased $0.5 million and $4.2 million, respectively. Higher electric margins and customer growth positively impacted operating results for both periods, while the fiscal year-to-date comparison also benefited from higher gas margins. Operating income for the three- and nine-month periods increased $0.4 million and $3.4 million, respectively, reflecting the benefits of the increased margins offset partially by increased operating expenses associated with the segment's growth.

The following table summarizes operating statistics for Peoples Energy Services, the main contributor to the Retail Energy Services segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Thousands, Except Customers)	2003	2002	2003	2002
Gas sales sendout (Dth)	7,919	6,805	35,780	31,338
Number of gas customers*	16,798	10,452	16,798	10,452
Electric sales sendout (Mwh)	216	190	656	642
Number of electric customers*	1,377	945	1,377	945

*Actual number of customers at end of each reporting period.

Oil and Gas Production Segment

The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. Business is pursued through direct ownership interests in oil, gas and mineral leases. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Peoples Energy Production also has an equity investment in EnerVest ($21.0 million as of June 30, 2003), which develops and manages a portfolio of oil and gas producing properties. Results from the equity investment in EnerVest continued to show operating improvement. Equity investment income increased $1.8 million for the year-to-date period as compared to the prior year. The Company and its partners continue to review alternatives as to how to maximize the value of this investment.

Certain producing properties owned by Peoples Energy Production qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits were computed based on units of production and recorded to income as earned. These credits expired on December 31, 2002. The amount of Section 29 income tax credits that were recorded to income for the three months ended June 30, 2002 was $1.0 million. The amount recorded to income for the nine months ended June 30, 2003 and 2002 was $1.1 million and $3.4 million, respectively.

In November 2002, the Company acquired an interest in five properties in south Texas and the upper Texas gulf area from a subsidiary of Magnum Hunter Resources, Inc. (Magnum Hunter). The reserves acquired, 99 percent of which are natural gas, were purchased for approximately $33.0 million and added approximately 11 MMcfe per day production at the time of the acquisition. In April of 2003, the Company acquired additional interest in the Corpus Christi West Field from Royal Production and several affiliated entities for approximately $9.0 million. This acquisition added more than 2 MMcfe per day production at the time of the acquisition.

Revenues for the three- and nine-month periods increased $13.7 million and $28.5 million, respectively, compared with the previous periods. Operating income for the three- and nine-month periods increased $6.0 million and $9.9 million, respectively, compared with the previous periods. Last year's fiscal year results included the one time benefit of a settlement on hedges of $5.1 million. Excluding that impact, year-to-date results tripled due mainly to improved commodity prices and increased production. Realized gas prices increased from $3.18 and $3.08 per Mcf in the previous periods to $4.31 and $4.12 per Mcf in the current periods, respectively. Three months ended and fiscal year-to-date 2003 gas production increased to 64.4 MMcf per day and 62.5 MMcf per day compared with 43.0 MMcf per day and 45.9 MMcf per day for the previous periods. Oil production increased from 1.0 and 1.1 MBbls per day in the previous periods to 1.3 and 1.3 MBbls per day for the current quarter and fiscal year-to-date. The increase in production in both periods was due to the impact of the acquired properties and the success of the Company's drilling program. The acquired properties contributed 12.8 MMcfe per day and 10.5 MMcfe per day for the three- and nine-month periods, respectively. The drilling program offset normal production decline and added 8.6 Mmcfe per day and 6.1 MMcfe per day for the three- and nine-month periods.

As of June 30, 2003, the Company had hedges in place for 4,665,000 Mmbtus, or about 75 percent, of its remaining expected fiscal 2003 production. Of the hedges in place, approximately 55 percent are swaps at an average price of $3.50 per MMbtu. The remainder are no cost collars with a weighted average floor price of $3.85 per MMbtu and a weighted average ceiling price of $4.80 per MMbtu. The majority of these hedges are valued against the New York Merchantile Exchange's Henry Hub Natural Gas Contract. In addition, as of June 30, 2003, the Company had hedges in place for 65,800 Bbls of its remaining expected fiscal 2003 oil production at an average price of $21.25 per Bbl. The oil hedges are valued using the average daily price for the month for the New York Merchantile Exchange's West Texas Intermediate Cushing, Oklahoma Oil Contract.

As of June 30, 2003, the Company had in place hedges covering about 60 percent of estimated fiscal 2004 production, assuming 10 percent growth over fiscal 2003 production. Of the hedges in place, approximately 60 percent are swaps at an average price of $3.56 per MMbtu. The remainder are collars with a weighted average floor price of $3.71 per MMbtu and a weighted average ceiling price of $5.79 per MMbtu.

The following table summarizes operating statistics for the Oil and Gas Production segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Total production - gas equivalent (MMcfe) (1)	6,574	4,488	19,138	14,385
Daily average production - gas equivalent (MMcfed) (1)	72.2	49.3	70.1	52.7
Gas production as a percentage of total	89%	87%	89%	87%
Net realized gas prices received - ($/Mcf)	4.31	3.18	4.12	3.08
Net realized oil price received - ($/Bbl)	22.72	19.65	22.53	19.08
Depreciation, depletion and amortization rate ($/Mcfe)	1.63	1.40	1.62	1.40
Average lifting costs	$0.42	$0.44	$0.41	$0.38
Average production taxes	$0.41	$0.13	$0.38	$0.11

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

The increase in the depreciation, depletion and amortization rate was caused by the inclusion of costs to develop reserves that were previously classified as proved, undeveloped and the transfer of acquisition and development costs and reserves related to properties previously classified as probable, which are now classified as proved. These costs have been added to the depreciation, depletion and amortization pool.

The increase in average production taxes is the result of increased revenues during fiscal 2003. In most states, production taxes are assessed as a percentage of revenues before the impact of hedges. Revenues, excluding hedges, for the third quarter and nine months ended June 30, 2003 increased 118 percent and 150 percent respectively, compared to the same periods in 2002.

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

The revenues, operating expense and operating income variations for the three- and nine-month periods were insignificant as compared with the year-ago periods.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are included in Corporate and Adjustments.

The operating loss for the three- and nine-month periods was $6.5 million and $16.4 million compared to $4.2 million and $19.6 million in the previous periods, respectively. Increased losses in the quarter were primarily due to higher compensation expense resulting from the impact of the higher Peoples Energy stock price on the value of stock appreciation rights. For the fiscal year, losses declined mainly due to lower compensation expense and a continued focus on reducing corporate costs.

Other Income and Expense

Other income, net of other expense, for the three- and nine-month periods for the Company decreased $0.6 million and $4.9 million compared with the previous periods due mainly to a reduction in interest income ($0.5 million and $2.6 million). Also contributing to the decrease was a previous period gain on the disposition of property ($1.7 million). The following items are included in this category:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2003	2002	2003	2002
Interest income from Company cash investment	$ 421	$ 647	$ 1,557	$ 1,905
Interest income on notes receivable	-	285	-	2,011
Gain on sale of land	-	-	-	1,748
Miscellaneous other - net	240	357	194	1,011
Other income and expense	$ 661	$ 1,289	$ 1,751	$ 6,675

Other income, net of other expense, for Peoples Gas for the three-month period remained relatively flat. For the nine-month period, other income, net of other expense decreased $1.4 million due mainly to a previous period gain on the disposition of property ($1.7 million).

Interest Expense

Interest expense for the Company for both the three- and nine-month periods decreased $1.6 million and $6.2 million, respectively, as compared to the previous periods, due to both lower interest rates and lower average borrowing requirements. The reduction was primarily the result of lower interest rates on variable rate debt, the retirement or refinancing of higher cost notes and bonds, and, for the nine-month period, increased use of commercial paper. Average borrowing requirements were reduced due to a combination of factors including increased cash flow from the diversified businesses and increased issuances of common stock.

For Peoples Gas, the interest expense variation for the three-month period was insignificant. For the nine-month period, interest expense decreased $1.1 million as compared to the previous period due to lower interest rates on variable rate debt, to the refinancing of higher cost notes and bonds, and to financing short-term needs principally with commercial paper in the current period and principally with higher cost notes in the prior period.

For North Shore Gas, interest expense for the three- and nine-month periods decreased $0.4 million and $1.1 million, respectively, as compared with the previous periods, primarily due to lower interest rates.

Fiscal Outlook

The Company continues to estimate that fiscal 2003 earnings will be in the range of $2.85 to $2.95 per share assuming, for the remainder of the fiscal year, normal weather and a $5.25 per MMbtu average Henry Hub natural gas price index.

Given the lower interest rate environment compared to a year ago, the Company will likely use lower pension and postretirement benefit accounting discount rate assumptions, compared to fiscal year 2003, for the calculation of fiscal year 2004 pension and postretirement benefit expenses. Although assumptions are not finalized, the current projection for fiscal 2004 pension and postretirement benefit expense is at the high end of a previously communicated range of $6.0 million to $11.0 million, compared to a forecasted fiscal 2003 credit of $1.6 million. In conjunction with finalizing the fiscal 2003 actuarial computations, the Company expects to record in the fourth quarter an additional minimum pension liability and related charge to other comprehensive income estimated to be $35.0 million to $43.0 million, or $21.0 million to $26.0 million, net of tax.

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

Other Matters

Accounting Standards. The Company adopted SFAS Nos. 141 and 142 as of October 1, 2001. These statements, in part, clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS Nos. 141 and 142 require contractual mineral rights to be classified as intangible assets rather than tangible assets. (See Note 1 of the Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company for the nine months ended June 30:

	Nine Months Ended June 30,
(In Thousands)	2003	2002
Net cash provided by (used in) operations	$ 231,154	$ 296,695
Net cash provided by (used in) investing activities	$(117,636)	$ 86,349
Net cash provided by (used in) financing activities	$(66,944)	$(351,469)

Cash provided by operations decreased primarily due to an increase in accounts receivable partially offset by the increase in accounts payable. The increase in net cash used in investing activities was due to a prior period repayment of advances and return of capital, primarily made in connection with the expansion of the Elwood facility. The net cash used in financing activities decreased for the current period due to a reduction in short-term debt in the prior period resulting from the project financing of the Elwood facility.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

The Company's total assets at June 30, 2003 increased $212.6 million compared to September 30, 2002.

The increase in total assets from September 30, 2002 was primarily due to an increase in customer accounts receivable of $127.6 million, a result of seasonality, colder weather and higher gas prices. Also, an increase in the oil and gas property of $86.4 million was primarily a result of the Company acquiring an interest in five properties in south Texas and the upper Texas gulf area and developing current properties.

Total debt decreased $35.5 million from September 30, 2002 resulting from a combination of factors including the issuance of common stock and reduced working capital requirements. The composition of the debt has changed due to refinancing of maturing long-term debt and variable rate short-term debt with long-term debt. The temporary LIFO liquidation credit increased $47.9 million due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end. This credit is higher than the June 30, 2002 level due to higher gas prices in the current period.

Within the equity section, the common stock increase of $41.7 million is primarily due to the issuance of 858,300 shares in the continuous equity offering program (see Note 7 of the Notes to Consolidated Financial Statements). The increase in the debit balance in AOCI is mainly due to larger deferred losses on cash flow hedges in place related to future oil and gas production of Peoples Energy Production. These mark-to-market losses result from higher natural gas and oil commodity forward prices compared to the price hedged and will be amortized to income when production is sold.

The change in gas costs recoverable and gas costs refundable is a short-term timing difference between cost of gas delivered by Peoples Gas and North Shore Gas and the gas costs billed to customers.

Other changes compared to September 30, 2002 include the increase in accounts payable, which is primarily due to the increase in gas costs resulting from higher gas prices and the higher demand due to the colder weather. The decrease in regulatory liabilities is due to a reduction in volumes related to the utilities' price protection program and the transfer of gains realized to reduce gas costs. The decrease in the investment in equity method investees is primarily due to the timing of the distributions from Elwood ($9.2 million) and EnerVest ($6.7 million). Deferred charges include approximately $6.1 million of costs related to developing future power production projects.

Changes in Debt Securities

During the current fiscal year, the Company has taken advantage of the low interest rate environment to refinance existing debt with lower interest rate debt. The following table reports the changes that have occurred in the composition of the Company's debt. In general, debt classified as short-term due to the technical tender provisions was replaced by long-term debt.

Peoples Gas and North Shore Gas utilize mortgage bonds to secure tax-exempt interest rates. The Illinois Development Finance Authority (IDFA) issued matching aggregate principal amounts of 5.00% Gas Supply Refunding Revenue Bonds which are secured by an equal amount of Peoples Gas' or North Shore Gas' 30-year first mortgage bonds.

Changes in Debt Securities
Nine Months Ended
June 30, 2003

(Dollars In Millions)	Issuances		Retirements
First quarter
North Shore Gas			$ 24.7	8%, Series J

Second quarter
Peoples Gas	$ 50.0	5.00% 30-year, Series KK	$ 50.0	6.875%, Series X
	$ 50.0	Variable rate, 30-year (3.05%	$ 50.0	Variable rate, Series GG
		first 5 years), Series LL	$ 100.0
	$ 50.0	4.0% 7-year, Series MM-1
$ 150.0

Third quarter
Peoples Gas	$ 75.0	4.625% 10-year, Series NN-1	$ 75.0	6.37%, Series CC
North Shore Gas	$ 40.0	4.625% 10-year, Series N-1	$ 15.0	6.37%, Series L
	$ 115.0		$ 90.0

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

In addition to cash generated internally by operations, as of June 30, 2003, the Company had credit facilities of $150.0 million, which primarily support its commercial paper borrowing, all of which was available. The Company's credit facilities provide that the lenders under such facilities may terminate the credit commitments and declare any outstanding amounts due and payable if the Company's debt-to-total capital ratio exceeds 65 percent. Also, as of June 30, 2003, Peoples Gas had $117.3 million of credit facilities of which up to $34.0 million may be utilized by North Shore Gas. As of June 30, 2003, all of the line was available except for $0.2 million of the line used to back up three Standby Letters of Credit for Peoples Gas. As of June 30, 2003, neither Peoples Gas nor North Shore Gas had outstanding loans from the Company.

The current credit ratings for the Company, Peoples Gas and North Shore Gas are shown on the table below.

	Corporate Credit Rating	Senior Unsecured Debt	Utility Senior Secured Debt	Corporate Commercial Paper	Utility Commercial Paper
Moody's	A3	A3	Aa3	P-2	P-1
Standard and Poor's	A-	BBB+	A-	A-2	A-2
Fitch Ratings	A	A	AA-	F1	F1

On July 29, 2003 Fitch lowered the Company's senior unsecured rating from A+ to A. For both Peoples Gas and North Shore Gas, the senior secured rating was lowered from AA to AA- and the commercial paper rating was lowered from F1+ to F1. The Company's F1 commercial paper rating was affirmed and the ratings outlook for all three companies was raised from Negative to Stable. Fitch noted that the Company's consolidated business risk profile resulting from its diversification strategy has resulted in leverage and credit protection measures that are more consistent with the revised rating.

Moody's describes double-A rated debt (Aa1, Aa2, and Aa3) as high-grade and single-A rated debt (A1, A2, and A3) as upper-medium-grade. S&P describes A-rated debt (A+, A, and A-) as strong and triple-B rated debt (BBB+, BBB, and BBB-) as adequate. Fitch Ratings (Fitch) describes double-A rated debt (AA+, AA, and AA-) as having a very high credit quality and single-A rated debt (A+, A, and A-) as having high credit quality. The lowest investment grade credit ratings for Moody's is Baa3, for S&P is BBB- and for Fitch is BBB-. Thus, all three credit rating agencies give the Company, Peoples Gas and North Shore Gas investment grade ratings.

Regarding short-term ratings applicable to commercial paper, Moody's describes the P-1 rating as indicating a superior repayment ability and P-2 as indicating a strong repayment ability. S&P describes an A-2 rating as satisfactory. Fitch describes the F1 ratings (F1+ and F1) as indicating the highest credit quality.

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time-to-time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of June 30, 2003, 858,300 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $32.4 million. Subsequent to June 30, 2003, and through August 12, 2003, the Company has not issued any additional shares through the program. In addition, the Company issues common stock through other plans such as direct purchase and investment and employee stock purchase plans. (See Note 7 of the Notes to Consolidated Financial Statements.)

Off-balance Sheet Financing

Off-balance sheet debt at June 30, 2003 and June 30, 2002 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples ($15.4 million and $15.7 million), EnerVest ($2.7 million and $15.1 million) and Elwood ($191.1 million and $198.2 million).

Financial Uses

Capital Spending. In the nine-month period ended June 30, 2003, the Company spent $133.3 million on capital projects and investments in equity investees. The Gas Distribution segment spent $52.3 million on property, plant and equipment of which $46.6 million was spent by Peoples Gas and $5.7 million was spent by North Shore Gas. The remaining $81.0 million was spent by the diversified business segments. The majority of this capital was in the Oil and Gas Production segment, which spent $76.7 million on the acquisition of producing properties, drilling projects and the exploitation of the acquired and existing assets. As a result of the drilling success achieved through nine months and the identification of additional drilling opportunities, the Oil and Gas Production segment has increased its forecasted capital spending for fiscal 2003 by $20.0 million, bringing the total forecasted capital spending for the Company to approximately $190.0 million.

Dividends. On February 5, 2003, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock from 52 cents per share to 53 cents per share.

Commitments and Contingencies

Contractual Obligations. Since the filing of the September 30, 2002 Annual Report on Form 10-K there have been no significant changes to commitments and contingencies.

Guarantees of Unconsolidated Equity Investees and Standby Letters of Credit. As of June 30, 2003, there were $50.4 million of guarantees for debt service and operational guarantees of the Company's unconsolidated equity investments. Standby letters of credit were $6.0 million.

Commitments Due by Period
Total
(In Millions)	Amounts	Less than	1 to 3	4 to 5	More than
Other commercial commitments	Committed	1 Year	Years	Years	5 Years
Standby letters of credit	$ 6.0	$ 3.9	$ -	$ 0.1	$ 2.0
Guarantees of unconsolidated equity investees	50.4	-	12.5	-	37.9
Total other commercial commitments	$ 56.4	$ 3.9	$ 12.5	$ 0.1	$ 39.9

Peoples Gas has four standby letters of credit totaling $4.0 million as of June 30, 2003. North Shore Gas has none.

		As of June 30,
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

The Company and Trigen are also party to a Sponsor Support and Equity Contribution Agreement (Sponsor Agreement) with Trigen-Peoples' lender, Prudential Insurance Company of America (Prudential). Under the Sponsor Agreement, the Company and Trigen each agree to pay Prudential 50 percent of Trigen-Peoples' outstanding loan obligations only upon the occurrence of certain events relating to material destruction of the plant, taking of the plant by eminent domain, purchase of the plant by MPEA or default by Trigen-Peoples, the Company or Trigen of certain obligations under the MPEA Agreement and only to the extent that proceeds received by Trigen-Peoples as a result of any such events, plus other cash of Trigen-Peoples, are not sufficient to pay the Prudential loan obligations. None of such events is currently expected to occur. Trigen-Peoples' outstanding loan from Prudential was $30.2 million at June 30, 2003. The guarantee continues until payment of the Prudential loan in full, expected to occur December 31, 2017. The Company is not able to estimate the maximum potential amount of future payments under the Sponsor Agreement, if any, because it cannot ascertain the amount of eminent domain proceeds that would be available to the partnership in the unlikely event of a government taking of the plant, nor can it estimate the amount of yield maintenance premium payable with respect to the partnership's loan obligations as such amount is a function of the outstanding loan balance and interest rates at the time the event occurs.

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

Indenture Restrictions

Peoples District Energy owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential Insurance Company of America related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At June 30, 2003, the partners' capital account was $7.9 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters were 1.85 to 1.0, 2.28 to 1.0, 2.07 to 1.0 and 2.01 to 1.0.

Peoples Energy Resources owns a 50 percent equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions, unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 7, 2003, the most recent semi-annual distribution date, the minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

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

The following table presents the valuation of outstanding contracts at June 30, 2003 and 2002:

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2003	2002	2003	2002	2003	2002
Value of contracts outstanding at the beginning of the period	$ (35,029)	$ (10,939)	$ (3)	$ -	$ 37,065	$ 5,420
Less: contracts realized or otherwise settled during the period	(8,410)	(1,969)	95	-	19,639	-
Plus: value of new contracts entered into during the period
and outstanding at end of period	1,220	(451)	102	-	(2,937)	(3)
Plus: changes in fair value attributable to changes in valuation
techniques and assumptions	-	-	-	-	-	-
Plus: other changes in fair values	(16,374)	(4,716)	98	-	9,599	5,806
Value of contracts outstanding at the end of the period	$ (41,773)	$ (14,137)	$ 102	$ -	$ 24,088	$ 11,223

The maturity of the fair value hedges and the mark-to-market contracts fall within the next 12 months. Included in the value of mark-to-market contracts are amounts relating to the utility subsidiaries' gas price protection program ($24.2 million). All gains or losses from these contracts at maturity will be included in the gas charge to customers. The maturities of the cash flow hedges are detailed in the table below. All valuations are based on NYMEX closing prices at June 30, 2003.

Cash Flow Hedges
Value by Year of Maturity
(In Thousands)

		Less than	1 to 2	2 to 3	3 to 4	4 to 5
	Total	1 Year	Years	Years	Years	Years
Value at June 30, 2003	$(41,773)	$ (22,567)	$(11,786)	$(5,638)	$(1,782)	$ -
MMbtue	35,698	17,731	11,139	5,523	1,305	-
Average Hedge Price	$ 3.55	$ 3.59	$ 3.56	$ 3.48	$ 3.07	$ -

Value at June 30, 2002	$(14,137)	$ (3,791)	$ (4,686)	$(2,799)	$(1,841)	$(1,020)
MMbtue	40,498	15,903	11,761	7,732	4,082	1,020
Average Hedge Price	$ 3.32	$ 3.26	$ 3.32	$ 3.46	$ 3.43	$ 2.94

Interest Rate Risk. The Company periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. During this fiscal year, the Company had entered into treasury lock agreements totaling $115.0 million that hedged the 10-year treasury component of a portion of the total anticipated 2003 debt financings. On April 24, 2003, in connection with the issuance of the utility subsidiaries' new debt, the Company unwound all of its treasury lock positions resulting in a $0.7 million loss charged by Peoples Gas and a $0.4 million loss charged by North Shore Gas to other comprehensive income. These amounts will be amortized over the 10-year term of the debt.

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

ITEM 4. Controls and Procedures

The Company, Peoples Gas and North Shore Gas maintain disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended) which are designed to ensure that information required to be disclosed by the Company, Peoples Gas and North Shore Gas in the reports that are submitted or filed with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Thomas M. Patrick, principal executive officer and Thomas A. Nardi, principal financial officer of the Company, Peoples Gas and North Shore Gas, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Messrs. Patrick and Nardi have concluded that the disclosure controls and procedures are effective.

There was no change in the Company's, Peoples Gas' or North Shore Gas' internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, any such company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters and Note 1 of the Notes to Consolidated Financial Statements - Recovery of Gas Costs pertaining to proceeding at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas.

Item 2. Changes in Securities and Use of Proceeds

On May 1, 2003, under the Directors Stock and Option Plan, the Company issued to each of the nonemployee directors of the Company 1,000 deferred shares of common stock, for a total of 9,000 deferred shares. Deferred shares are issued to nonemployee directors as part of their annual retainer. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Deferred shares are automatically deferred until the earliest of (i) the director's retirement from the Company's Board of Directors following attaining the age of 70, (ii) one year after the director ceases to be a director of the Company for any other reason, and (iii) a change of control of the Company, and are not delivered by the Company until such date. Directors may elect to defer receipt of common stock in whole or in part for a period of time after the date on which distribution would otherwise occur by making an election to receive shares of common stock in installments no later than the calendar year prior to the year in which the distribution would otherwise occur. The director is entitled to receive amounts representing dividends from deferred shares equal to dividends paid with respect to a like number of shares of common stock of the Company. Each director can make an election from time to time as to whether to receive dividends in the form of cash payments or in the form of additional deferred shares. A bookkeeping account is maintained for each nonemployee director. Each grant of deferred shares is automatically deferred and credited to the account of the director. The account of a director who elects to receive dividends in the form of additional deferred shares is credited with a number of deferred shares determined by dividing the amount of the dividend by the mean price of a share of Company common stock on the New York Stock Exchange on the dividend payment date. Deferred shares do not entitle a director to vote on any matter to be considered by the Company's shareholders prior to the date of distribution of common stock and are generally not transferable other than upon a director's death.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant dated April 2, 2003 and June 4, 2003

3(b)	By-Laws of the Registrant, as amended, dated April 2, 2003.

3(c)	By-Laws of the Registrant, as amended, dated June 4, 2003.

10(a)	Amendment No. 00004 to EFT Transportation Agreement No. 016774 between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2003.

10(b)	Amendment No. 00004 to EFT Transportation Agreement No. 016775 between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2003.
10(c)	FSS Storage Agreement No. 018110 between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2003.

10(d)	EFT Agreement No. 017633 between CMS Trunkline Gas Company, LLC and Peoples Gas, effective December 1, 2003.

10(e)	EFT Agreement No. 017634 between CMS Trunkline Gas Company, LLC and Peoples Gas, effective December 1, 2003.

10(f)	ETS Service Agreement No. 109011 between ANR Pipeline Company and Peoples Gas, dated March 19, 2003.

10(g)	FSS Service Agreement No. 109012 between ANR Pipeline Company and Peoples Gas, dated March 19, 2003.

10(h)	NNS Service Agreement No. 109013 between ANR Pipeline Company and Peoples Gas, dated March 19, 2003.

10(i)	ETS Service Agreement No. 109014 between ANR Pipeline Company and Peoples Gas, dated March 20, 2003.

10(j)	FSS Service Agreement No. 109015 between ANR Pipeline Company and Peoples Gas, dated March 20, 2003.

10(k)	NNS Service Agreement No. 109016 between ANR Pipeline Company and Peoples Gas, dated March 20, 2003.

10(l)	FTS-1 Service Agreement No. 109030 between ANR Pipeline Company and Peoples Gas, dated March 21, 2003.

10(m)	FSS Service Agreement No. 109018 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(n)	FTS-1 Service Agreement No. 109019 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(o)	NNS Service Agreement No. 109020 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(p)	FTS-1 Service Agreement No. 109021 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(q)	FTS-1 Service Agreement No. 109022 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(r)	FTS-1 Service Agreement No. 109023 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(s)	FTS-1 Service Agreement No. 109024 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(t)	FTS-1 Service Agreement No. 109025 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(u)	FTS-1 Service Agreement No. 109026 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company
31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b. Reports on Form 8-K filed or furnished during the quarter ended June 30, 2003

Date of Report - April 7, 2003
Item 5 - Other Events
Moody's Ratings Downgrade of Aquila

Date of Report - April 22, 2003
Item 5 - Other Events
Regulation G Amendment

Date of Report - April 25, 2003
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Press Release

Date of Report - April 29, 2003
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Conference Call Script

Date of Report - May 1, 2003
Item 5 - Other Events
Forward Looking Financial Information

Date of Report - May 2, 2003
Item 5 - Other Events
AGA Presentation

Date of Report - May 2, 2003
Item 9 - Regulation FD Disclosure
Forward Looking Financial Information

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

10(a)	Amendment No. 00004 to EFT Transportation Agreement No. 016774 between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2003.

10(b)	Amendment No. 00004 to EFT Transportation Agreement No. 016775 between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2003.

10(c)	FSS Storage Agreement No. 018110 between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2003.

10(d)	EFT Agreement No. 017633 between CMS Trunkline Gas Company, LLC and Peoples Gas, effective December 1, 2003.

10(e)	EFT Agreement No. 017634 between CMS Trunkline Gas Company, LLC and Peoples Gas, effective December 1, 2003.

10(f)	ETS Service Agreement No. 109011 between ANR Pipeline Company and Peoples Gas, dated March 19, 2003.

10(g)	FSS Service Agreement No. 109012 between ANR Pipeline Company and Peoples Gas, dated March 19, 2003.

10(h)	NNS Service Agreement No. 109013 between ANR Pipeline Company and Peoples Gas, dated March 19, 2003.

10(i)	ETS Service Agreement No. 109014 between ANR Pipeline Company and Peoples Gas, dated March 20, 2003.

10(j)	FSS Service Agreement No. 109015 between ANR Pipeline Company and Peoples Gas, dated March 20, 2003.

10(k)	NNS Service Agreement No. 109016 between ANR Pipeline Company and Peoples Gas, dated March 20, 2003.

10(l)	FTS-1 Service Agreement No. 109030 between ANR Pipeline Company and Peoples Gas, dated March 21, 2003.

31(a)	Certification of Thomas M. Patrick on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b. Reports on Form 8-K filed during the quarter ended June 30, 2003

Date of Report - April 22, 2003
Item 5 - Other Events
Regulation G Amendment

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

10(m)	FSS Service Agreement No. 109018 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(n)	FTS-1 Service Agreement No. 109019 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(o)	NNS Service Agreement No. 109020 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(p)	FTS-1 Service Agreement No. 109021 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(q)	FTS-1 Service Agreement No. 109022 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(r)	FTS-1 Service Agreement No. 109023 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(s)	FTS-1 Service Agreement No. 109024 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(t)	FTS-1 Service Agreement No. 109025 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.

10(u)	FTS-1 Service Agreement No. 109026 between ANR Pipeline Company and North Shore Gas, dated March 20, 2003.
31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended June 30, 2003

Date of Report - April 22, 2003
Item 5 - Other Events
Regulation G Amendment

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

August 13, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

August 13, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

August 13, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer