Form 10-K
period 2003-09-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2003-12-11
CIK 77388, 110101, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission	Exact Name of Registrant as Specified in Charter, State of Incorporation,	IRS Employer
File Number	Address of Principal Executive Office and Telephone Number	Identification Number
1-5540	PEOPLES ENERGY CORPORATION	36-2642766
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of Each Class	on which registered
Peoples Energy Corporation	New York Stock Exchange,
Common Stock, without par value	Chicago Stock Exchange,
and Pacific Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Peoples Energy Corporation	Yes [x] No [ ]
The Peoples Gas Light and Coke Company	Yes [ ] No [x]
North Shore Gas Company	Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of the last business day of the registrant's most recently completed second fiscal quarter:

Peoples Energy Corporation	Approximately $1.3 billion computed on the basis of the closing market price of $35.77 for a share of Common Stock on March 31, 2003.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Peoples Energy Corporation	Common Stock, without par value, 36,799,674 shares outstanding at November 30, 2003

The Peoples Gas Light and Coke Company	Common Stock, without par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2003

North Shore Gas Company	Common Stock, without par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2003

This combined Form 10-K is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Portions of the Company's Notice of Annual Meeting and Proxy Statement to be filed on or about January 6, 2004	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

WHERE TO FIND MORE INFORMATION

Peoples Energy Corporation makes available through its internet website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to the Securities and Exchange Commission. The Company's internet web site address is http://www.PeoplesEnergy.com.

Peoples Energy Corporation

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2003

PART I

ITEM 1. Business

GENERAL

Peoples Energy Corporation (the Company or Peoples Energy) is solely a holding company and does not engage directly in any business of its own. Income is derived principally from the Company's regulated utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The Company also derives income from its other subsidiaries, Peoples Energy Resources Company, LLC (Peoples Energy Resources), Peoples Energy Services Corporation (Peoples Energy Services), Peoples Energy Production Company (Peoples Energy Production), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Ventures, LLC (Peoples Energy Ventures) and Peoples NGV Corp. (Peoples NGV). The Company and its subsidiaries had 2,396 employees at September 30, 2003.

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone 312-240-4000).

The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production and Other. (See Note 2 of the Notes to Consolidated Financial Statements.)

1. GAS DISTRIBUTION SEGMENT

Principal Products and Markets

The Gas Distribution segment is the Company's core business. Its two regulated utilities (Peoples Gas and North Shore Gas) purchase, store, distribute, sell and transport natural gas to approximately one million customers through a 6,000-mile distribution system serving the City of Chicago, Illinois (Chicago) and 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial retail sales and transportation accounts which provide a broad and diversified foundation for the utilities' business.

For fiscal 2003 and on September 30, 2003, the Gas Distribution segment accounted for 70.7 percent of revenues, 83.2 percent of operating income and 84.4 percent of capital assets.

Peoples Gas was formed in 1855 and had 1,632 employees at September 30, 2003, of which 891 are union employees. It has approximately 825,000 residential, commercial and industrial retail sales and transportation customers in Chicago.

North Shore Gas was formed in 1900 and had 212 employees at September 30, 2003, of which 145 are union employees. It has approximately 150,000 residential, commercial and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in traditional market segments, which include space-heating, water heating, clothes drying and cooking. They also seek opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded or current natural gas applications, including cogeneration, prime movers, microturbines, natural gas-fueled vehicles and natural gas air-conditioning. North Shore Gas' service territory has potential for expansion through increasing population density.

Competition

Since 2002, all customers have had the opportunity to choose a gas supplier. The utilities derive their income on the transportation of natural gas including the transportation of gas that customers choose to purchase from an entity other than the utility. Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Midwest and the utilities' respective service territories. The utilities have a natural monopoly on the distribution of natural gas within their areas as discussed in the Importance of Regulatory Environment section.

A substantial portion of the gas that Peoples Gas and North Shore Gas deliver to their customers consists of gas that the subsidiaries' customers purchase directly from producers and marketers rather than from the utilities. These direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.

Current Sources and Availability of Natural Gas

Peoples Gas and North Shore Gas have each entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract peaking and contract storage, Peoples Gas' company-owned storage and the peak-shaving facilities of the utilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

Effective April 1, 2002, Occidental Energy Marketing, Inc. acquired from Enron North America Corp. (Enron) gas supply agreements with Peoples Gas and North Shore Gas under which the utilities purchase a substantial amount of their supplies. The Company believes the utilities have contracted for adequate gas to meet supply needs for fiscal 2004.

Although the Company believes North American gas supply to be sufficient to meet current and prospective United States market demands, it is unable to quantify or otherwise make specific representations regarding national supply availability and the cost of that supply.

The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth)* during the 2003-2004 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas
	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration
Firm pipeline supply	320	2005-2008	56	2005-2008
Firm city-gate supply	107	2004	47	2004
Liquefied petroleum gas	-		40
Peaking Service:
Peoples Energy Resources	60		-
Storage gas:
Contract	628	2004-2006	223	2004-2006
Peoples-Manlove	993		-
Customer-owned	304		55
Total expected design
Peak-day availability	2,412		421

Peoples Gas and North Shore Gas forecast maximum peak day demands of 2,351 MDth and 410 MDth, respectively.

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas were as follows:

	Peoples Gas			North Shore Gas
	For Fiscal Years Ended September 30,			For Fiscal Years Ended September 30,
	2003	2002	2001	2003	2002	2001
Gas purchases	145,613	118,186	129,737	27,744	23,436	26,414
Liquefied petroleum gas produced	-	115	4	6	24	1
Customer-owned gas received	82,968	80,208	89,516	11,531	10,971	10,280
Underground storage-net	(9,634)	515	1,080	18	(6)	27
Exchange gas-net	-	(1,538)	2,758	-	-	-
Purchased storage compressor fuel,
Company use, franchise requirements,
and unaccounted-for gas	(9,139)	(6,338)	(9,972)	(851)	(960)	(630)
Total	209,808	191,148	213,123	38,448	33,465	36,092

Importance of Regulatory Environment

Influence of Regulation. Peoples Gas and North Shore Gas are authorized, by statute and/or certificates of public convenience and necessity, to conduct operations in the territories they serve. In addition, these subsidiaries operate under franchises and license agreements granted to them by the municipalities they serve. Peoples Gas holds a perpetual, nonexclusive franchise to serve Chicago. North Shore Gas' franchises with municipalities within its service territory are of various terms and expiration dates.

* All volumes of natural gas set forth in this report relating to the Company's Gas Distribution segment are stated on the billing basis of 1,000 Btu per cubic foot.

(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth; 1,000 Dekatherms = 1 MDth)

Absent extraordinary circumstances, potential competitors are barred from constructing competing gas distribution systems in the utility subsidiaries' service territories by a judicial doctrine known as the "first in the field" doctrine. In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. No Peoples Gas customers have been lost to bypass service; only one end-user in North Shore Gas' service territory is served directly by a pipeline supplier. Both utility subsidiaries have a bypass rate approved by the Illinois Commerce Commission (Commission), which allows the utilities to negotiate rates with customers that are potential bypass candidates.

Both Federal and State governments have legislation that provides for additional funding for assistance to low-income energy users, including customers of the Company's utility subsidiaries. The state legislation creates a fund, financed by charges to electric and gas customers of public utilities, participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

Impact on Sales and Rates. Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 Btus per cubic foot. Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, gains, losses and costs incurred under its hedging program, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refundable to or recoverable from customers. (See Note 1K of the Notes to Consolidated Financial Statements.)

Legislation and Regulation at State Level. Peoples Gas and North Shore Gas are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois. These include rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests and other matters.

Legislation and Regulation at Federal Level. The Company is a holding company as defined in the Public Utility Holding Company Act of 1935 (1935 Act). By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the Securities and Exchange Commission (SEC), pursuant to Section 3(a)(1) of the 1935 Act, exempted the Company and its subsidiary companies as such from the provisions of the 1935 Act, other than Section 9(a)(2) thereof.

Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities' distribution systems by interstate pipelines. The pipelines' services (transportation and storage service) are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See Impact on Sales and Rates and Current Sources and Availability of Natural Gas.)

Under United States Department of Transportation regulations, the Commission is responsible for monitoring Peoples Gas' and North Shore Gas' safety compliance program for its pipelines under 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

The Pipeline Safety Improvement Act makes numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs. Such programs must include a baseline integrity assessment of an operator's transmission facilities that must be completed within 10 years after enactment of the legislation. Peoples Gas owns and operates 429 miles of pipelines subject to this requirement, and North Shore Gas owns and operates 95 miles of pipelines subject to this requirement. Implementation of this legislation is not expected to have a material adverse effect on the financial condition or operations of the Company.

While the Sarbanes-Oxley Act of 2002 has not resulted in any material substantive changes in the Company's internal control practices, the Company has formalized many of its corporate governance and internal control related procedures and will continue this process through fiscal 2004 when certain additional provisions of the act become effective. Implementation of this legislation has not had, and is not expected to have in the future, a material adverse effect on the financial condition or results of operations of the Company.

Seasonality

The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of space heating. Therefore, weather-related deliveries can have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) - Liquidity and Capital Resources.)

During fiscal 2003, the Gas Distribution segment recorded 66 percent of its revenues from November through March. This revenue included the effect of the Company's weather insurance policy.

Practices Relating to Working Capital

The seasonality of revenues causes the timing of cash collections to be concentrated from January through June. A portion of the winter gas supply needs is typically purchased and stored from April through November. Also, planned capital spending on the Gas Distribution facilities is concentrated in April through November. Because of these timing differences, the cash flow from customers is likely to be supplemented with temporary increases of short-term commercial paper during the late summer and fall. Short-term debt is then reduced over the January through June period.

Effects of Environmental Legislation

The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at the sites of former manufactured gas plant operations. (See Note 5A of the Notes to Consolidated Financial Statements.) In 1994, North Shore Gas received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. North Shore Gas does not believe that it has liability for the response costs but cannot determine the matter with certainty. (See Note 5B of the Notes to Consolidated Financial Statements.)

The Company did not and does not anticipate any material expenditures to construct environmental control facilities due to normal operations of the Company.

2. POWER GENERATION SEGMENT

The Power Generation segment, through Peoples Energy Resources, is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. The Company and Dominion Energy, Inc. (Dominion) are equal investors in Elwood Energy LLC (Elwood), which owns and operates a 1,400-megawatt peaking facility near Chicago, Illinois. The plant capacity has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc. (Aquila). Due to the structure of these contracts and the fact that Elwood is a peaking facility, the majority of Elwood's revenues and the Company's equity earnings in this investment are recognized in the Company's third and fourth fiscal quarters. Peoples Energy Resources is also a 27 percent owner of Southeast Chicago Energy Project, LLC (SCEP), a 350-megawatt peaking facility on Chicago's southeast side. Power generated by SCEP is sold through a long-term contract with Exelon and revenue is recognized evenly throughout the year.

Peoples Energy Resources is also involved in developing three power generation projects in the western United States. The projects, which are in the early stages of development, are located in New Mexico, Oregon and Texas. The proposed project in New Mexico is a 280-megawatt gas-fired peaking facility. The proposed Oregon project is a 1,150-megawatt gas-fired combined cycle facility located near Klamath Falls, Oregon, near the California-Oregon Border trading hub. The Texas project activity to date consists primarily of acquiring land options.

The investments in the New Mexico and Oregon facilities have been limited to permitting work and buying land and water options. No major equipment will be ordered or purchased until Peoples Energy Resources has a high degree of confidence that a long-term offtake agreement with a creditworthy customer is feasible. Negotiations are underway to secure a long-term power sales agreement for the New Mexico project.

Peoples Energy Resources also evaluates opportunities to acquire or construct power generation assets that would be strategic additions to its portfolio.

Under the 1935 Act, an exempt wholesale generator (EWG) is exempt from being deemed a public utility for purposes of the 1935 Act and no company will become a holding company under the 1935 Act as a result of owning an interest in an EWG. To qualify as an EWG, an entity must be engaged exclusively in the business of owning or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility used solely to produce electricity exclusively for sale at wholesale. Elwood was first certified as an EWG by FERC in 1999 and SCEP was first certified as an EWG by FERC in fiscal 2002.

Both Elwood and SCEP are public utilities under the Federal Power Act and subject to the jurisdiction of FERC with respect to wholesale electric rates and other matters. Elwood has received authority from FERC to make wholesale sales of electricity at market-based rates. The FERC's order, as is customary with market-based rate schedules, reserves the right to revoke Elwood's market-based rate authority if it is subsequently determined that Elwood or its affiliates possess excessive market power. SCEP has on file with the FERC a cost-based wholesale power sales agreement with Exelon.

Air quality regulations of the United States Environmental Protection Agency (EPA) and the Illinois Environmental Protection Agency (IEPA) in accordance with the federal Clean Air Act and the Clean Air Act Amendments of 1990 require permits to construct and operate certain emission sources and impose restrictions on the emission of certain pollutants, including sulfur dioxide and nitrogen oxide. Elwood and SCEP are currently in compliance with these permitting requirements. The 1990 Amendments require the reduction of sulfur dioxide emissions from electric generating utilities to reduce acid rain. Elwood and SCEP comply with the sulfur dioxide emission limitations by purchasing sulfur dioxide allowances. The price of sulfur dioxide allowances is not expected to fluctuate in a manner that would have a material effect on Elwood or SCEP. Illinois has adopted regulations requiring reductions in nitrogen oxide emissions to begin in 2004. Elwood and SCEP will comply with these reductions by purchasing any necessary nitrogen oxide emission allowances from the allowance market. Management is unable at this time to determine the amount, if any, of nitrogen oxide emission allowances that will be purchased from the allowance market.

Illinois has enacted "multi-pollutant" legislation that establishes a rulemaking process that could lead to emission reduction requirements for nitrogen oxide, sulfur dioxide and mercury from certain electric generating units such as Elwood and SCEP and authorizes IEPA to establish a voluntary program for reducing greenhouse gas emissions. IEPA has not promulgated regulations implementing this legislation. Accordingly, management is not able to evaluate the impact, if any, of the legislation.

3. MIDSTREAM SERVICES SEGMENT

The Midstream Services segment provides wholesale services to marketers, utilities, pipelines and gas-fired power generation facilities. Peoples Energy Resources and Peoples Gas engage in activities in this segment. This segment is focused on the Midwest by providing value added asset-based supply and services and is capitalizing on the reliability of hard assets and the strength of the Company's balance sheet to assure performance.

"Asset based" means that the Midstream Services segment has the physical assets, either through direct ownership or through contractual transportation and storage agreements, to provide services to utilities, pipelines, power plants and gas marketers in the upper Midwest marketplace. These services include gas transportation, storage and supply services. The phrase "asset based" is intended to differentiate Peoples Energy Resources' business from that of certain marketers in the wholesale natural gas business who enter into gas supply and storage contracts without any means of delivering the physical commodity, intending instead to always settle with counterparties on the delivery date through the payment of money without delivery of gas.

Currently, Peoples Energy Resources' ongoing business strategy is to focus on asset-based marketing of natural gas with financial trading used to optimize physical asset positions, i.e., the practice of using financial instruments to financially settle positions on units of gas under physical supply or storage arrangements to gain additional profit margins.

Like many nonpipeline sellers, Peoples Energy Resources is authorized by the FERC to sell gas for resale at negotiated rates. The FERC conferred this authority in a rulemaking (Order 547), and Peoples Energy Resources did not need to seek specific approval to make sales for resale at negotiated rates. The FERC does not regulate the sales rates, nor are there any reporting requirements associated with these sales. The FERC, in November 2003, issued Order 644 in which it established a code of conduct applicable to entities making sales pursuant to Order 547 and required such sellers to report to the FERC whether they report prices to publications that publish natural gas price indices.

Peoples Energy Resources owns a propane-based peaking plant and has several contractual assets of pipeline transportation and storage in the Midwest region which enables it to perform in other asset-based wholesale activities.

As part of this segment, Peoples Gas utilizes its storage and pipeline supply assets as a natural gas hub. Hub activity is recorded as part of Midstream Services' results due to the nature of its service to wholesalers. This activity is regulated by FERC and consists of providing wholesale transportation and storage services in interstate commerce.

Peoples Energy Resources and Enron Midwest LLC (Enron Midwest), a subsidiary of Enron were equal partners in enovate L.L.C. (enovate), which engaged in a comprehensive wholesale business for the Chicago marketplace including marketing and trading. Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code in December 2001. Subsequently, the Company acquired Enron Midwest's 50 percent interest in enovate and ceased operations under this entity. All remaining physical and contractual obligations of enovate were transferred to Peoples Energy Resources.

4. RETAIL ENERGY SERVICES SEGMENT

Peoples Energy Services, which is the only substantial contributor to the Retail Energy Services segment provides gas, electricity and energy management services, to industrial, commercial and residential customers regionally within Illinois. Residential customer choice became available in Illinois during the period of March through May 2002, for both gas and electricity services.

Peoples Energy Services' operating income can be influenced by seasonal weather conditions. Although margins per unit do not vary materially month-to-month, total margin can be impacted by usage. In addition, revenue sensitive items such as customer accounts receivable balances are typically impacted when natural gas or electric prices increase as certain products of the segment are tied to an index. However, some risk to accounts receivables and reserves for uncollectible accounts can be mitigated because of fixed price products. The quarterly results of operations and balances should not be considered indicative of the year as a whole.

Peoples Energy Services is one of the largest nonutility energy marketers in the northern Illinois retail energy marketplace. It is certified by the Commission as an Alternative Retail Electric Supplier (ARES), authorizing it to be a nonutility marketer of electricity, and as an Alternative Gas Supplier (AGS), authorizing it to be a nonutility marketer of natural gas. As of September 30, 2003, there were a total of 14 ARES and seven AGS in Illinois, as well as several other national marketers focused on the commercial and industrial segment. Peoples Energy Services has customers from a wide variety of commercial and industrial segments, as well as residential customers. This minimizes the impacts of business cycle risks in any one segment. The Company continually evaluates opportunities to further diversify its customer base and product offerings.

5. OIL AND GAS PRODUCTION SEGMENT

The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States through direct ownership in oil, gas and mineral leases. Peoples Energy Production also has a 30 percent equity investment in EnerVest Energy, L.P. (EnerVest). EnerVest, which develops and manages a portfolio of oil and gas producing properties, is a minor contributor to this segment. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and acquisition of proved reserves with upside potential that can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by Peoples Energy Production qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits expired on December 31, 2002.

Competition in acquiring oil and gas leases and producing properties in the Company's targeted onshore basins is substantial. Competitors include the major oil companies, as well as many independents, some of which have significantly greater resources. In order to grow the current asset base, replace and expand reserves, and increase operating income, the Company must select and acquire from third parties quality-producing properties and prospects for future drilling. The Company has no control over the timing of when these opportunities may become available. When available, the Company believes that it has the ability to evaluate opportunities quickly and to acquire properties without a financing contingency, which may give it a competitive advantage.

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which may carry substantial administrative, civil and even criminal penalties for failure to comply. The regulatory burden on the oil and natural gas extractive industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the Company's operations, as well as the oil and gas exploration and production industry in general. The costs of such compliance have not been material to Peoples Energy Production to date. The Company believes that it is in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Oil and Gas Production segment. The Company currently has no material estimated capital expenditures for environmental control facilities.

6. OTHER SEGMENT

Peoples District Energy is involved in district heating and cooling as a partner in Trigen-Peoples District Energy Company (Trigen-Peoples). This and certain business development activities do not fall under the above segments and are reported in the Other segment. Also included are results from Peoples NGV which has developed fueling stations for natural gas vehicles. Peoples NGV exited a partnership relating to this business in fiscal 2002, but continues to operate company-owned refueling stations. No growth from this business is anticipated.

7. CORPORATE AND ADJUSTMENTS

Corporate activities that support the business segments, as well as consolidating adjustments, are included in Corporate and Adjustments.

ITEM 2. Properties

1. GAS DISTRIBUTION SEGMENT

All of the principal plants and properties of Peoples Gas and North Shore Gas have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The distribution facilities serve Chicago and other areas in northeastern Illinois. Peoples Gas owns and operates an underground gas storage reservoir and a liquefied natural gas plant at Manlove Field located in central Illinois. Peoples Gas also owns a natural gas pipeline system that connects Manlove Field and seven major interstate pipelines to and from Chicago. The underground storage reservoir also serves North Shore Gas under a contractual arrangement. General properties include a substantial investment in office and service buildings, garages, repair shops and motor vehicles, together with the equipment, tools and fixtures necessary to conduct utility business. Peoples Gas' main office facility is leased.

Most of the principal plants and properties of Peoples Gas and North Shore Gas, other than mains, services, meters, regulators and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located under public streets, alleys and highways, or under property owned by others under grants of easements. Meters and house regulators in use and a portion of services are located on premises being served. Certain storage wells and other facilities of the Manlove Field storage reservoir and certain portions of the transmission system are located on land held pursuant to leases, easements or permits.

Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas or North Shore Gas are subject to (a) the first-mortgage lien of each utility's respective mortgage to U.S. Bank National Association, as Trustee, to secure each utility's respective outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

2. POWER GENERATION SEGMENT

The operational power plants are equity method investments and property is carried on the partnerships' books.

Peoples Energy Resources also is involved in developing three power projects in the western United States. At this time, Peoples Energy Resources holds options to purchase land in New Mexico, Oregon and Texas where the facilities may be located.

Peoples Energy Resources' headquarters are located in leased office space in Chicago.

3. MIDSTREAM SERVICES SEGMENT

Peoples Gas utilizes its storage and pipeline supply assets as a natural gas hub in the Chicago area. Peoples Energy Resources owns and operates a propane-based peaking plant and approximately 44 miles of six and eight inch diameter pipeline which is used to buy and sell refinery fuel gas within the Chicago marketplace.

4. RETAIL ENERGY SERVICES SEGMENT

The Retail Energy Services segment does not own material tangible properties. Its primary assets are the customer service contracts and accounts. Its headquarters are located in leased office space in Chicago.

5. OIL AND GAS PRODUCTION SEGMENT

The Oil and Gas Production segment, through Peoples Energy Production, owns working interests in substantial oil and gas leasehold positions located in various areas of Texas, Louisiana, New Mexico, Arkansas, Oklahoma and North Dakota. The Company operates a number of Texas and Louisiana properties, with its principal operating areas being located in South Texas and along the Gulf Coast of Texas. As of September 30, 2003, total proved reserves were approximately 182 Bcfe, of which approximately 60 percent are operated by the Company. The Company also owns a 30 percent interest ($20.7 million) in EnerVest, which manages and develops a portfolio of oil and gas producing properties.

In fiscal 2003, the Company acquired interests in several additional South Texas and Gulf Coast Texas fields from Prize Energy Resources, L.P., a subsidiary of Magnum Hunter Resources, Inc. (Magnum Hunter) for approximately $33 million. In addition, the Company consolidated its interests in the Corpus Christi West Field through a purchase from Royal Production Company, et al for approximately $9 million and assumed operations of this field.

In June 2002, the Company acquired an interest and operated position in the East White Point field in San Patricio County, Texas (East White Point). The reserves acquired, 90 percent of which are natural gas, were purchased for approximately $10 million.

In April 2001, the Company acquired interests in the Alvarado and North La Reforma fields located in South Texas. These fields consist of approximately 11,500 gross acres (8,900 net) of developed and undeveloped oil and gas leasehold and are operated by Peoples Energy Production. The acquired reserves, 91 percent of which are natural gas, were purchased for approximately $120 million. At the time of the acquisition, this transaction doubled the Company's total proved reserves and increased its net production capacity by approximately 40 percent.

Peoples Energy Production leases office space in Houston, Texas. Total capital outlays in fiscal 2003 for drilling and exploration projects were approximately $46 million.

The following tables summarize certain property statistics for Peoples Energy Production's holdings.

At September 30, 2003
Proved reserves (Bcfe)	182

Productive wells (1)
Gross oil wells	16
Net oil wells	6
Gross gas wells (2)	442
Net gas wells (2)	180

Acreage
Gross developed acres	97,461
Net developed acres	40,449
Gross undeveloped acres	11,610
Net undeveloped acres	4,290

(1) Gross wells represents the total number of wells participated in, regardless of the Company's interest. Net wells represents the aggregation of fractional interests the Company has in gross wells.

(2) Twenty-four gross (7.8 net) wells have multiple completions.

	For Fiscal Years Ended
	September 30,
Net Wells Drilled	2003	2002	2001
Productive
Exploratory	1.0	0.2	0.9
Developmental	20.9	15.2	9.3
Dry
Exploratory	0.3	0.0	0.8
Developmental	3.2	0.6	0.3

As of September 30, 2003, four gross (1.6 net) wells were in progress.

6. CORPORATE AND OTHER SEGMENTS

Trigen-Peoples owns a district heating and cooling facility near downtown Chicago. Substantially all of the real and personal property of Trigen-Peoples is subject to a security interest and mortgage granted to The Prudential Insurance Company of America (Prudential), its successors and assigns with respect to Trigen-Peoples senior term notes, which is nonrecourse debt to the Company. Prudential holds a security interest in the shares of Peoples District Energy owned by the Company in connection with the Trigen-Peoples nonrecourse financing.

Peoples Energy does not own material tangible properties except through its subsidiaries. Its primary assets are its investment holdings in its subsidiaries. Peoples Energy leases office space in Chicago from Peoples Gas.

ITEM 3. Legal Proceedings

The Company, Peoples Gas and North Shore Gas are involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these other proceedings will have a material adverse effect on the Company's, Peoples Gas' and North Shore Gas' financial position or results of operations. See Notes 1K and 5 of the Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names, ages and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.

	Age at
Name	11/30/2003	Position with the Company

Katherine A. Donofrio	46

Senior Vice President (Business Services) of the Company (2001). Ms. Donofrio is also Senior Vice President of Peoples Gas and North Shore Gas (2002). Prior to becoming Senior Vice President, Ms. Donofrio was Vice President of Utility Rates, Marketing and Business Development (1997). Prior to that she was Director of Regulatory Services (1996). Ms. Donofrio has been an employee of the Company and/or its subsidiaries since 1978.

Donald M. Field	54

Executive Vice President (1998) of the Company. Mr. Field is also President, Chief Operating Officer (2001) and Director (1998) of Peoples Gas and North Shore Gas. Prior to becoming Executive Vice President, Mr. Field was Vice President of Gas Operations of both utility subsidiaries. Mr. Field has been an employee of the Company and/or its subsidiaries since 1971.

Linda M. Kallas	44

Assistant Vice President and Controller (2002) of the Company. Ms. Kallas is also Assistant Vice President and Controller (2002) of Peoples Gas and North Shore Gas. Prior to becoming Assistant Vice President, Ms. Kallas was Assistant Controller (2000). Prior to becoming Assistant Controller, Ms. Kallas was Director of Corporate Accounting (1999) and Manager of various accounting departments (1996). Ms. Kallas has been an employee of the Company and/or its subsidiaries since 1981.

Peter H. Kauffman	57

Assistant General Counsel and Secretary (1998) of the Company. Mr. Kauffman is also Assistant General Counsel and Secretary of Peoples Gas and North Shore Gas (1998). Mr. Kauffman has been an employee of the Company and/or its subsidiaries since 1972.

Mark J. McGuire	50

General Counsel of Peoples Gas and North Shore Gas (2003). Mr. McGuire is also a partner in the law firm of McGuireWoods LLP (2002). Prior to joining McGuireWoods, Mr. McGuire was a partner in the Chicago law firm of Jenner & Block (1993 - 2001). Prior to that, Mr. McGuire served as Assistant General Counsel of both Peoples Gas and North Shore Gas (1985 - 1993).

William E. Morrow	47

Executive Vice President of the Company (2000). Mr. Morrow is also Executive Vice President (2001) and Director (2000) of Peoples Gas and North Shore Gas and President of Peoples Energy Resources (2000). Prior to becoming Executive Vice President, Mr. Morrow was Vice President (1999) of the Company and its utility subsidiaries. Prior to that Mr. Morrow was Vice President of Gas Supply (1996). Mr. Morrow has been an employee of the Company and/or its subsidiaries since 1979.

	Age at
Name	11/30/2003	Position with the Company

Thomas A. Nardi	49

Senior Vice President and Chief Financial Officer (2001) of the Company. Mr. Nardi is also Senior Vice President, Chief Financial Officer and Director of Peoples Gas and North Shore Gas (2002). Prior to becoming Senior Vice President, Mr. Nardi was President of Peoples Energy Services (2000). Mr. Nardi has been an employee of the Company and/or its subsidiaries since 2000. Prior to working for the Company, Mr. Nardi was an officer and employee of Nicor Inc. (1981-2000) where he most recently served as Senior Vice President Business Development (1995-2000). Prior to that, he held various executive positions such as Controller, Treasurer and Vice President Rates and Gas Supply.

Steven W. Nance	47

President of the Oil and Gas Production segment of the Company (Peoples Energy Production Company) (2000). Prior to working for the Company, Mr. Nance was an independent consultant and investor in the oil and gas business (1999-2000). Prior to that, Mr. Nance was an employee of XPLOR Energy Inc., an independent oil and gas company where he was Chairman, President and Chief Executive Officer (1998-1999), President and Chief Executive Officer (1997-1998) and Executive Vice President and Chief Operating Officer (1997).

Kevin J. O'Connell	57

Vice President (Corporate Planning and Development) of the Company (2000). Prior to becoming Vice President of the Company, Mr. O'Connell was Vice President of Peoples Energy Ventures (1997). Mr. O'Connell has been an employee of the Company and/or its subsidiaries since 1997. Prior to working for the Company, Mr. O'Connell was an employee of MidCon Corporation.

Thomas M. Patrick	57

Chairman, President and Chief Executive Officer (2002) and Director (1998) of the Company. Mr. Patrick is also Chairman of the Board and Chief Executive Officer of Peoples Gas and North Shore Gas (2002). Prior to becoming Chairman, Mr. Patrick was President and Chief Operating Officer (1998) of the Company and its subsidiaries and Vice Chairman (2001) of both utility subsidiaries. Mr. Patrick has been an employee of the Company and/or its subsidiaries since 1976.

Desiree G. Rogers	44

Senior Vice President (Marketing and Communications) of the Company (2001). Ms. Rogers is also Senior Vice President of Peoples Gas and North Shore Gas (2001). Prior to becoming Senior Vice President, Ms. Rogers was Chief Marketing and Communications Officer of the Company (2000). Ms. Rogers has been an employee of the Company and/or its subsidiaries since 1997. Prior to working for the Company, Ms. Rogers was the Director of the Illinois State Lottery (1991-1997).

	Age at
Name	11/30/2003	Position with the Company

Douglas M. Ruschau	45

Vice President (Finance) (2002) and Treasurer of the Company (2003). Mr. Ruschau is also Vice President (2002) and Treasurer (2003) of Peoples Gas and North Shore Gas. Mr. Ruschau became an employee of the Company in 2002. Prior to working for the Company, Mr. Ruschau was employed by Nicor Inc. (1980-2002) as Assistant Vice President Finance (1998) and Assistant Treasurer (1993) where his responsibilities included oversight of financing activities, cash management, pensions and investments, investor relations, investment analysis and financial forecasting.

Theodore R. Tetzlaff	59

General Counsel of the Company (2003). Mr. Tetzlaff is also a partner in the law firm of McGuireWoods LLP, as well as managing partner of its Chicago office and a member of its governing Board of Partners (2002). Prior to joining McGuireWoods, Mr. Tetzlaff was a partner in the Chicago law firm of Jenner & Block (1982 - 2001) and also served for a period as General Counsel of Tenneco Inc. (1992 - 1999).

PART II

ITEM 5. Market for the Company's Common Stock and Related Stockholder Matters

The common stock of the Company is listed on the New York Stock, Chicago Stock and Pacific Exchanges (trading symbol: PGL). At November 30, 2003, there were 20,892 registered shareholders.

The common stock price range and dividends declared per common share by quarters for fiscal 2003 and 2002 were as follows:

Fiscal	Stock Price			Dividends
Quarters	High	Low	Close	Declared

2003
Fourth	$ 44.30	$ 39.53	$ 41.38	$ 0.53
Third	45.25	35.16	42.89	0.53
Second	40.35	34.93	35.77	0.53
First	38.99	31.06	38.65	0.52

2002
Fourth	$ 37.97	$ 27.80	$ 33.69	$ 0.52
Third	40.45	36.05	36.46	0.52
Second	39.98	35.25	39.38	0.52
First	42.94	35.40	37.93	0.51

ITEM 6. Selected Financial Data
Peoples Energy Corporation
(In Thousands, Except Per-Share Amounts)

For Fiscal Years Ended September 30,	2003		2002		2001		2000	1999

Operating revenues	$ 2,138,394		$ 1,482,534		$ 2,270,218		$ 1,417,533	$ 1,194,381
Net income	$ 103,934		$ 89,071		$ 96,939		$ 82,942	$ 89,316
Diluted earnings per share	$ 2.87		$ 2.51		$ 2.74		$ 2.34	$ 2.52
Total assets	$ 2,928,538		$ 2,723,647		$ 2,976,144		$ 2,488,001	$ 2,095,707
Capitalization:
Long-term debt	$ 744,345		$ 554,014		$ 644,308		$ 419,663	$ 521,734
Short-term debt	$ 207,949	(1)	$ 377,871	(2)	$ 607,454	(3)	$ 568,215	$ 129,000
Common equity	$ 847,999		$ 806,324		$ 798,614		$ 770,260	$ 765,381
Cash dividends declared per share	$ 2.11		$ 2.07		$ 2.03		$ 1.99	$ 1.95

Peoples Gas Light and Coke Company
(In Thousands)

For Fiscal Years Ended September 30,	2003		2002		2001		2000	1999

Operating revenues	$ 1,291,669		$ 913,523		$ 1,569,896		$ 956,609	$ 851,515
Net income	$ 79,582		$ 77,818		$ 75,259		$ 73,576	$ 78,217
Total assets	$ 2,055,845		$ 1,960,510		$ 2,039,204		$ 1,800,696	$ 1,631,053
Capitalization:
Long-term debt	$ 350,000		$ 175,000		$ 250,000		$ 250,000	$ 452,000
Short-term debt	$ 232,349	(1)	$ 375,146	(2)	$ 402,000	(3)	$ 345,775	$ 15,990
Common equity	$ 626,483		$ 635,886		$ 620,630		$ 605,955	$ 598,400

North Shore Gas Company
(In Thousands)

For Fiscal Years Ended September 30,	2003		2002		2001		2000	1999

Operating revenues	$ 232,005		$ 156,734		$ 274,516		$ 157,446	$ 135,720
Net income	$ 14,545		$ 12,921		$ 14,580		$ 6,184	$ 12,492
Total assets	$ 304,142		$ 282,088		$ 273,026		$ 265,125	$ 261,804
Capitalization:
Long-term debt	$ 69,345		$ 54,014		$ 69,308		$ 69,663	$ 69,734
Short-term debt	$ -		$ 17,210	(2)	$ -		$ 7,375	$ -
Common equity	$ 103,361		$ 102,483		$ 100,694		$ 94,091	$ 96,899

(1) Includes $152.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.

(2) Includes $90.0 million of long-term debt ($75.0 million for Peoples Gas and $15.0 million for North Shore Gas) retired in fiscal 2003 and $202.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.

(3) Includes $100.0 million of long-term debt retired in fiscal 2002 and $202.0 million of long-term debt of Peoples Gas classified as short-term due to bondholder tender rights.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

The Company recorded higher fiscal year 2003 results compared to the fiscal 2002 period. Key factors contributing to this improvement include strong growth in operating income from the Company's diversified energy businesses, a return to more normal weather in its Gas Distribution business, and lower interest expense. Fiscal 2003 net income was $103.9 million or $2.87 per diluted share, compared with $89.1 million or $2.51 per diluted share, in fiscal 2002.

Fiscal 2002 net income decreased to $89.1 million or $2.51 per share, compared to $96.9 million or $2.74 per share in fiscal 2001. The decrease in fiscal year results was largely due to the negative impact of weather that was 16 percent warmer than fiscal 2001 and lower equity investment income, which together more than offset the benefits of lower operating costs in the Gas Distribution segment and lower interest expense. The Company's weather insurance policy offset approximately 25 percent of the negative impact of weather.

A summary of variations affecting the Company's net income between periods is presented below, followed by explanations of significant differences.

	Increase/(Decrease)
	Fiscal 2003 vs.	Fiscal 2002 vs.
(In Thousands)	Fiscal 2002	Fiscal 2001
Revenues	$ 655,860	$ (787,684)
Operating Expenses:
Cost of energy sold	546,866	(742,335)
Operation and maintenance	44,272	(3,578)
Depreciation, depletion and amortization	12,973	5,662
Taxes, other than income taxes	31,260	(56,891)
Gains on property sales	(1,926)	(2,541)
Total Operating Expenses	637,297	(794,601)
Equity investment income (loss)	6,541	(32,392)
Operating Income	25,104	(25,475)
Other income	(8,566)	(5,115)
Other expense	(4,188)	(2,025)
Interest expense	(6,998)	(15,612)
Income Before Income Taxes	27,724	(12,953)
Income tax expense	12,861	(5,051)
Income Before Cumulative Effect
of Change in Accounting Principle	14,863	(7,902)
Cumulative effect of accounting change,
net of tax	-	34
Net Income	$ 14,863	$ (7,868)

Revenues and cost of energy sold for fiscal 2003 increased as a direct result of higher commodity prices and increased volumes sold in the current fiscal year. Colder weather contributed to increased sales and related gas costs in the Gas Distribution, Retail Energy Services and Midstream Services segments. Revenues were also impacted by increased production in the Oil and Gas Production segment. Revenues and cost of energy sold for fiscal 2002 decreased due to lower gas prices and lower volumes sold primarily caused by warmer weather. Revenue comparisons were also impacted by a change in the reporting method of a Midstream Services investment.

Operation and maintenance expense for fiscal 2003 increased primarily due to lower pension credits ($21.7 million), increased utility environmental cost ($14.7 million) and increased operation expense in the Oil and Gas Production segment ($6.6 million). Environmental costs are recovered through the utilities' rate mechanism and a like amount is included in revenues, therefore these costs did not affect operating income. Fiscal 2002 operation and maintenance decreased slightly compared to fiscal 2001. The items causing these decreases were primarily lower labor, group insurance and outside services expenses. The fiscal 2003, 2002 and 2001 pension credits totaled $1.5 million, $23.2 million and $20.1 million, respectively.

Depreciation, depletion and amortization for fiscal 2003 and 2002 increased mainly as a result of increased production in the Oil and Gas Production segment.

Taxes, other than income taxes for fiscal 2003 increased due to higher revenues in the Gas Distribution segment, offset by an adjustment to the municipal and state utility tax accrual. Taxes, other than income taxes for fiscal 2002 decreased due primarily to lower revenues in the Gas Distribution segment.

Gains on property sales decreased in fiscal 2003 and 2002 as compared to the previous years. Only one property sale occurred in fiscal 2003 resulting in a gain. Fiscal 2002 results contained gains on two property sales. Prior to fiscal 2003, these amounts were reported as other income. Comparative years have been reclassified.

Equity investment income for fiscal 2003 increased primarily from income generated from a full year of activity at SCEP and increased contributions from Elwood and EnerVest. The decrease in equity investment income for fiscal 2002 from fiscal 2001 was caused by the effect of Elwood's bond financing on partnership results. Also contributing to the decrease was the change in the reporting method of a Midstream Services investment. Finally, lower results from EnerVest in fiscal 2002 also contributed to the reduction in equity investment income from fiscal 2001.

Other income, net of other expense for fiscal 2003 decreased mainly due to a reduction in interest income along with the effects of a prior year insurance settlement. Other income, net of other expense for fiscal 2002 was lower primarily due to a reduction in interest income, offset partially by the proceeds of a settlement of a suit brought by Peoples Gas and North Shore Gas against an insurer for the recovery of environmental costs.

Interest expense declined in both fiscal 2003 and 2002 due to lower interest rates and reduced average borrowings outstanding.

Income taxes for fiscal 2003 increased due primarily to higher pretax income along with the expiration on December 31, 2002, of Section 29 income tax credits related to the Oil and Gas Production segment. Income taxes for fiscal 2002 decreased due to lower pretax income.

A summary of the Company's operating income by segment, and variations between periods, is presented below.

	For Fiscal Years Ended			Increase/(Decrease)
	September 30,			Fiscal 2003 vs.	Fiscal 2002 vs.
(In Thousands)	2003	2002	2001	Fiscal 2002	Fiscal 2001
Operating income:
Gas Distribution	$ 174,382	$ 169,578	$ 183,168	$ 4,804	$ (13,590)
Power Generation	11,256	10,065	19,946	1,191	(9,881)
Midstream Services	13,521	12,802	18,016	719	(5,214)
Retail Energy Services	3,499	1,549	(3,007)	1,950	4,556
Oil and Gas Production	31,852	16,142	19,130	15,710	(2,988)
Other	(133)	(777)	(880)	644	103
Corporate and Adjustments	(24,863)	(24,949)	(26,488)	86	1,539
Total operating income	$ 209,514	$ 184,410	$ 209,885	$ 25,104	$ (25,475)

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Peoples Gas and North Shore Gas purchase, store, distribute, sell and transport natural gas to approximately one million customers (825,000 for Peoples Gas and 150,000 for North Shore Gas). Peoples Gas' 4,000-mile distribution system serves Chicago and North Shore Gas' 2,000 mile distribution system serves 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial retail sales and transportation accounts, and provides a broad foundation that is not concentrated with any particular group of customers. Peoples Gas also owns a storage facility in central Illinois and a pipeline system that connects the storage facility and seven major interstate pipelines to Chicago.

Revenues of Peoples Gas and North Shore Gas are directly impacted by fluctuations in weather because both companies have a large number of heating customers. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. A common statistic used as an indicator of the affect of weather is Heating Degree Days (HDD). An HDD is a unit of measure used to represent each degree that the mean temperature for a 24-hour period is less than 65 degrees Fahrenheit.

Revenues of Peoples Gas and North Shore Gas are also affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a normal gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1K of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts, customer demand and working capital needs. (See Note 7 of the Notes to Consolidated Financial Statements.)

The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	For Fiscal Years Ended			Increase/(Decrease)
Margin Data	September 30,			Fiscal 2003 vs.	Fiscal 2002 vs.
(In Thousands)	2003	2002	2001	Fiscal 2002	Fiscal 2001
Gas Distribution revenues:
Sales
Residential	$ 1,155,927	$ 794,865	$ 1,439,364	$ 361,062	$ (644,499)
Commercial	178,845	109,307	204,629	69,538	(95,322)
Industrial	31,462	19,385	39,621	12,077	(20,236)
Total sales	1,366,234	923,557	1,683,614	442,677	(760,057)

Transportation
Residential	37,533	32,038	34,366	5,495	(2,328)
Commercial	50,820	46,051	48,357	4,769	(2,306)
Industrial	20,333	20,510	23,267	(177)	(2,757)
Contract pooling	21,460	11,496	24,982	9,964	(13,486)
Total transportation	130,146	110,095	130,972	20,051	(20,877)

Other Gas Distribution revenues	16,064	33,645	20,841	(17,581)	12,804

Total Gas Distribution revenues	1,512,444	1,067,297	1,835,427	445,147	(768,130)
Less: Gas costs	847,878	463,844	1,158,852	384,034	(695,008)
Gross margin	664,566	603,453	676,575	61,113	(73,122)
Less: Revenue taxes	136,939	112,187	167,110	24,752	(54,923)
Environmental costs recovered	21,338	6,620	6,606	14,718	14
Net margin (1)	$ 506,289	$ 484,646	$ 502,859	$ 21,643	$ (18,213)

Gas Distribution deliveries (MDth):
Gas sales
Residential	128,521	113,322	127,536	15,199	(14,214)
Commercial	21,555	17,345	19,350	4,210	(2,005)
Industrial	4,148	3,570	4,043	578	(473)
Total gas sales	154,224	134,237	150,929	19,987	(16,692)

Transportation
Residential	23,969	21,605	24,186	2,364	(2,581)
Commercial	45,074	42,724	44,531	2,350	(1,807)
Industrial	24,989	26,047	29,569	(1,058)	(3,522)
Total transportation	94,032	90,376	98,286	3,656	(7,910)

Total Gas Distribution deliveries	248,256	224,613	249,215	23,643	(24,602)

Gross margin per Dth delivered	$ 2.68	$ 2.69	$ 2.71	$ (0.01)	$ (0.02)

Net margin per Dth delivered	$ 2.04	$ 2.16	$ 2.02	$ (0.12)	$ 0.15

Average cost per Dth of gas sold	$ 5.50	$ 3.46	$ 7.68	$ 2.04	$ (4.22)

Actual heating degree days	6,684	5,639	6,713	1,045	(1,074)
Normal heating degree days (2)	6,427	6,427	6,427

Heating degree days as a percent of
normal (actual/normal)	104	88	104

(1) As used above, net margin is not a financial measure computed under generally accepted accounting principles (GAAP). Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) Normal HDD are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

The discussion of the Gas Distribution segment variations is primarily related to Peoples Gas and North Shore Gas activity. Segment results also include the impact of the Company's weather insurance policy. This is a five-year policy scheduled to expire at the end of fiscal 2004. There are no weather insurance receivables reflected in fiscal 2003 and 2001. Fiscal 2002 revenues include $8.7 million in weather insurance income.

The fluctuation in net margin per dekatherm delivered for fiscal 2003 versus fiscal 2002 reflects the variation in margin primarily caused by increased volumes delivered associated with colder weather. The utility's rate structure establishes a lower unit cost as volumes delivered to a customer increase. Other items affecting net margins include revenue tax accrual adjustments and a decrease in other Gas Distribution revenues primarily reflecting weather insurance accrued last year.

Fiscal 2003 revenues for Peoples Gas increased $378.6 million over fiscal 2002 resulting primarily from higher gas prices ($235.0 million), from increased deliveries due to weather that was almost 19 percent colder ($130.0 million) and higher revenue taxes. Operating income in fiscal 2003 increased $9.2 million compared with fiscal 2002 due mainly to the effects of weather ($26.0 million) and a reduction in the municipal and state utility tax accrual ($10.0 million). The revenue tax accrual adjustment resulted primarily from the effect of higher uncollectibles on the tax liabilities, which are paid based upon cash receipts. Lower pension credits ($20.8 million) and higher nonlabor operating expense partially reduced operating income.

Fiscal 2002 revenues for Peoples Gas decreased $661.2 million compared to fiscal 2001 due mainly to weather that was 16 percent warmer than fiscal 2001 and the lower gas costs. Operating income decreased $18.8 million as a result of lower gas delivery volumes resulting from the effect of the warmer weather and from an increase in the provision for uncollectible accounts ($2.2 million). Partially offsetting these effects was an increase in pension credits ($3.1 million).

The fiscal 2003, 2002 and 2001 pension credits for Peoples Gas totaled $4.2 million, $25.0 million and $21.9 million, respectively.

Peoples Gas and North Shore Gas accrue for estimated uncollectible accounts as revenues are recorded. The accrual rates are established based upon historical experience and projections of future charge-offs resulting from various factors, including the impact of natural gas prices and weather. Each quarter, Peoples Gas and North Shore Gas update the projection of future charge-offs based upon the most current information available, and adjust the reserve for uncollectible accounts, if necessary. Based on this ongoing review, Peoples Gas recorded an additional $5.0 million provision in the third quarter, increasing the reserve for uncollectible accounts to $29.2 million at September 30, 2003. During fiscal 2002, Peoples Gas recorded an additional $17.0 million charge to increase the reserve for uncollectible accounts. (See Note 7 of the Notes to Consolidated Financial Statements.)

Fiscal 2003 revenues for North Shore Gas increased $75.3 million over fiscal 2002 resulting primarily from higher gas prices ($45.0 million) and from increased deliveries due to weather that was almost 19 percent colder ($25.0 million) and higher revenue taxes. Operating income increased $4.3 million due mainly to the effects of weather ($3.7 million), partially offset by an increase in pension expense of $0.9 million. The fiscal 2003 pension expense totaled $1.7 million.

Fiscal 2002 revenues for North Shore Gas decreased $117.8 million compared to fiscal 2001 due primarily to weather that was 16 percent warmer and lower unit gas costs. Operating income decreased $5.6 million as a result of lower gas delivery volumes resulting from the affects of warmer weather.

The fiscal 2003, 2002 and 2001 pension expense for North Shore Gas totaled $1.7 million, $0.8 million and $0.7 million, respectively.

Power Generation Segment

The Power Generation segment, through Peoples Energy Resources, is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. The Company and Dominion are equal investors in Elwood, which owns and operates a 1,400-megawatt peaking facility near Chicago. Power generated by Elwood is sold through long-term contracts with Exelon, Engage and Aquila. The Company has a 27 percent interest in SCEP, a partnership with Exelon, that owns and operates a 350-megawatt facility. The Power Generation segment is also developing three additional sites to partner with or sell to investors.

The Elwood partnership recognizes revenue consistent with the contractual requirements for generator unit availability under Elwood's power sales agreements (PSAs) with its customers. Peaker plants serve to provide power on peak days when power beyond normal base load requirements is needed, which in Chicago usually occurs during the summer. As a result, a premium is placed on power capacity availability during the summer months, and the Elwood PSAs have substantial penalties for units not being available for dispatch in these months only. The terms of the PSA are such that in economic substance Elwood's customers are purchasing the majority of the plant's power capacity during summer months, and revenue is recognized accordingly.

The SCEP partnership's PSA does not have substantial penalties for nonperformance in the summer months. Also, unlike Elwood, which has market-based rates under FERC regulations in its PSAs, SCEP's rates are cost-based rates under FERC regulations. A significant cost for an electric generating plant is depreciation of fixed plant and equipment. Therefore, revenue recognition is based on a monthly demand payment that is earned and paid throughout the year on a straight-line basis.

An important business purpose of this segment is to develop power generation sites. The Company has a business development staff working to find new investment opportunities either through the development of power sites or through partnering with others in the construction of power facilities. The costs of these activities are either expensed as incurred or are capitalized as specific site development assets, as appropriate. Included in deferred charges at September 30, 2003, was $7.1 million related to this activity.

Fiscal 2003 operating income increased $1.2 million due to a full year of equity investment income generated from SCEP, which began commercial operations in July 2002, and lower operating costs ($1.2 million) associated with new investment opportunities, partially offset by last year's site-development income.

Fiscal 2002 operating income decreased $9.9 million mainly due to the inclusion in fiscal 2002's results of interest expense associated with Elwood's bond financing. In fiscal 2001, the interim financing costs for this project were reflected as corporate interest expense. The inclusion of this cost reduced equity investment income from Elwood by $16.5 million. Fiscal 2001's results also benefited from a gain on the liquidation of financial hedges associated with Elwood's gas supply requirements ($4.0 million). Adjusting for the financing and hedge impacts, operating income increased significantly due to Elwood's first full year of operation with its expanded facilities, which became commercially operable in June 2001 ($5.9 million), and from the site-development income and start up of operations at SCEP, which began commercial operations in July 2002 ($5.6 million). These benefits were somewhat offset by higher development expenses related to the pursuit of new power projects.

Aquila's senior unsecured debt rating was downgraded to below investment grade by Moody's Investor Service (Moody's) in September 2002 and by Standard & Poor's Ratings Services (S&P) in November 2002. The Company is closely monitoring the creditworthiness of Aquila, one of three companies contracting with Elwood for plant capacity and output. (See Note 4 of the Notes to Consolidated Financial Statements.)

Midstream Services Segment

The Midstream Services segment is engaged in asset-based wholesale activities that provide services to marketers, utilities, pipelines and gas-fired power generation facilities in the upper Midwest. The segment's services are asset based by virtue of having the physical ability to deliver the gas. The phrase "asset based" is intended to differentiate Peoples Energy Resources' business from that of certain marketers in the wholesale natural gas business who enter into gas supply and storage contracts without any means of delivering the physical commodity, intending instead to always settle with counterparties on the delivery date through the payment of money without delivery of gas. In addition, Peoples Gas utilizes its storage and pipeline supply assets as a natural gas hub and Peoples Energy Resources owns a propane-based peaking plant and leases storage assets. Period-to-period comparisons can have large fluctuations caused by volatility in the energy markets.

Revenues for fiscal 2003 increased $113.8 million as compared to fiscal 2002. The Company is expanding its wholesale marketing and asset management activities. Such activities are now performed in a wholly owned subsidiary and therefore revenues and expenses have increased versus fiscal 2002 when such activities were performed by enovate, an equity investment for a portion of the year. Operating income increased $0.7 million due to wholesale marketing and asset management activities ($2.9 million), partially offset by income in the prior year associated with enovate ($1.9 million).

Revenues for fiscal 2002 increased $61.0 million over fiscal 2001. In previous periods, enovate results were reported as equity investment income. From late March 2002 and until the dissolution of enovate in September 2002, 100 percent of enovate's sales were recorded in revenues. Operating income decreased $5.2 million compared to fiscal 2001, due to a reduction in income from enovate ($8.2 million) which benefited from extraordinary market volatility in fiscal 2001 and from a decline in wholesale activities ($2.9 million). Partially offsetting these effects was an increase in operating income from hub activity ($5.3 million) which experienced a record year due primarily to strong seasonal pricing differentials.

The following table summarizes operating statistics for the Midstream Services segment.

	For Fiscal Years Ended September 30,
	2003	2002	2001
Wholesale volumes sold (MDth)	57,100	42,200	13,600
Hub volumes delivered (MDth)	19,501	24,551	19,679
Number of hub customers	28	31	31

Retail Energy Services Segment

Peoples Energy Services, which is the only substantial contributor to the Retail Energy Services segment, provides energy, to industrial, commercial and residential customers regionally within Illinois. Residential customer choice for Illinois became available during the period of March through May 2002, for both gas and electricity.

During the third quarter of fiscal 2003, Peoples Energy Services entered into an agreement to become the natural gas provider for the State of Illinois. Under this agreement, Peoples Energy Services will provide nearly 3 Bcf of natural gas to the State of Illinois facilities in Chicago, representing an estimated five percent increase in total natural gas volumes for this segment.

Revenues for fiscal 2003 increased $83.3 million primarily due to increased deliveries associated with customer growth and colder weather, and higher natural gas commodity prices. Margins in the Retail Energy Services segment are dependent on various factors such as the regulatory environment, commodity pricing and competitive factors, making gross revenue statistics a less reliable indicator of results. Gross margin increased $2.3 million. Higher gas and electric margins and customer growth positively impacted operating results.

Operating income increased $2.0 million, reflecting the benefits of the increased margins offset partially by increased operating expenses.

Revenues for fiscal 2002 decreased $88.7 million due to declining natural gas commodity prices. Operating income increased $4.6 million resulting from higher margin ($5.1 million), partially offset by a slight increase in operating expenses. Power deliveries were slightly up due to warmer summer weather while power prices remained constant, resulting in increased margin from sales contracts that include a price-swing-risk mitigation factor. Additionally, the prior year included short-term electric margin losses from fixed price sales backed by seasonally priced supply.

The following table summarizes operating statistics for Peoples Energy Services.

	For Fiscal Years Ended September 30,
(In Thousands, Except Customers)	2003	2002	2001
Gas sales sendout (Dth)	41,722	36,182	45,402
Number of gas customers	16,992	10,383	12,700
Electric sales sendout (Mwh)	924	854	751
Number of electric customers	1,463	1,005	1,080

Oil and Gas Production Segment

The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States through direct ownership in oil, gas and mineral leases. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Peoples Energy Production also has an equity investment in EnerVest ($20.7 million as of September 30, 2003), which develops and manages a portfolio of oil and gas producing properties. Results from the equity investment in EnerVest improved $2.6 million during fiscal 2003.

Certain producing properties owned by Peoples Energy Production qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits expired on December 31, 2002. The amount recorded to income for the fiscal years ended September 30, 2003, 2002 and 2001 was $1.1 million, $4.5 million and $4.7 million, respectively.

In November 2002, the Company acquired an interest in five properties in south Texas and the upper Texas gulf area from a subsidiary of Magnum Hunter. The reserves acquired, 99 percent of which are natural gas, were purchased for approximately $33 million and added approximately 11 MMcfe per day production at the time of the acquisition. In April of 2003, the Company acquired additional interest in the Corpus Christi West Field from Royal Production and several affiliated entities for approximately $9 million. This acquisition added more than 2 MMcfe per day production at the time of the acquisition.

Fiscal 2003 revenues increased $40.6 million over fiscal 2002. Operating income in fiscal 2003 increased $15.7 million over fiscal 2002. Last year's results included the one time benefit of a settlement on hedges of $5.1 million. Excluding that impact, fiscal year results tripled due mainly to improved commodity prices and increased production. The increase in production was due to the impact of the acquired properties and the success of the Company's drilling program.

Fiscal 2002 revenues increased $11.7 million due to the impact of new production from reserves acquired in fiscal 2001, positive results from drilling programs, the East White Point acquisition in June 2002 and the settlement of hedges associated with Enron. Higher production was partially offset by a decline in net realized natural gas prices, excluding the impact of the settlement of hedges associated with Enron. Operating income decreased $3.0 million due mainly to lower results from the EnerVest partnership ($8.6 million). Net income for fiscal 2002 was positively impacted by the utilization of Section 29 income tax credits associated with certain producing properties ($4.5 million).

As of September 30, 2003, the Company had hedges in place for 16.1 million MMbtus for fiscal 2004, or 60 percent of estimated fiscal 2004 production, assuming a 10 percent growth over fiscal 2003 production. Of the hedges in place, approximately 60 percent are swaps at an average price of $3.56 per MMbtu. The remainder are no cost collars with a weighted average floor price of $3.80 per MMbtu and a weighted average ceiling price of $5.82 per MMbtu. The majority of these hedges are valued against the New York Mercantile Exchange's (NYMEX) Henry Hub Natural Gas Contract. In addition, as of September 30, 2003, the Company had hedges in place for 291,000 Bbls of oil at an average price of $24.79 per Bbl. The oil hedges are valued using the average daily price for the month for the NYMEX West Texas Intermediate Cushing, Oklahoma Oil Contract.

The following table summarizes operating statistics from the Oil and Gas Production segment.

	For Fiscal Years Ended September 30,
	2003	2002	2001
Total production - gas equivalent (MMcfe)(1)	25,798	19,343	16,024
Daily average gas production (MMcfd)	62.7	46.1	37.2
Daily average oil production (MBd)	1.3	1.1	1.1
Daily average production - gas equivalent (MMcfed)(1)	70.7	53.0	43.9
Gas production as a percentage of total	89.0	87.0	85.0
Net realized gas price received ($/Mcf)	$4.16	$3.11	$3.27
Net realized oil price received ($/Bbl)	$22.90	$19.05	$23.38
Depreciation, depletion and amortization rate ($/Mcfe)	$1.62	$1.40	$1.39
Average lease operating expense ($/Mcfe)	$0.32	$0.29	$0.29
Average production taxes ($/Mcfe)	$0.37	$0.16	$0.31

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

The increase in the depreciation, depletion and amortization rate was caused by the inclusion of costs to develop reserves that were previously classified as proved undeveloped and the transfer of acquisition and development costs and reserves related to properties previously classified as probable, that are now classified as proved. These costs have been added to the depreciation, depletion and amortization pool.

The increase in average production taxes is the result of increased revenues during fiscal 2003. In most states, production taxes are assessed as a percentage of revenues before the impact of hedges. Revenues, excluding hedges, for the fiscal year ended September 30, 2003, increased 136 percent compared to fiscal 2002.

Other Segment

The Company is involved in other activities such as district heating and cooling through its Trigen-Peoples partnership and miscellaneous nonmaterial investments. These and certain business development activities do not fall under the above segments and are reported in the Other segment. The reported results also include income from the operation of fueling stations for natural gas vehicles.

Revenues, operating expense and operating income variations for fiscal years 2003 and 2002 were insignificant as compared with the previous fiscal year periods.

Corporate and Adjustments

The cost of Corporate activities that support the business segments, as well as consolidating adjustments, are included in Corporate and Adjustments.

The operating loss variation in fiscal 2003 for this segment was insignificant as compared with fiscal 2002. Lower corporate costs were offset by the cost impact of a higher Peoples Energy stock price on outstanding stock appreciation rights (SAR) grants under the Company's equity compensation plans.

Fiscal 2002 operating losses in this segment remained relatively flat as compared to fiscal 2001. The impact of a lower Peoples Energy stock price on outstanding grants under the Company's equity compensation plans ($4.6 million) was offset by higher corporate support expenses.

Other Income and Other Expense

The following table summarizes activity included in the Company's other income and other expense categories.

	For Fiscal Years Ended
	September 30,
(In Thousands)	2003	2002	2001
Interest income	$ 2,307	$ 5,143	$ 15,076
Insurance settlement	-	6,248	-
Imputed interest on amounts recoverable from customers	290	170	1,532
Miscellaneous	1,235	837	905
Other income	3,832	12,398	17,513

Investment and fixed asset impairment losses	-	4,491	7,002
Miscellaneous	789	486	-
Other expense	789	4,977	7,002
Total other income, net of other expense	$ 3,043	$ 7,421	$ 10,511

Fiscal 2003 interest income reflects a return to more normal daily cash levels. Fiscal 2002 and 2001 activity reflected additional interest income related to cash advances to Elwood Energy and a note receivable from the sale of a turbine.

Also included in fiscal 2002 other income is a portion of the proceeds from a settlement of a suit brought by Peoples Gas and North Shore Gas against an insurer for the recovery of environmental costs which represents the amount received for the release of the insurer under certain insurance policies from pending or future claims unrelated to manufactured gas plant operations.

Fiscal 2002 and 2001 reflect impairment losses related to items owned but never used in the Company's operations. Fiscal 2002 reflects the write-down of assets located at Peoples Gas former SNG plant, transformers purchased in connection with a power site development and an investment in a supply and transportation contract. Fiscal 2001 write-downs include a turbine held for a power site development and an investment in a partnership formed to explore the development of a pipeline.

The following table summarizes activity included in Peoples Gas' other income and other expense categories.

	For Fiscal Years Ended
	September 30,
(In Thousands)	2003	2002	2001
Interest income	$ 1,723	$ 1,543	$ 1,907
Insurance settlement	-	3,748	-
Imputed interest on amounts recoverable from customers	275	136	1,293
Miscellaneous	1,180	498	872
Other income	3,178	5,925	4,072

Other expense - miscellaneous	325	391	524

Total other income, net of other expense	$ 2,853	$ 5,534	$ 3,548

The following table summarizes activity included in North Shore Gas' other income and other expense categories.

	For Fiscal Years Ended
	September 30,
(In Thousands)	2003	2002	2001
Interest income	$ 349	$ 222	$ 190
Insurance settlement	-	2,500	-
Miscellaneous	34	39	274
Other income	383	2,761	464

Other expense - miscellaneous	434	96	96

Total other income, net of other expense	$ (51)	$ 2,665	$ 368

Interest Expense

Fiscal 2003 interest expense for the Company decreased $7.0 million from fiscal 2002 due to lower interest rates and lower average borrowing requirements. The reduction due to rates was primarily the result of lower rates on variable rate debt, the retirement or refinancing of higher cost notes and bonds, and increased use of commercial paper. Average borrowing requirements were reduced primarily due to the repayment of a $100.0 million note in fiscal 2002 and to increased issuances of common stock in fiscal 2003.

Fiscal 2002 interest expense decreased $15.6 million from fiscal 2001 due to several factors. Interest decreased due to a reduction in corporate short-term debt mainly due to Elwood's bond financing. This impact was partially offset by the full year of interest expense in fiscal 2002 associated with the $325.0 million in corporate notes issued in January 2001 to fund the expansion of the diversified businesses. Utility short-term borrowing requirements were much lower due to the impacts of warmer weather, lower natural gas prices and improved customer collections. Additionally, the Company benefited from lower interest rates on commercial paper and Peoples Gas' variable rate bonds.

Fiscal 2003 interest expense for Peoples Gas decreased $1.4 million from fiscal 2002 due to lower rates on variable rate debt and to the retirement or refinancing of higher cost notes and bonds. These impacts were partially offset by higher average borrowing requirements resulting from colder weather and higher natural gas prices. For fiscal 2002, interest expense for Peoples Gas decreased $13.1 million due mainly to lower average short-term borrowing requirements resulting from warmer weather, lower natural gas prices and improved customer collections. Also impacting interest expense was lower interest rates on Peoples Gas' variable rate bonds and other short-term debt.

North Shore Gas' fiscal 2003 interest expense decreased $1.4 million from fiscal 2002 primarily due to lower interest rates. North Shore Gas' fiscal 2002 variation for interest expense was insignificant.

Fiscal 2004 Outlook

The Company expects fiscal 2004 earnings to be in the range of $2.70 to $2.85 per share. The target range for the coming year is based on several factors including continued operating income growth from the Company's diversified energy businesses of 10 to 20 percent, ongoing cost control measures, a return to normal weather, pension expense in the range of $11 million to $13 million, a provision for bad debt expense of approximately 2.5 percent of utility revenues and a higher average number of shares outstanding resulting in $0.05 to $0.10 per share of dilution. Capital expenditures are expected to decline from about $187 million in fiscal 2003 to about $150 million in fiscal 2004, with about $80 million in the Gas Distribution segment and the balance in the diversified energy segments. (See Forward-Looking Information.)

Critical Accounting Policies

In preparing the Company's financial statements using GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those that are important to the representation of the Company's financial condition and results of operations. They require management's most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. There were no material changes in the application of each of the critical accounting policies listed below during fiscal 2003.

Regulated Operations. Due to the regulation of the Company's utility subsidiaries, certain transactions are recorded based on the accounting prescribed in Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under this statement certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates. Accordingly, actions of the Commission could have an effect on the amount recovered from or refunded to customers. Any differences between recoverable and refundable amounts and the amounts deferred would be recorded as income or expense at the time of any Commission action. If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continued through rates established and collected for the remaining regulated operations. No such change is foreseen by management. (See Notes 1J and 1K of the Notes to Consolidated Financial Statements.)

Environmental Activities Relating to Former Manufactured Gas Operations. The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (manufactured gas sites). The utility subsidiaries are accruing and deferring the costs they incur in connection with environmental activities at the manufactured gas sites pending recovery through rates or other entities. The amounts deferred include costs incurred but not yet recovered through rates and management's best estimates of the costs that the utilities will incur in investigating and remediating the manufactured gas sites. Management's estimates are based upon an ongoing review by management and its outside consultants of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other potentially responsible parties (PRPs). (See Notes 1L and 5A of the Notes to Consolidated Financial Statements.)

Retirement and Postretirement Benefits. The calculation of pension expense (credits) relies on actuarial assumptions including discount rate, long-term rate of return on assets and assumed future increases in compensation. These assumptions are determined annually and changes to the assumptions can have a material effect on the amounts recorded from year to year. The Company bases its discount rate assumption on yields of high quality long-term, fixed-income bonds. A decrease in the assumed discount rate of 25 basis points would have increased fiscal 2003 pension expense by $1.6 million.

Additionally, when an employee retires and takes his/her retirement benefit as a lump sum, a settlement amount under SFAS No. 88, "Employer's Accounting and Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," is calculated representing the difference between the actuarial liability for this employee and the lump sum. The Company has chosen to record this difference as well as a portion of previously unrecognized gains and losses in the current period instead of amortizing the difference over the expected average service life of the remaining participants. Both methods are acceptable under GAAP. Therefore, the timing of retirements can have an effect on the amount recorded in any given year. (See Note 8 of the Notes to Consolidated Financial Statements.)

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. Through the use of an independent actuary, the Company accrues the expected costs of such benefits during a portion of the employees' years of service. This accrual is based on assumptions regarding discount rates, rate of return on assets and health care cost trend rates. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2003 by $9.2 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.4 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2003 by $7.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.2 million annually. A decrease in the assumed discount rate of 25 basis points would have increased postretirement benefit cost expense by $0.2 million.

Derivative Instruments and Hedging Activities. The Company enters into financial derivative contracts to hedge price risk on natural gas purchases and sales. For each contract, management must determine whether the underlying transaction qualifies as a hedge under derivative accounting rules. If contracts do qualify as hedges, they will have a minimal effect on income until settled. Otherwise the change in the fair value of these contracts would be recorded in income monthly and result in potentially significant impacts, both positive and negative. Additionally, due to the nature of the Company's businesses, most of the Company's contracts for physical purchases and sales of gas or power meet the definition of a derivative, but are exempt from derivative accounting requirements under the normal purchase and sale exemption. Under this exemption, if the transactions are clearly intended to meet the requirements of the customers, mark-to-market accounting is not required. Management judgment is required to make this determination. (See Note 1M of the Notes to Consolidated Financial Statements.)

Provision for Uncollectible Accounts. The Company's subsidiaries accrue for estimated uncollectible accounts as revenues are recorded. The accrual rates are established based upon historical experience and projections of future charge-offs resulting from various factors, including the impacts of natural gas prices and weather. Each quarter, the Company's subsidiaries update the projection of future charge-offs based upon the most current information available, and adjust the reserve for uncollectible accounts, if necessary. (See Note 7 of the Notes to Consolidated Financial Statements.)

Other Matters

Accounting Standards. In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." Under FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company's only off-balance sheet financing is through its equity method investments, none of which qualify as a Variable Interest Entity. This implementation date has been deferred to fiscal 2004. The Company does not expect FIN 46 to significantly affect the Company's financial condition or results of operations.

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

Competition and Deregulation. Since May 2002, all retail gas customers, including residential customers, in northern Illinois have had the opportunity to select an alternative supplier other than the local utility (an alternative gas supplier). Outside of the service territories of Peoples Gas, North Shore Gas and Nicor Gas, only large-volume customers have had the ability to choose an alternative gas supplier. Because the Gas Distribution utilities do not make any profit on the commodity cost of gas and because transportation charges are basically the same for customers using an alternative gas supplier and for sales customers, the operating income of the Gas Distribution utilities is generally not affected by whether a customer is a transportation customer or a sales customer.

With respect to retail electric competition, the phase-in of open access set forth in the December 16, 1997, electric restructuring law is now complete. Since May 1, 2002, all retail electric customers, including residential customers, have had the ability to select an alternative retail electric supplier, which is a nonutility supplier or an electric utility other than the customer's local electric utility. However, as of October 31, 2003, no company has requested the required authorization from the Commission to provide electricity service to residential customers. Customers who buy their electricity from an alternative retail electric supplier are required to pay transition charges to the utility through the year 2006. Management believes that the restructuring of the electric market in Illinois under this legislation will not have a material adverse effect on the competitive position of the Company's subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

	For Fiscal Years Ended September 30,
(In Thousands)	2003	2002	2001
Net cash provided by operating activities	$ 205,779	$ 328,092	$ 167,668
Net cash used in investing activities	$(169,499)	$ (14,512)	$(293,363)
Net cash provided by (used in) financing activities	$ (28,065)	$(373,313)	$ 187,775

Cash provided by operating activities decreased in fiscal 2003 compared to fiscal 2002 primarily due to working capital needs related to higher gas prices and increased storage. Peoples Gas' inventory gas increased by $46.6 million and Midstream Services' inventory increased by $19.4 million. The increase in net cash used in investing activities in fiscal 2003 compared to 2002 was primarily due to the collection of previously advanced cash to Elwood in fiscal 2002 as a result of project financing of that facility. The net cash used in financing activities decreased in fiscal 2003 compared to 2002 primarily due to the retirement in fiscal 2002 of $300.3 million of debt and to increased proceeds of $42.5 million from the issuance of common stock in fiscal 2003.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

The Company's total assets at September 30, 2003 increased $204.9 million compared to September 30, 2002, primarily caused by:

  increased gas in storage of $76.0 million as a result of an increase in physical inventory at Gas Distribution, Midstream Services and Retail Energy Services segments' storage;
  increased utility and oil and gas property net of depreciation of $62.8 million related to utility construction and oil and gas acquisitions and drilling;
  increased intangible pension asset of $30.5 million related to an additional minimum liability recorded ;
  increased receivables from customers of $31.1 million caused by higher gas costs;
  increased gas cost recoverable of $12.4 million; and
  decreased other receivables of $32.7 million related to reduced receivables from hedging activities.

The Company's total liabilities at September 30, 2003 increased $163.2 million compared to September 30, 2002, primarily caused by:

  increased long-term debt of $190.3 million related to replacing current bond maturities and terming up of commercial paper and adjustable rate debt;
  decreased commercial paper of $29.9 million;
  decreased other short-term debt and current portion of long-term debt of $140.0 million;
  decreased regulatory liabilities of $30.0 million related to the utilities' price protection program;
  increased accounts payable of $43.0 million related to higher priced gas purchases;
  increased pension and postretirement benefit liabilities of $85.7 million caused by lower discount and interest rate assumptions; and
  increased deferred income taxes of $29.6 million.

The Company's total equity at September 30, 2003 increased by $41.7 million compared to September 30, 2002, primarily caused by:

  increased common stock of $44.8 million related primarily to the continuous equity program and Direct Purchase and Investment Plan;
  increased retained earnings of $27.6 million; and
  decreased accumulated other comprehensive income (AOCI) of $30.8 million related to pension liabilities and hedging activity.

Changes in Debt Securities

During fiscal 2003, the Company took advantage of the low interest rate environment to refinance existing debt with lower interest rate debt and to term-up adjustable rate debt. In general, debt classified as short-term due to the technical tender provisions was replaced by long-term debt. (See Note 11 of the Notes to Consolidated Financial Statements.)

Financial Sources

The Company and its two regulated utilities have access to outside capital markets, commercial paper markets and internal sources of funds that together provide sufficient resources to meet their working capital and long-term capital requirements. The Company does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between January and June. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time to time on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

In addition to cash generated internally by operations, as of September 30, 2003, the Company has credit facilities of $317.5 million (Peoples Energy, $150.0 million; Peoples Gas, $167.5 million, of which $37.0 million may be utilized by North Shore Gas). Peoples Gas also has a seasonal supplemental line of $40.0 million for the winter months. These various facilities primarily support the Company's ability to borrow using commercial paper. As of September 30, 2003, Peoples Energy's entire line was available and $111.6 million of the $167.5 million Peoples Gas and North Shore Gas facilities were available. The Company's credit facilities generally contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65 percent. The credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. As of September 30, 2003, Peoples Gas had $24.4 million of loans from Peoples Energy. North Shore Gas had no such loans outstanding at September 30, 2003.

The current credit ratings for the Company, Peoples Gas and North Shore Gas are summarized on the table below.

	Corporate Credit Rating	Senior Unsecured Debt	Utility Senior Secured Debt	Corporate Commercial Paper	Utility Commercial Paper
Moody's	A3	A3	Aa3	P-2	P-1
Standard and Poor's	A-	BBB+	A-	A-2	A-2
Fitch Ratings	A	A	AA-	F1	F1

On July 29, 2003, Fitch Ratings (Fitch) lowered the Company's senior unsecured rating from A+ to A. For both Peoples Gas and North Shore Gas, the senior secured rating was lowered from AA to AA- and the commercial paper rating was lowered from F1+ to F1. The Company's F1 commercial paper rating was affirmed and the ratings outlook for all three companies was raised from Negative to Stable. Fitch noted that the Company's consolidated business risk profile resulting from its diversification strategy has resulted in leverage and credit protection measures that are more consistent with the revised rating.

Moody's describes double-A rated debt (Aa1, Aa2 and Aa3) as high-grade and single-A rated debt (A1, A2 and A3) as upper-medium grade. S&P describes A-rated debt (A+, A and A-) as strong and triple-B rated debt (BBB+, BBB and  BBB-) as adequate. Fitch describes double-A rated debt (AA+, AA and AA-) as having a very high credit quality and single-A rated debt (A+, A and A-) as having high credit quality. The lowest investment grade credit ratings for Moody's is Baa3, for S&P is BBB- and for Fitch is BBB-. Thus, all three credit rating agencies give the Company, Peoples Gas and North Shore Gas investment grade ratings.

Regarding short-term ratings applicable to commercial paper, Moody's describes the P-1 rating as indicating a superior repayment ability and P-2 as indicating a strong repayment ability. S&P describes an A-2 rating as satisfactory. Fitch describes the F1 ratings (F1+ and F1) as indicating the highest credit quality.

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of September 30, 2003, 858,300 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $32.4 million. Subsequent to September 30, 2003, and through December 11, 2003, the Company has not issued any additional shares under this registration statement. In addition, the Company issues common stock through various plans such as its Direct Purchase and Investment Plan and its Employee Stock Purchase Plan. (See Note 14 of the Notes to Consolidated Financial Statements.)

Financial Uses

Capital Spending. In fiscal 2003, the Company spent $187.2 million on capital projects and investments in equity investees. The Gas Distribution segment spent $82.0 million on property, plant and equipment of which $73.0 million was spent by Peoples Gas and $9.0 million was spent by North Shore Gas. The remaining $105.2 million was spent by the diversified business segments. The majority of this capital was in the Oil and Gas Production segment, which spent $98.2 million on the acquisition of producing properties, drilling projects and the exploitation of the acquired and existing assets. Total forecasted capital spending for fiscal 2004 is estimated to be $150 million.

Working Capital Credit Facility. Elwood, the Company and Dominion have entered into a revolving working capital credit facility under which the Company and Dominion will fund Elwood's working capital requirements up to a maximum aggregate amount of $10.0 million. The facility is dated June 28, 2002, and commenced July 1, 2002. The outstanding loans would earn interest at the A-2/P-2 commercial paper rate plus 50 basis points. At September 30, 2003, the entire amount was available.

Dividends. On February 5, 2003, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock from 52 cents per share to 53 cents per share.

Commitments and Contingencies

The Company has certain contractual obligations directly related to the Company's operations and unconsolidated equity investees. The majority of these are long-term debt related with other substantial commitments for gas supply, transportation and storage contracts. (See Note 6 of the Notes to Consolidated Financial Statements.)

Contractual Obligations. The following table summarizes the Company's long-term minimum contractual obligations.

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 896.3	$ --	$ --	$ --	$ 896.3
Operating leases	37.3	3.9	7.2	6.3	19.9
Other long-term obligations (2)	230.3	82.6	99.6	37.6	10.5
Total contractual cash obligations	$1,163.9	$ 86.5	$106.8	$ 43.9	$ 926.7

(1) Includes adjustable rate bonds classified as short-term debt. (See Note 11 of the Notes to Consolidated Financial Statements.)

(2) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term and short-term capital purchase commitments.

Off-Balance Sheet Financing. Off-balance sheet debt at September 30, 2003 and 2002, consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples ($15.4 million and $15.7 million), EnerVest ($2.7 million and $5.7 million) and Elwood ($190.0 million and $196.9 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations in the form of guarantees and letters of credit in support of its unconsolidated equity investments' operations. (See Note 6 of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company's Gas Distribution utility subsidiaries are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 5A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for environmental costs associated with a former mineral processing site in Denver, Colorado. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 5B of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings. The Commission is conducting a proceeding regarding the fiscal 2001 reconciliation of Peoples Gas' and North Shore Gas' revenues from the Gas Charge and related costs. On August 7, 2003, three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and Chicago) filed testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the AG and CUB have requested disallowances, which range from $8 million to $56 million, covering a variety of alleged issues other than financial hedging. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Commission's Staff (the Staff) filed its testimony in these proceedings on August 15, 2003. The Staff requested a disallowance of $31 million in the Peoples Gas proceeding and $1.4 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which related to hedging. Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas' underground storage. This change has no immediate effect on net income because amounts previously recovered through the Gas Charge will be capitalized as property, plant and equipment and depreciated over the asset's useful life. An offsetting liability for this amount, which is expected to be refunded to customers, will be recorded. Peoples Gas will also record property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. These transactions will be recorded in the first quarter of fiscal 2004. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case. The remaining procedural schedule provides for the Staff and intervenors to file rebuttal testimony, Peoples Gas and North Shore Gas to file surrebuttal testimony and evidentiary hearings to be held. An order from the Commission is not expected before the fourth quarter of fiscal 2004. Peoples Gas and North Shore Gas each believes that it conducted business prudently and in the best interest of customers within established standards but cannot predict the outcome of these proceedings.

The Company believes that its fiscal 2001 purchasing practices were consistent with the standards applied by the Commission in its past Orders and upheld by the Illinois courts. Although the Company cannot predict the outcome of these proceedings, the Company believes that it conducted business prudently and in the best interest of customers within these established standards.

Fiscal year 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for February 10, 2004. Fiscal year 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas' and North Shore Gas' direct testimony is due on April 1, 2004. A status hearing is scheduled for May 12, 2004.

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2003, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $80.9 million.

Peoples District Energy owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At September 30, 2003, the partners' capital account was $7.7 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters were 1.98 to 1.0, 1.85 to 1.0, 2.28 to 1.0, and 2.07 to 1.0.

Peoples Energy Resources owns a 50 percent equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions, unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 7, 2003, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

Risk Management Activities

Market Risk. The Company's earnings may vary due to changes in commodity prices (market risk) through its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps, no-cost collars and options contracts.

It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. All market risk is identified and reduced to levels less than the maximum earnings-at-risk limit approved by the Board of Directors. All hedging is conducted on registered exchanges or with counterparties that meet stringent credit requirements. Formal risk management policies and procedures are in place for all subsidiaries. Most of these instruments qualify for hedge accounting. Therefore, gains and losses from these instruments will be recorded in the income statement in the same month that the underlying hedged activity is recorded. Any hedge ineffectiveness is booked monthly to the income statement. (See Note 1M of the Notes to Consolidated Financial Statements.)

The Company monitors and controls its derivative and physical positions using analytical techniques including measuring future obligations to changes in market price (mark-to-market), sensitivity analysis and value at risk. This process provides information on credit exposure as well as the current value of the portfolio. All NYMEX valuations are based on well publicized market prices rather than model valuation projections. Monthly projections of basis valuation are based on deal quotes and adjusted for seasonality based on historical trends.

Starting in the second quarter of fiscal 2002, the Company's utilities began to use financial derivative instruments to lock in the purchase price for a portion of its future natural gas purchases. The strategy is intended to minimize fluctuations in gas costs charged to the utility gas sales customers. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to utility gas sales customers, the accounting for these derivative instruments is subject to SFAS No. 71. Therefore, changes in the market value of these derivatives are recorded as a regulatory asset or regulatory liability on the balance sheet. Gains or losses on the settlement of these contracts are included as an adjustment to gas purchases in the determination of the monthly Gas Charge passed through to customers.

The Company has positions in natural gas transportation and inventory as part of its Midstream Services operations. The Company uses derivative financial instruments to protect against loss of value in its capacity caused by changes in the market place. Most of these are considered cash flow hedges of future transactions. A small portion are used to protect the value of inventory and are accounted for as fair value hedges. Gains and losses from these instruments will be recorded in the income statement in the same month the underlying hedged activity is recorded. Although most of the physical contracts managed by the Midstream Services segment are accounted for on an accrual basis, certain contracts may be accounted for on a mark-to-market basis. As of September 30, 2003, there was no material mark-to-market effect for physical contracts.

The Company sells fixed price and variable priced products as part of its Retail Energy Services business. Price risk is managed through the use of supplier contracts, storage and financial transactions. As of September 30, 2003, the exposure from open positions was immaterial.

The Power Generation segment has entered into power sales contracts that effectively eliminate fuel price risk.

The following table summarizes the valuation of outstanding financial contracts for fiscal 2003 and 2002.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2003	2002	2003	2002	2003	2002
Value of contracts outstanding at the beginning of the period	$ (13,720)	$ 16,825	$ (201)	$ -	$ 31,042	$ -
Less: contracts realized or otherwise settled during the period	(27,470)	7,279	(2,701)	-	136,240	269
Plus: value of new contracts entered into during the period
and outstanding at year-end	(4,646)	(3,918)	(65)	(201)	(16,647)	31,042
Plus: changes in fair value attributable to changes in valuation
techniques and assumptions	-	-	-	-	-	-
Plus: other changes in fair values	(35,675)	(19,348)	(2,500)	-	108,154	269
Value of contracts outstanding at the end of the period	$ (26,571)	$ (13,720)	$ (65)	$ (201)	$ (13,691)	$ 31,042

The maturity of the fair value hedges and the mark-to-market contracts fall within the next 12 months of the balance sheet date. Included in the value of mark-to-market contracts are amounts relating to the utility subsidiaries' gas price protection program ($13.7 million). All gains or losses from these contracts will be included in the Gas Charge to customers. The maturities of the cash flow hedges are summarized in the table below. All valuations are based on NYMEX closing prices at September 30, 2003.

Cash Flow Hedges
Value by Year of Maturity

		Less than	1 to 2	2 to 3	3 to 4	4 to 5	More than
(In Thousands)	Total	1 Year	Years	Years	Years	Years	5 Years
Value at September 30, 2003	$ (26,571)	$ (13,384)	$ (8,435)	$ (4,058)	$ (694)	$ -	$ -
MMbtue	33,909	17,849	10,868	4,682	510	-	-
Average hedge price	$ 3.64	$ 3.71	$ 3.61	$ 3.49	$ 2.94	$ -	$ -

Value at September 30, 2002	$ (13,720)	$ (7,549)	$ (3,843)	$ (853)	$ (1,090)	$ (385)	$ -
MMbtue	36,089	15,468	9,927	7,145	3,039	510	-
Average hedge price	$ 3.30	$ 3.27	$ 3.28	$ 3.46	$ 3.21	$ 2.81	$ -

Weather Risk. The Company's earnings vary due to the warmth or severity of the weather. The Company manages this risk through the purchase of weather insurance and the use of block rates in utility rate design. Block rates help mitigate the effect of warm weather by allowing greater cost recovery on the first volumes through the meter and less on the last volumes. The insurance currently in place protects the Company on the portion of lost revenue incurred when weather is seven percent to 13 percent warmer than normal. The insurance accrual is recorded using the prescribed intrinsic method of accounting and settles annually based on the Company's fiscal year.

Interest Rate Risk. The Company periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. During fiscal 2003, the Company entered into treasury lock agreements totaling $115.0 million that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings. On April 24, 2003, in connection with the issuance of the utility subsidiaries' new debt, the

Company unwound all of its treasury lock positions resulting in a $0.7 million loss charged by Peoples Gas and a $0.4 million loss charged by North Shore Gas to other comprehensive income. These amounts will be amortized over the 10-year term of the new debt.

Credit Risk. The Company has established a credit policy to mitigate the effect of nonperformance on wholesale transactions. Pursuant to this policy, a credit limit is established for all counterparties based on a review of their financial condition. This policy does not cover Retail Energy Services or Gas Distribution customers, which are covered under other retail credit procedures. The Company reviews, and changes when necessary, its credit underwriting and monitoring procedures. For example, the Company has taken action this year to reduce exposure to counterparties with low credit ratings by lowering credit limits and reducing or terminating future business. In addition, the Company has adequate financial assurance provisions in many of its commercial agreements that permit the Company to call for additional credit support (e.g., letters of credit, cash deposits or payment in advance).

Aquila's senior unsecured debt rating was downgraded to below investment grade by Moody's in September 2002 and by S&P in November 2002. The Company is closely monitoring the creditworthiness of Aquila, one of three companies contracting with Elwood for plant capacity and output. (See Note 4 of the Notes to Consolidated Financial Statements.)

Interest Coverage

The fixed charges coverage ratios for the Company, Peoples Gas and North Shore Gas are as follows:

	For Fiscal Years Ended
	September 30,
	2003	2002	2001
Peoples Energy	4.40	3.62	2.95
Peoples Gas	6.62	6.31	4.35
North Shore Gas	7.45	5.13	5.34

The increase in the ratio for the Company in fiscal 2003 reflects higher pretax income and lower interest expense due to lower interest rates and lower average borrowing requirements. The increase in the ratio for the Company in fiscal 2002 reflects lower interest expense due to lower short-term debt resulting from Elwood's bond financing, a decrease in the utility short-term borrowing requirements and lower interest rates.

The slight increase in the ratio for Peoples Gas in fiscal 2003 reflects higher pretax income and slightly lower interest expense due to lower interest rates on variable rate debt and to the retirement or refinancing of higher cost rates and bonds. The increase in the ratio for Peoples Gas in fiscal 2002 reflects lower short-term borrowing requirements and lower interest rates.

The increase in the ratio for North Shore Gas in fiscal 2003 reflects higher pretax income and lower interest expense due to lower interest rates. The slight decrease in the ratio for North Shore Gas in fiscal 2002 reflects lower pretax income offset by slightly lower interest expense.

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
  Aquila's financial ability to perform under its power sales agreements with Elwood;
  drilling risks and the inherent uncertainty of oil and gas reserve estimates;
  weather related energy demand; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail in Item 1 - Business. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are reported under MD&A - Risk Management Activities.

ITEM 8. Financial Statements and Supplementary Data
Page

Statement of Management's Responsibility	42

Independent Auditors' Report
Peoples Energy	43
Peoples Gas	44
North Shore Gas	45

Consolidated Statements of Income for Fiscal Years Ended September 30, 2003, 2002 and 2001
Peoples Energy	46
Peoples Gas	51
North Shore Gas	56

Consolidated Balance Sheets at September 30, 2003 and 2002
Peoples Energy	47
Peoples Gas	52
North Shore Gas	57

Consolidated Capitalization Statements at September 30, 2003 and 2002
Peoples Energy	48
Peoples Gas	53
North Shore Gas	58

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended September 30, 2003, 2002 and 2001
Peoples Energy	49
Peoples Gas	54
North Shore Gas	59

Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2003, 2002 and 2001
Peoples Energy	50
Peoples Gas	55
North Shore Gas	60

Notes to Consolidated Financial Statements	61

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

The financial statements and other financial information included in this report were prepared by management, which is responsible for the integrity and objectivity of presented data. The consolidated financial statements of the Company and its subsidiaries were prepared in conformity with generally accepted accounting principles of the United States and necessarily include some amounts that are based on the best estimates and judgments of management.

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

Deloitte & Touche LLP, the Company's independent public accountants retained by the Audit Committee of the Board of Directors, as a part of its audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing and extent of its audit tests. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during its audit were valid and appropriate.

The Audit Committee of the Board of Directors, comprised of six nonmanagement directors, meets regularly with management, the internal auditors, and Deloitte & Touche LLP, jointly and separately, to ensure that appropriate responsibilities are discharged. These meetings include review with and retention of all outside auditors, approval of any non-audit services by independent auditors, discussion and review of quarterly and annual earnings results and SEC filings, accounting principles and practices, internal accounting controls, audit results and the presentation of financial information in the annual report.

THOMAS M. PATRICK
Chairman, President and Chief Executive Officer

THOMAS A. NARDI
Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation and subsidiary companies (the Company) at September 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1 to the financial statements, effective October 1, 2000, the Company changed its method of accounting for derivative instruments to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 10, 2003

INDEPENDENT AUDITORS' REPORT

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company and subsidiary companies (hereinafter referred to as Peoples Gas, a wholly owned subsidiary of Peoples Energy Corporation) at September 30, 2003 and 2002, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of Peoples Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Gas at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 10, 2003

INDEPENDENT AUDITORS' REPORT

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company and subsidiary companies (hereinafter referred to as North Shore Gas, a wholly owned subsidiary of Peoples Energy Corporation) at September 30, 2003 and 2002, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of North Shore Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Shore Gas at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 10, 2003

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands, Except Per-Share Amounts)
Revenues	$ 2,138,394	$ 1,482,534	$ 2,270,218

Operating Expenses:
Cost of energy sold	1,329,023	782,157	1,524,492
Operation and maintenance	338,491	294,219	297,797
Depreciation, depletion and amortization	111,825	98,852	93,190
Taxes, other than income taxes	167,217	135,957	192,848
Gains on property sales	(339)	(2,265)	(4,806)
Total Operating Expenses	1,946,217	1,308,920	2,103,521

Equity investment income	17,337	10,796	43,188

Operating Income	209,514	184,410	209,885

Other income	3,832	12,398	17,513

Other expense	789	4,977	7,002

Interest expense	49,441	56,439	72,051

Income Before Income Taxes	163,116	135,392	148,345

Income tax expense	59,182	46,321	51,372

Income Before Cumulative Effect
of Change in Accounting Principle	103,934	89,071	96,973

Cumulative effect of accounting change,
net of tax	-	-	(34)

Net Income	$ 103,934	$ 89,071	$ 96,939

Average Shares of Common Stock Outstanding
Basic	36,054	35,454	35,380
Diluted	36,193	35,492	35,439

Earnings Per Share of Common Stock
Basic	$ 2.88	$ 2.51	$ 2.74
Diluted	$ 2.87	$ 2.51	$ 2.74

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED BALANCE SHEETS

	At September 30,
(In Thousands)	2003	2002
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,552,464	$ 2,493,323
Oil and gas	391,135	295,773
Other	18,357	15,422
Total property, plant and equipment	2,961,956	2,804,518
Less - Accumulated depreciation, depletion and amortization	1,123,783	1,030,617
Net property, plant and equipment	1,838,173	1,773,901
Investment in equity investees	141,756	154,857
Other investments	25,374	22,893
Total Capital Investments - Net	2,005,303	1,951,651

CURRENT ASSETS:
Cash and cash equivalents	13,648	5,433
Deposits with broker or trustee	19,361	28,645
Receivables -
Customers, net of reserve for uncollectible
accounts of $33,124 and $34,669, respectively	212,901	181,819
Other	9,036	41,761
Materials and supplies, at average cost	9,754	9,948
Gas in storage	165,583	89,568
Gas costs recoverable through rate adjustments	22,665	10,218
Regulatory assets of utility subsidiaries	27,279	18,274
Other	9,917	6,203
Total Current Assets	490,144	391,869

OTHER ASSETS:
Prepaid pension costs	186,961	179,678
Noncurrent regulatory assets of utility subsidiaries	181,223	167,236
Deferred charges and other	64,907	33,213
Total Other Assets	433,091	380,127
Total Assets	$ 2,928,538	$ 2,723,647

CAPITALIZATION AND LIABILITIES
Total Capitalization (see Consolidated Capitalization Statements)	$ 1,592,344	$ 1,360,338

CURRENT LIABILITIES:
Commercial paper	55,949	85,871
Current maturities of long-term debt	-	90,000
Other short-term debt	152,000	202,000
Accounts payable	236,640	193,626
Regulatory liabilities of utility subsidiaries	-	29,976
Dividends payable	19,446	18,495
Customer deposits	26,369	6,536
Customer credit balances	48,402	64,105
Accrued taxes	45,730	47,283
Gas costs refundable through rate adjustments	5,039	28
Accrued interest	10,999	11,582
Total Current Liabilities	600,574	749,502

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	407,835	378,225
Investment tax credits	27,642	28,340
Environmental, pension and other	300,143	207,242
Total Deferred Credits and Other Liabilities	735,620	613,807

Total Capitalization and Liabilities	$ 2,928,538	$ 2,723,647

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2003	2002
(In Thousands, Except Shares)
COMMON STOCKHOLDERS' EQUITY:
Common stock, without par value -
Authorized 60,000,000 shares
Issued 36,936,068 and 35,705,106 shares, respectively	$ 346,545	$ 301,699
Treasury stock (246,100 and 246,100 shares, respectively, at cost)	(6,760)	(6,760)
Retained earnings	549,969	522,381
Accumulated other comprehensive income (loss)	(41,755)	(10,996)
Total Common Stockholders' Equity	847,999	806,324

LONG-TERM DEBT:
Peoples Energy Corporation
6.9% Series A, due January 15, 2011	325,000	325,000
The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	-	50,000
6.37% Series CC, due May 1, 2003	-	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	-
3.05% Series LL, due February 1, 2033,
adjustable after 5 years	50,000	-
4.00% Series MM, due March 1, 2010	50,000	-
4.625% Series NN, due May 1, 2013	75,000	-
	350,000	250,000

Adjustable Rate Bonds -
Series EE, due December 1, 2023	27,000	27,000
Series GG, due March 1, 2030	-	50,000
Series HH, due March 1, 2030	50,000	50,000
Series II, due March 1, 2030	37,500	37,500
Series JJ, due March 1, 2030	37,500	37,500
	152,000	202,000

North Shore Gas Company
First Mortgage Bonds -
8% Series J, due November 1, 2020	-	24,554
6.37% Series L, due May 1, 2003	-	15,000
5.00% Series M, due December 1, 2028	29,345	29,460
4.625% Series N-1, due May 1, 2013	40,000	-
	69,345	69,014

Subtotal	896,345	846,014

Less adjustable rate bonds classified as short-term debt	152,000	202,000
Less current maturities of long-term debt	-	90,000
Total Long-Term Debt	744,345	554,014

Total Capitalization	$ 1,592,344	$ 1,360,338

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
(In Thousands, Except Per-Share Amounts)	Stock	Stock	Earnings	Income (Loss)	Total
For Fiscal Year Ended September 30, 2001
Beginning Balance	$ 298,042	$ (6,817)	$ 481,492	$ (2,457)	$ 770,260
Comprehensive Income
Net income			96,939		96,939
Other comprehensive income
Minimum pension liability adjustment				(558)	(558)
SFAS 133 transitional adjustment				(23,600)	(23,600)
Unrealized hedge gain or (loss)				26,106	26,106
Total Comprehensive Income					98,887

Common stock issued	1,285				1,285
Treasury stock		24			24
Dividends declared on common stock ($2.03)			(71,842)		(71,842)
September 30, 2001 (1)	$ 299,327	$ (6,793)	$ 506,589	$ (509)	$ 798,614

For Fiscal Year Ended September 30, 2002
Comprehensive Income
Net income			89,071		89,071
Other comprehensive income
Minimum pension liability adjustment				2,524	2,524
Unrealized hedge gain or (loss)				(13,011)	(13,011)
Total Comprehensive Income					78,584

Common stock issued	2,372				2,372
Treasury stock		33			33
Dividends declared on common stock ($2.07)			(73,279)		(73,279)
September 30, 2002 (2)	$ 301,699	$ (6,760)	$ 522,381	$ (10,996)	$ 806,324

For Fiscal Year Ended September 30, 2003
Comprehensive Income
Net income			103,934		103,934
Other comprehensive income
Minimum pension liability adjustment				(23,454)	(23,454)
Unrealized hedge gain or (loss)				(7,305)	(7,305)
Total Comprehensive Income					73,175

Common stock issued	44,846				44,846
Dividends declared on common stock ($2.11)			(76,346)		(76,346)
September 30, 2003 (3)	$ 346,545	$ (6,760)	$ 549,969	$ (41,755)	$ 847,999
The Notes to Consolidated Financial Statements are an integral part of these statements.

(1) Accumulated other comprehensive income balance is net of $2.0 million deferred income tax credits related to the minimum pension liabilities and $1.6 million deferred income tax charges related to unrealized hedge gains.
(2) Accumulated other comprehensive income balance is net of $0.3 million deferred income tax credits related to the minimum pension liabilities and $8.6 million deferred income tax credits related to unrealized hedge losses.
(3) Accumulated other comprehensive income balance is net of $15.8 million deferred income tax credits related to the minimum pension liabilities and $11.7 million deferred income tax credits related to unrealized hedge losses.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Fiscal Years Ended September 30,
(In Thousands)	2003	2002	2001
Operating Activities:
Net income	$ 103,934	$ 89,071	$ 96,939
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	116,773	103,305	99,025
Deferred income taxes and investment tax credits - net	25,404	42,680	(6,864)
Change in environmental, pension and other liabilities	96,409	69,229	51,887
Change in undistributed earnings from equity investments	4,740	12,216	(7,587)
Other changes in noncurrent operating activities	(73,078)	(72,381)	(84,112)
Changes in current assets and liabilities
Receivables - net	1,643	177,433	(183,485)
Gas in storage	(76,015)	(321)	(1,971)
Gas costs recoverable/refundable through rate adjustments	(7,436)	(50,688)	93,633
Net regulatory assets/liabilities of utility subsidiaries	(38,981)	15,583	835
Accounts payable	53,912	(100,226)	93,712
Accrued interest	(583)	(988)	4,418
Accrued taxes	(1,553)	16,083	15,952
Other	610	27,096	(4,714)
Net Cash Provided by (Used in) Operating Activities	205,779	328,092	167,668

Investing Activities:
Capital spending	(187,151)	(200,748)	(264,202)
Net change in advances to joint venture partnerships	-	147,616	(79,174)
Return of capital investments	7,930	62,922	37,784
Decrease (increase) in deposits with broker or trustee	9,284	(25,320)	6,766
Proceeds from sale of assets	347	1,871	5,933
Other	91	(853)	(470)
Net Cash Provided By (Used in) Investing Activities	(169,499)	(14,512)	(293,363)

Financing Activities:
Proceeds from (payment of) overdraft facility	(11,494)	17,148	(5,818)
Retirement of commercial paper	(29,922)	(19,583)	(260,760)
Issuance of short-term debt	-	-	200,000
Retirement of short-term debt	(50,000)	(200,000)	-
Issuance of long-term debt	259,319	-	325,000
Retirement of long-term debt	(165,419)	(100,294)	(355)
Proceeds from issuance of common stock	44,846	2,372	1,285
Dividends paid on common stock	(75,395)	(72,956)	(71,577)
Net Cash Provided by (Used in) Financing Activities	(28,065)	(373,313)	187,775

Net Increase (Decrease) in Cash and Cash Equivalents	8,215	(59,733)	62,080
Cash and Cash Equivalents at Beginning of Period	5,433	65,166	3,086
Cash and Cash Equivalents at End of Period	$ 13,648	$ 5,433	$ 65,166

Supplemental information:
Income taxes paid, net of refunds	$ 6,433	$ (1,306)	$ 30,600
Interest paid, net of amounts capitalized	$ 46,525	$ 56,507	$ 65,504

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Revenues	$ 1,291,669	$ 913,523	$ 1,569,896

Operating Expenses:
Gas costs	697,824	380,376	963,883
Operation and maintenance	250,741	211,156	222,540
Depreciation and amortization	60,508	62,125	61,788
Taxes, other than income taxes	138,140	118,342	170,351
Gains on property sales	(339)	(2,265)	(4,806)
Total Operating Expenses	1,146,874	769,734	1,413,756

Operating Income	144,795	143,789	156,140

Other income	3,178	5,925	4,072

Other expense	325	391	524

Interest expense	22,314	23,673	36,737

Income Before Income Taxes	125,334	125,650	122,951

Income tax expense	45,752	47,832	47,692

Net Income	$ 79,582	$ 77,818	$ 75,259

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2003	2002
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,203,842	$ 2,150,825
Less - Accumulated depreciation and amortization	858,838	813,909
Net property, plant and equipment	1,345,004	1,336,916
Other investments	11,600	11,724
Total Capital Investments - Net	1,356,604	1,348,640

CURRENT ASSETS:
Deposits with broker or trustee	11,080	21,802
Receivables -
Customers, net of reserve for uncollectible
accounts of $29,207 and $31,569, respectively	131,248	120,825
Intercompany receivables	27,094	20,071
Other	2,971	11,889
Materials and supplies, at average cost	8,404	8,973
Gas in storage, at last-in, first-out cost	111,992	65,364
Gas costs recoverable through rate adjustments	22,341	7,058
Regulatory assets	23,223	17,747
Other	3,456	1,354
Total Current Assets	341,809	275,083

OTHER ASSETS:
Prepaid pension costs	178,003	182,339
Noncurrent regulatory assets	141,987	138,742
Deferred charges and other	37,442	15,706
Total Other Assets	357,432	336,787
Total Assets	$ 2,055,845	$ 1,960,510

CAPITALIZATION AND LIABILITIES
Total Capitalization (see Consolidated Capitalization Statements)	$ 976,483	$ 810,886

CURRENT LIABILITIES:
Commercial paper	55,949	82,671
Current maturities of long-term debt	-	75,000
Other short-term debt	176,400	217,475
Accounts payable	122,240	109,986
Intercompany payables	45,720	3,370
Regulatory liabilities	-	24,763
Dividends payable	-	11,913
Customer deposits	24,470	6,222
Customer credit balances	39,728	54,167
Accrued taxes	29,421	37,810
Gas costs refundable through rate adjustments	28	28
Accrued interest	5,061	5,208
Total Current Liabilities	499,017	628,613

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	355,160	346,723
Investment tax credits	24,634	25,280
Environmental, pension and other	200,551	149,008
Total Deferred Credits and Other Liabilities	580,345	521,011

Total Capitalization and Liabilities	$ 2,055,845	$ 1,960,510

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2003	2002
(In Thousands, Except Shares)
COMMON STOCKHOLDER'S EQUITY:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307
Retained earnings	482,228	471,070
Accumulated other comprehensive income (loss)	(21,052)	(491)
Total Common Stockholder's Equity	626,483	635,886

LONG-TERM DEBT:
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	-	50,000
6.37% Series CC, due May 1, 2003	-	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	-
3.05% Series LL, due February 1, 2033,
adjustable after 5 years	50,000	-
4.00% Series MM, due March 1, 2010	50,000	-
4.625% Series NN, due May 1, 2013	75,000	-
	350,000	250,000
Adjustable Rate Bonds -
Series EE, due December 1, 2023	27,000	27,000
Series GG, due March 1, 2030	-	50,000
Series HH, due March 1, 2030	50,000	50,000
Series II, due March 1, 2030	37,500	37,500
Series JJ, due March 1, 2030	37,500	37,500
	152,000	202,000

Subtotal	502,000	452,000

Less adjustable rate bonds classified as short-term debt	152,000	202,000
Less current maturities of long-term debt	-	75,000
Total Long-Term Debt	350,000	175,000

Total Capitalization	$ 976,483	$ 810,886

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands)	Stock	Earnings	Income (Loss)	Total
For Fiscal Year Ended September 30, 2001
Beginning Balance	$ 165,307	$ 443,105	$ (2,457)	$ 605,955
Comprehensive Income
Net income		75,259		75,259
Other comprehensive income
Minimum pension liability adjustment			(558)	(558)
Total Comprehensive Income				74,701

Other		(463)		(463)
Dividends declared on common stock		(59,563)		(59,563)
September 30, 2001 (1)	$ 165,307	$ 458,338	$ (3,015)	$ 620,630

For Fiscal Year Ended September 30, 2002
Comprehensive Income
Net income		77,818		77,818
Other comprehensive income
Minimum pension liability adjustment			2,524	2,524
Total Comprehensive Income				80,342

Other		(312)		(312)
Dividends declared on common stock		(64,774)		(64,774)
September 30, 2002 (1)	$ 165,307	$ 471,070	$ (491)	$ 635,886

For Fiscal Year Ended September 30, 2003
Comprehensive Income
Net income		79,582		79,582
Other comprehensive income
Minimum pension liability adjustment			(20,151)	(20,151)
Unrealized hedge gain or (loss)			(410)	(410)
Total Comprehensive Income				59,021

Dividends declared on common stock		(68,424)		(68,424)
September 30, 2003 (1) (2)	$ 165,307	$ 482,228	$ (21,052)	$ 626,483
The Notes to Consolidated Financial Statements are an integral part of these statements.

(1) Accumulated other comprehensive income balance is net of $13.6 million, $0.3 million and $2.0 million of deferred income tax credits related to minimum pension liabilities at September 30, 2003, 2002 and 2001, respectively.
(2) Accumulated other comprehensive income balance is net of $0.3 million of deferred income tax credits related to unrealized hedge losses at September 30, 2003.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Operating Activities:
Net Income	$ 79,582	$ 77,818	$ 75,259
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	64,897	66,105	67,154
Deferred income taxes and investment tax credits - net	17,126	34,503	(7,935)
Change in environmental, pension and other liabilities	42,208	62,496	44,558
Other changes in noncurrent operating activities	(35,497)	(68,691)	(73,461)
Change in current assets and liabilities:
Receivables - net	(8,529)	130,816	(130,859)
Gas in storage	(46,628)	1,788	3,749
Gas costs recoverable/refundable through rate adjustments	(15,283)	(38,199)	74,650
Net regulatory assets/liabilities	(30,239)	(14,689)	798
Accounts payable	65,792	(92,278)	74,273
Accrued interest	(147)	53	153
Accrued taxes	(8,389)	(6,455)	25,491
Other	2,278	25,688	(2,283)
Net Cash Provided by (Used in) Operating Activities	127,171	178,955	151,547

Investing Activities:
Capital spending	(73,007)	(81,343)	(87,465)
Decrease (increase) in deposits with broker or trustee	10,722	(21,802)	-
Proceeds from sale of assets	347	1,871	5,933
Other	96	(519)	(39)
Net Cash Provided by (Used in) Investing Activities	(61,842)	(101,793)	(81,571)

Financing Activities:
Proceeds from (payment of) overdraft facility	(11,188)	16,733	(5,818)
Issuance (retirement) of commercial paper	(26,722)	82,671	(115,775)
Issuance of short-term debt	-	-	172,000
Retirement of short-term debt	(41,075)	(184,525)	-
Issuance of long-term debt	219,743	-	-
Retirement of long-term debt	(125,750)	-	-
Dividends paid on common stock	(80,337)	(52,862)	(59,562)
Net Cash Provided by (Used in) Financing Activities	(65,329)	(137,983)	(9,155)

Net Increase (Decrease) in Cash and Cash Equivalents	-	(60,821)	60,821
Cash and Cash Equivalents at Beginning of Period	-	60,821	-
Cash and Cash Equivalents at End of Period	$ -	$ -	$ 60,821

Supplemental information:
Income taxes paid, net of refunds	$ 16,200	$ 11,993	$ 31,364
Interest paid, net of amounts capitalized	$ 19,897	$ 22,987	$ 34,149

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Revenues	$ 232,005	$ 156,734	$ 274,516

Operating Expenses:
Gas costs	150,054	83,468	194,969
Operation and maintenance	31,478	29,972	27,893
Depreciation	7,071	6,654	6,562
Taxes, other than income taxes	16,491	13,423	16,433
Total Operating Expenses	205,094	133,517	245,857

Operating Income	26,911	23,217	28,659

Other income	383	2,761	464

Other expense	434	96	96

Interest expense	3,603	5,045	5,434

Income Before Income Taxes	23,257	20,837	23,593

Income tax expense	8,712	7,916	9,013

Net Income	$ 14,545	$ 12,921	$ 14,580

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2003	2002
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 348,622	$ 342,498
Less - Accumulated depreciation	136,299	131,523
Net property, plant and equipment	212,323	210,975
Other investments	22	22
Total Capital Investments - Net	212,345	210,997

CURRENT ASSETS:
Cash and cash equivalents	12,108	-
Deposits with broker or trustee	2,766	5,062
Receivables -
Customers, net of reserve for uncollectible
accounts of $ 1,012 and $493, respectively	16,090	13,550
Intercompany receivables	1,466	5,608
Other	800	599
Materials and supplies, at average cost	1,351	974
Gas in storage, at last-in, first-out cost	9,442	9,529
Gas costs recoverable through rate adjustments	323	3,160
Regulatory assets	4,055	527
Other	202	235
Total Current Assets	48,603	39,244

OTHER ASSETS:
Noncurrent regulatory assets	39,235	28,494
Deferred charges and other	3,959	3,353
Total Other Assets	43,194	31,847

Total Assets	$ 304,142	$ 282,088

CAPITALIZATION AND LIABILITIES
Total Capitalization (see Consolidated Capitalization Statements)	$ 172,706	$ 156,497

CURRENT LIABILITIES:
Short-term debt	-	2,210
Current maturities of long-term debt	-	15,000
Accounts payable	17,069	14,391
Intercompany payables	10,060	3,544
Regulatory liabilities	-	5,213
Customer deposits	1,899	314
Customer credit balances	6,963	9,907
Accrued taxes	315	2,201
Gas costs refundable through rate adjustments	5,011	-
Accrued interest	1,276	1,704
Total Current Liabilities	42,593	54,484

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	31,126	26,768
Investment tax credits	3,008	3,061
Environmental, pension and other	54,709	41,278
Total Deferred Credits and Other Liabilities	88,843	71,107

Total Capitalization and Liabilities	$ 304,142	$ 282,088

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2003	2002
(In Thousands, Except Shares)
COMMON STOCKHOLDER'S EQUITY:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757
Retained earnings	80,882	77,726
Accumulated other comprehensive income (loss)	(2,278)	-
Total Common Stockholder's Equity	103,361	102,483

LONG-TERM DEBT:
First Mortgage Bonds -
8% Series J, due November 1, 2020	-	24,554
6.37% Series L, due May 1, 2003	-	15,000
5.00% Series M, due December 1, 2028	29,345	29,460
4.625% Series N, due May 1, 2013	40,000	-
Subtotal	69,345	69,014

Less current maturities of long-term debt	-	15,000
Total Long-Term Debt	69,345	54,014

Total Capitalization	$ 172,706	$ 156,497

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands, Except Per-Share Amounts)	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2001
Beginning Balance	$ 24,757	$ 69,334	$ -	$ 94,091
Net income		14,580		14,580
Dividends declared on common stock		(7,977)		(7,977)
September 30, 2001	$ 24,757	$ 75,937	$ -	$ 100,694

For Fiscal Year Ended September 30, 2002
Net income		12,921		12,921
Dividends declared on common stock		(11,132)		(11,132)
September 30, 2002	$ 24,757	$ 77,726	$ -	$ 102,483

For Fiscal Year Ended September 30, 2003
Comprehensive Income
Net income		14,545		14,545
Other comprehensive income
Minimum pension liability adjustment			(2,059)	(2,059)
Unrealized hedge gain or (loss)			(219)	(219)
Total Comprehensive Income				(2,278)

Dividends declared on common stock		(11,389)		(11,389)
September 30, 2003 (1)	$ 24,757	$ 80,882	$ (2,278)	$ 103,361
The Notes to Consolidated Financial Statements are an integral part of these statements.

(1) Accumulated other comprehensive income balance is net of $1.4 million deferred income tax credits related to the minimum pension liabilities and $0.1 million deferred income tax credits related to unrealized hedge losses.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Fiscal Years Ended September 30,
	2003	2002	2001
	(In Thousands)
Operating Activities:
Net Income	$ 14,545	$ 12,921	$14,580
Adjustments to reconcile net income to cash provided by operations:
Depreciation	7,631	7,120	7,028
Deferred income taxes and investment tax credits - net	1,452	3,993	753
Change in environmental, pension and other liabilities	16,284	6,287	429
Other changes in noncurrent operating activities	(13,202)	(3,553)	(841)
Change in current assets and liabilities:
Receivables - net	1,401	2,334	(8,380)
Gas in storage	87	(22)	92
Gas costs recoverable/refundable through rate adjustments	7,848	(12,491)	18,985
Net regulatory assets/liabilities	(8,741)	5,509	38
Accounts payable	9,610	(7,323)	(2,103)
Accrued interest	(428)	(8)	(19)
Accrued taxes	(1,886)	1,288	(1,630)
Other	(1,704)	5,667	479
Net Cash Provided by (Used in) Operating Activities	32,897	21,722	29,411

Investing Activities:
Capital spending	(8,992)	(11,334)	(10,378)
Decrease (increase) in deposits with broker or trustee	2,296	(5,062)	-
Other	13	-	-
Net Cash Provided by (Used in) Investing Activities	(6,683)	(16,396)	(10,378)

Financing Activities:
Proceeds from (payment of) overdraft facility	(415)	415	-
Issuance of short-term debt	-	2,210	-
Retirement of short-term debt	(2,210)	-	(7,375)
Issuance of long-term debt	39,577	-	-
Retirement of long-term debt	(39,669)	(294)	(355)
Dividends paid on common stock	(11,389)	(11,132)	(7,977)
Net Cash Provided by (Used in) Financing Activities	(14,106)	(8,801)	(15,707)

Net Increase (Decrease) in Cash and Cash Equivalents	12,108	(3,475)	3,326
Cash and Cash Equivalents at Beginning of Period	-	3,475	149
Cash and Cash Equivalents at End of Period	$ 12,108	$ -	$ 3,475

Supplemental information:
Income taxes paid, net of refunds	$ 6,481	$ 5,206	$ 6,134
Interest paid, net of amounts capitalized	$ 3,753	$ 4,549	$ 4,732

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General

Peoples Energy Corporation (the Company or Peoples Energy) is solely a holding company whose income is derived principally from its regulated utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The utilities are primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in Chicago and the northeast section of Illinois. Other businesses of the Company include Power Generation, Midstream Services, Retail Energy Services and Oil and Gas Production.

The Company makes certain estimates and assumptions in preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments for which the Company's subsidiaries have at least a 20 percent interest, but less than a majority ownership, and partnerships in which the Company has less than a majority interest are accounted for under the equity method. Certain items previously reported for years prior to fiscal 2003 have been reclassified to conform to the current-year presentation. A significant income statement reclassification resulted in reporting gains on property sales in operating income which in prior years were reported in other income.

The Company was a 50 percent partner with Enron Midwest in enovate until March 29, 2002, when Enron's interest in the partnership was purchased by the Company. From late March and until its dissolution in September 2002, enovate was reported as a wholly owned subsidiary instead of an investment accounted for under the equity method.

B. Use of Fair Value Measurements

The Company reports certain contracts and instruments at fair value in accordance with GAAP. Fair value is based on actively quoted market prices, if available. In the absence of actively quoted market prices, the Company seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, the Company must estimate prices based on available historical and near-term future price information and certain statistical methods, including regression analysis.

For options and contracts with option-like characteristics where pricing information is not available from external sources, the Company uses a modified Black-Scholes model and considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. For contracts with unique characteristics, the Company estimates fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. If pricing information is not available from external sources, judgment is required to develop the estimates of fair value. For individual contracts, the use of different assumptions could have a material effect on the contract's estimated fair value.

The following table summarizes the carrying amounts and fair values of financial instruments included in the Consolidated Balance Sheets of the Company, Peoples Gas and North Shore Gas.

(In Millions)	Peoples Energy		Peoples Gas		North Shore Gas
Long-term debt including current portion	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
At September 30, 2003	$744.3	$780.5	$350.0	$348.4	$69.3	$67.7
At September 30, 2002	$644.0	$678.7	$250.0	$259.8	$69.0	$69.1

The estimated fair values are determined based on the long-term debt interest rates that are currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of all other financial instruments approximates fair value.

Considerable judgment is required to develop the fair value estimates; therefore, the values are not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value estimates are based on information available to management as of September 30, 2003. Management is not aware of any subsequent factors that would affect significantly the estimated fair value amounts.

C. Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue at September 30, 2003 and 2002, for the Company was $40.8 million and $32.1 million, respectively. The amount of accrued unbilled revenue at September 30, 2003 and 2002, for Peoples Gas was $24.5 million and $21.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2003 and 2002, for North Shore Gas was $5.2 million and $3.4 million, respectively. The amount of accrued unbilled revenue at September 30, 2003 and 2002, for Peoples Energy Services was $11.1 million and $7.6 million, respectively.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utility Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, revenue taxes are reported on a gross basis. The billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount representing the expected cash payment of the taxes is included in taxes, other than income taxes on the income statement. Revenue tax amounts included in revenues are as follows:

	For Fiscal Years Ended September 30,
(In Thousands)	2003	2002	2001
Peoples Gas	$129,398	$ 95,998	$150,199
North Shore Gas	12,788	9,736	12,824
Total	$142,186	$105,734	$163,023

D. Weather Insurance

The Company is partially protected from the impact of unusually mild weather by a five-year weather insurance policy that expires at the end of fiscal 2004. The weather insurance program protects earnings when weather falls below 6,000 HDD per fiscal year or about seven percent warmer than normal with payments limited to a maximum of $12.0 million per year and $36.0 million over the life of the policy. Since the inception of the policy, and through September 30, 2003, the Company has recorded $17.1 million in weather insurance revenue. The Company retains all upside revenue potential when weather is colder than normal. The contract settles annually at the fiscal year-end. The insurance proceeds are reported as revenue and the premium is charged to operating expense based on the guidance of EITF 99-02.

E. Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income includes net income plus the effect of additional pension liability not yet recognized as net periodic pension cost and the unrealized hedge gain or loss on derivative instruments. The Company has reported AOCI in its Consolidated Statements of Stockholders' Equity.

F. Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited (credited) to regulatory assets (liabilities). (See Note 9C.)

Income taxes allocated to Peoples Gas and North Shore Gas are included in the consolidated tax return of Peoples Energy. The separate return method has not been used, but the principles of that method are generally followed. Deferred taxes exist at Peoples Gas and North Shore Gas only if the temporary differences that generate those deferred taxes are derived from assets and liabilities of Peoples Gas and North Shore Gas. Additionally, the taxable income of Peoples Gas and North Shore Gas is the basis for recording current income tax expense and cash payments by each company. Finally, tax benefits of loss companies, or tax credits such as Section 29 credits from nonutility subsidiaries of Peoples Energy, are not allocated to Peoples Gas and North Shore Gas.

There are specific deviations from the separate return method. North Shore Gas could sometimes be an alternate minimum tax (AMT) taxpayer if it were a stand-alone company but only records a deferred tax asset and pays amounts to Peoples Energy if the entire group is an AMT. North Shore Gas uses the federal income tax marginal rate of 35 percent, but on a stand-alone basis, it would use a marginal rate between 34 and 35 percent. Finally, if Peoples Gas or North Shore Gas were to have a capital loss, and another member of the group had capital gains to offset that loss, no deferred tax asset or increase to income tax expense would result.

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 2003 and 2002, net regulatory income tax assets for the Company and Peoples Gas amounted to $21.8 million and $18.7 million, respectively, while net regulatory income tax liabilities for the Company and North Shore Gas recorded in other liabilities equaled $1.5 million and $3.4 million, respectively.

Investment tax credits have been deferred and are being amortized to income over the remaining book lives of related property.

As a result of qualified production from oil and gas reserves that were acquired in December 1999, the Company recognized $1.1 million, $4.5 million and $4.7 million of Section 29 tax credits in fiscal 2003, 2002 and 2001, respectively. Section 29 tax credits expired on December 31, 2002.

G. Stock Compensation Plans

SFAS No. 123, "Accounting for Stock-Based Compensation," was amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," (SFAS No. 148) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the disclosure requirements of SFAS No. 148 require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Had compensation cost for stock options (under both Long-Term Incentive Compensation Plan (LTIC) and Directors Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP) been determined consistent with SFAS Nos. 123 as amended, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands, Except Per-Share Amounts)
Net income as reported	$103,934	$89,071	$96,939
Pro forma LTIC, DSOP and ESPP compensation expense under SFAS No. 123	830	1,598	622
Pro forma net income	$103,104	$87,473	$96,317
Earnings per average common share:
Basic	$2.88	$2.51	$2.74
Diluted	2.87	2.51	2.74
Pro forma basic	2.86	2.47	2.72
Pro forma diluted	2.85	2.46	2.72

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The pro forma expense is recognized over the vesting period of the options, the longest of which is 12 months.

	For Fiscal Years Ended September 30,
	2003	2002	2001
Expected volatility	25.81%	24.73%	21.24%
Dividend yield	5.1%	6.2%	5.1%
Risk-free interest rate	2.12%	3.17%	5.97%
Expected lives (years)	3	3	3
Weighted average fair value	$3.36	$4.83	$3.50

H. Property, Plant and Equipment

Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs and an allowance for funds used during construction or capitalized interest as appropriate.

The Company's utility subsidiaries charge the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation. The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is recorded as depreciation expense in the month incurred.

Diversified businesses' depreciable property, other than oil and gas producing properties, is amortized over its estimated useful lives. Gains and losses are recognized at the time of asset sale or disposition.

The consolidated provision for depreciation and amortization for the Company, expressed as an annual percentage of the original cost of depreciable property, was 3.0 percent, 3.1 percent and 3.2 percent for fiscal years 2003, 2002 and 2001, respectively. For Peoples Gas the annual percentage was 3.0 percent, 3.2 percent and

3.3 percent for fiscal years 2003, 2002 and 2001, respectively. For North Shore Gas the annual percentage was 2.3 percent, 2.2 percent and 2.2 percent for fiscal years 2003, 2002 and 2001, respectively.

In the case of oil and gas producing properties, the Company is amortizing the capitalized costs by utilizing the successful efforts method of accounting on an overall units-of-production method based on total estimated proved oil and gas reserves. The fiscal 2003, 2002 and 2001 average rate of depletion was $1.62, $1.40 and $1.39 per Mcf equivalent unit of production, respectively.

The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. These assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amounts.

I. Gas in Storage

The Company's utility subsidiaries price storage injections at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the last-in, first-out (LIFO) cost method. The estimated replacement cost of gas in inventory at September 30, 2003 and 2002, exceeded the LIFO cost by approximately $174.8 million and $131.2 million, respectively.

The estimated replacement cost of gas in inventory for Peoples Gas at September 30, 2003 and 2002 exceeded the LIFO cost by approximately $146.5 million and $109.3 million, respectively. The estimated replacement cost of gas in inventory for North Shore Gas at September 30, 2003 and 2002 exceeded the LIFO cost by approximately $28.3 million and $21.9 million, respectively. Both Peoples Gas' and North Shore Gas' calculation used a year-end Chicago city-gate gas price of $4.89 for fiscal year 2003 and $4.04 for fiscal year 2002.

The Retail Energy Services and Midstream Services segments account for gas in inventory using the average cost method.

J. Regulated Operations

Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71. This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Under this standard, certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates.

Below is a summary of regulatory assets and liabilities of Peoples Gas and North Shore Gas that were reflected on the Consolidated Balance Sheets.

	Peoples Gas		North Shore Gas
	September 30,		September 30,
	2003	2002	2003	2002
(In Thousands)
Regulatory assets of subsidiaries
Environmental costs, net of recoveries (see Note 5A)	$ 125,502	$ 133,361	$ 37,999	$ 27,435
Income tax (see Note 1F)	21,762	18,702	-	-
Discount, premium, expenses and loss on reacquired bonds	7,130	4,227	2,373	1,535
Price protection program	10,816	199	2,918	51
Total regulatory assets of subsidiaries	165,210	156,489	43,290	29,021

Regulatory liabilities of subsidiaries
Income tax (see Note 1F)	-	-	1,467	3,388
Price protection program	24	25,996	4	5,423
Total regulatory liabilities of subsidiaries	24	25,996	1,471	8,811

Net regulatory assets and liabilities of subsidiaries	$ 165,186	$ 130,493	$ 41,819	$ 20,210

The only regulatory asset that earns a return is the deferred environmental costs associated with former manufactured gas plant operations, which are allowed to be recovered by the utilities from customers on a dollar-for-dollar basis (see Note 1L). This return is based on cash expenditures only. No other regulatory asset earns a return.

K. Recovery of Gas Costs

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

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are typically initiated shortly after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission. On August 7, 2003, three intervenors (CUB, the AG and Chicago) filed testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. Issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001 and the use of its Manlove storage field to support transactions with third parties ("hub" transactions). Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the AG and CUB have requested disallowances, which range from $8 million to $56 million, covering a variety of alleged issues other than financial hedging. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million.

The Staff filed its testimony in these proceedings on August 15, 2003. The Staff requested a disallowance of $31 million in the Peoples Gas proceeding and $1.4 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which related to hedging.

Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas' underground storage. This change has no immediate effect on net income because amounts previously recovered through the Gas Charge will be capitalized as property, plant and equipment and depreciated over the asset's useful life. An offsetting liability for this amount, which is expected to be refunded to customers, will be recorded. Peoples Gas will also record property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. These transactions will be recorded in the first quarter of fiscal 2004. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case. The remaining procedural schedule provides for the Staff and intervenors to file rebuttal testimony, Peoples Gas and North Shore Gas to file surrebuttal testimony and evidentiary hearings to be held. An order from the Commission is not expected before the fourth quarter of fiscal 2004.

The Company believes that its fiscal 2001 purchasing practices were consistent with the standards applied by the Commission in its past Orders and upheld by the Illinois courts. Although the Company cannot predict the outcome of these proceedings, the Company believes that it conducted business prudently and in the best interest of customers within these established standards.

Fiscal year 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for February 10, 2004. Fiscal year 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas' and North Shore Gas' direct testimony is due on April 1, 2004. A status hearing is scheduled for May 12, 2004.

L. Recovery of Costs of Environmental Activities Relating to Former Manufactured Gas Operations

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the operation of a rate mechanism approved by the Commission and known as "Rider 11 - Adjustment for Incremental Costs of Environmental Activities" and related environmental costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of environmental costs recovered through Rider 11 is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any environmental costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Rider 11 filings. The proceedings are typically initiated after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are final and the Commission has accepted the fiscal year 2001 costs as reported. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2002 costs are ongoing. The fiscal year 2002 Rider 11 reconciliation case for each utility subsidiary was initiated March 12, 2003. On May 12, 2003, each utility filed its direct testimony and exhibits. The administrative law judge has granted three motions by the Staff to extend the time for it to file its direct testimony, which is now due on January 22, 2004. The utilities' rebuttal testimony is due on February 12, 2004. The evidentiary hearing is scheduled for March 4, 2004. (See Note 5A.)

M. Derivative Instruments and Hedging Activities

The Company has hedged various anticipated cash flow transactions through December 2006. The majority of these hedges are related to the Company's forecasted sales of oil and gas produced by its Oil and Gas Production subsidiary. During the 12 months ended September 30, 2003, the Company recorded a $25.5 million loss ($16.4 million, net of tax) related to oil and gas hedge activity. The majority of this activity was recorded in AOCI as of September 30, 2003, with the exception of gains and losses attributable to hedges entered into and settled during the 12 months of fiscal 2003, which accounted for $4.4 million. The Company anticipates reclassifying, in the next 12 months as the underlying hedged physical transactions are recorded in earnings, $13.4 million of deferred losses from AOCI into earnings, as calculated using commodity prices at September 30, 2003. As of September 30, 2003, the Company has $34.7 million of derivative liabilities, $8.4 million of derivative assets, and cumulative deferred losses in AOCI of $15.6 million, net of taxes, related to oil and gas cash flow hedges.

The Company's Midstream Services segment also uses derivative instruments to hedge its storage and transportation assets. As of September 30, 2003, the recorded loss in AOCI related to cash flow hedge activity is $1.5 million, net of taxes. The Company anticipates reclassifying all of this activity into earnings over the next 12 months as the underlying hedged physical transactions are recorded in earnings. As of September 30, 2003, the Company has $0.1 million of derivative liabilities, $2.6 million of derivative assets and cumulative deferred losses in AOCI of $1.5 million, net of taxes, related to the Midstream Services segment's cash flow hedges.

The Company also records adjustments to AOCI to reflect its share of AOCI amounts recorded by partnerships related to their hedging activity. The Company records an offsetting amount to its investment in the partnership. As of September 30, 2003, the recorded loss in AOCI related to these investments was $3.9 million, net of taxes.

Peoples Gas and North Shore Gas, as part of the gas price protection program, use derivative transactions to mitigate volatility in their respective Gas Charges. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to regulated gas customers, the accounting for these derivative instruments is subject to SFAS No. 71. As of September 30, 2003, Peoples Gas and North Shore Gas have net regulatory assets related to these transactions of $10.8 million and $2.9 million, respectively. Any realized gains or losses associated with this activity will be included in gas costs passed through to utility customers.

The Company periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. During fiscal 2003, the Company entered into treasury lock agreements totaling $115.0 million that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings. On April 24, 2003, in connection with the issuance of the utility subsidiaries' new debt, the Company unwound all of its treasury lock positions resulting in a $0.7 million loss recorded by Peoples Gas and a $0.4 million loss recorded by North Shore Gas to other comprehensive income. This amount will be amortized over the 10-year term of the debt.

The Company periodically makes deposits with brokers in order to satisfy margin requirements. As of September 30, 2003 and 2002, the total balance of these deposits was $19.4 million and $28.6 million, respectively.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133") on October 1, 2000. As a result of adopting the standard, the Company recorded a "Cumulative Effect of Accounting Change" transitional adjustment. The transitional impact on the financial statements of adopting SFAS No. 133 as of October 1, 2000, was to reduce earnings by $34,000, net of tax; reduce AOCI by $23.6 million, net of tax; record a liability of $40.0 million; record an increase in investment in equity investees of $0.9 million; and record deferred taxes of $15.5 million.

N. Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in the accounts payable balance and total $5.7 million and $17.1 million as of September 30, 2003 and 2002, respectively.

The return of capital investments in fiscal 2002 related to advances to the Elwood partnership and project financing. Although most of the returns reported in the Statement of Cash Flows are related to Elwood, some returns of capital relate to the liquidation of a part of the Oil and Gas Production equity investment in EnerVest.

O. Recent Accounting Pronouncements Adopted within the Current Fiscal Year

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was generally effective for the fourth quarter ended September 30, 2003. The Company was not affected by this standard.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As of September 30, 2003, there have been no significant impacts on the Company from adopting SFAS No. 149. However, management expects that more transactions in the Midstream Services segment will be subject to mark-to-market accounting in fiscal 2004.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." It is an amendment of SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and Accounting Principles Board (APB) No. 28, Interim Financial Reporting. In addition, this statement allows companies to continue to report using the intrinsic method. It amends the disclosure requirements of SFAS No. 123 for reporting under the intrinsic method to require prominent disclosures in both annual and interim financial statements about the pro forma stock option expense. The Company has continued to report based on the intrinsic method and has more prominently disclosed pro forma stock option expense. (See Note 1G.)

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and in certain circumstances requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003 (see Note 6). The recognition and measurement provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002, however, there was no impact on the Company.

On October 25, 2002, the FASB through EITF Issue 02-03, "Issues Involved in Accounting for Contracts under EITF 98-10," rescinded EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The rescission did not have an effect on the Company.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 2002. The Company, Peoples Gas and North Shore Gas adopted the standard on October 1, 2002 and did not record any significant adjustments.

2: BUSINESS SEGMENTS

The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production and Other. Operating income also includes the effect of corporate activities and consolidating adjustments.

The Company has determined its business segments based on regulation and on type of products or services and activity related to those products or services, such as production versus marketing of natural gas. These segments are consistent with how the Company's senior management develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating income. The accounting policies of the six segments are the same as those described in Note 1A. No single customer represents more than 10 percent of consolidated revenues. All of the segments' reportable revenues are derived from sources within the United States and all segments' reportable long-lived assets are located in the United States.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, store, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline system that connects the facility and seven major interstate pipelines to Chicago.

The Power Generation segment is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The segment is a 50 percent investor in Elwood and a 27 percent investor in SCEP.

The Midstream Services segment performs wholesale activities that provide value to utilities, marketers and pipelines. The Company, through Peoples Gas, utilizes its storage and pipeline supply assets as a natural gas hub. It also owns and operates a propane-based peaking plant and is active in other asset-based wholesale activities.

The Retail Energy Services segment provides gas, electricity and energy management services to industrial, commercial and residential customers regionally within Illinois.

The Oil and Gas Production segment is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States. The Company also has an equity investment in EnerVest, which develops and manages a portfolio of oil and gas producing properties.

The Company is involved in other activities such as district heating and cooling. The business development activities do not fall under the above segments and are reported in the Other segment.

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments.

Financial data by business segment is summarized below.

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
(In Thousands)	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
For Fiscal Year Ended September 30, 2003
Revenues	$ 1,512,444	$ -	$ 306,833	$ 251,108	$ 106,359	$ 195	$ (38,545)	$ 2,138,394
Depreciation, depletion and amortization	67,580	127	429	1,645	41,935	17	92	111,825
Equity investment income (loss)	-	15,805	-	-	509	1,023	-	17,337
Operating income (loss)	174,382	11,256	13,521	3,499	31,852	(133)	(24,863)	209,514
Segment capital assets - net	1,557,327	1,284	6,293	7,246	269,283	1,035	1,789	1,844,257
Investments in equity investees	-	117,535	-	-	20,741	3,866	-	142,142
Capital spending	81,999	3,074	15	1,078	98,221	1,052	1,712	187,151
For Fiscal Year Ended September 30, 2002
Revenues	$ 1,067,297	$ 4,619	$ 193,004	$ 167,787	$ 65,710	$ 48	$ (15,931)	$ 1,482,534
Depreciation, depletion and amortization	68,779	120	749	1,758	27,312	30	104	98,852
Equity investment income (loss)	-	11,216	1,297	-	(2,134)	417	-	10,796
Operating income (loss)	169,578	10,065	12,802	1,549	16,142	(777)	(24,949)	184,410
Segment capital assets - net	1,547,891	1,002	6,029	8,370	215,870	1,231	925	1,781,318
Investments in equity investees	-	123,254	-	-	27,400	4,203	-	154,857
Capital spending	92,648	56,725	4,620	329	45,748	625	53	200,748
Return of advances to joint
venture partnerships	-	(147,616)	-	-	-	-	-	(147,616)
For Fiscal Year Ended September 30, 2001
Revenues	$ 1,835,427	$ -	$ 131,957	$ 256,535	$ 53,988	$ 123	$ (7,812)	$ 2,270,218
Depreciation, depletion and amortization	68,351	1	536	1,660	22,292	66	284	93,190
Equity investment income (loss)	-	24,566	11,348	-	6,427	847	-	43,188
Operating income (loss)	183,168	19,946	18,016	(3,007)	19,130	(880)	(26,488)	209,885
Segment capital assets - net	1,529,279	5,061	6,517	10,177	199,746	2,453	1,064	1,754,297
Investments in equity investees	-	116,663	11,665	-	27,375	4,787	-	160,490
Capital spending	97,661	14,180	2,163	3,158	146,016	1,006	18	264,202
Advances to joint venture partnerships	-	79,174	-	-	-	-	-	79,174

The table below summarizes the Company's net capital investments.

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Capital investments
Segment capital assets - net	$ 1,844,257	$ 1,781,318	$ 1,754,297
Investments in equity investees	142,142	154,857	160,490
Other investments not included in
above categories	18,904	15,476	14,461
Total capital investments - net	$ 2,005,303	$ 1,951,651	$ 1,929,248

3: EQUITY INVESTMENTS

The Company has several investments that are accounted for as unconsolidated equity method investments. During the second quarter of fiscal 2002, the Company acquired Enron Midwest's 50 percent interest in enovate, its partnership with Enron. Results from this business were recorded in the Midstream Services segment as a consolidated subsidiary from March 2002 until enovate was liquidated in September 2002. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments were material. The Company records its share of income gains and losses based on financial information it receives from the partnerships. The Company is not a managing partner in any of these investments.

The following table summarizes the aggregate financial results and financial position of the Company's unconsolidated equity method investments.

	For Fiscal Years Ended
	September 30,
(In Thousands)	2003	2002	2001
Revenues	$ 166,119	$ 241,569	$ 437,345
Operating income	80,037	62,185	102,734
Interest expense	35,294	41,911	8,263
Net income (loss)	45,475	20,771	95,549
Total assets	847,606	895,400	1,026,063
Total liabilities	446,740	467,500	673,152

The following table summarizes the Company's equity method investment ownership percentage and related equity investment income (loss).

		Ownership Percentage			Equity Investment Income (Loss)
					For Fiscal Years Ended
(In Thousands)		At September 30,			September 30,
Investment	Segment	2003	2002	2001	2003	2002	2001
Elwood	Power	50	50	50	$ 9,792	$9,840	$24,566
SCEP (1)	Power	27	30	0	6,013	1,376	-
enovate (1)	Midstream	0	0	50	--	1,297	11,348
EnerVest	Oil and Gas	30	30	29	509	(2,134)	6,427
Trigen-Peoples	Other	50	50	50	1,020	516	778
Peoples NGV (1)	Other	0	50	50	3	(99)	69
Total equity investment income (loss)					$17,337	$10,796	$43,188

Undistributed partnership income included in the Company's retained earnings at the end of each period					$11,772	$16,512	$17,163

(1) The Company's investment interest in SCEP began in the fourth quarter of fiscal 2002. The Company liquidated its investments in enovate and Peoples NGV in the second quarter of fiscal 2002 and the first quarter of fiscal 2003, respectively.

4: CONCENTRATION OF CREDIT RISK

Peoples Gas provides natural gas service to approximately 825,000 customers within Chicago. North Shore Gas provides natural gas service to about 150,000 customers within approximately 275 square miles in northeastern Illinois. Credit risk for the utility companies is spread over a diversified base of residential, commercial and industrial customers.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate.

Peoples Energy Resources, the Company's Midstream Services and Power Generation subsidiary, buys and sells natural gas through a variety of counterparties. In addition, the Company has ownership interests in two natural gas fired power plants: Elwood (50 percent) and SCEP (27 percent). Elwood's plant capacity and output has been sold on a long-term basis to three counterparties: Aquila, Engage and Exelon. SCEP's plant capacity and output has been sold on a long-term basis to Exelon.

Moody's and S&P's Ratings Services rate Aquila's senior unsecured debt as below investment grade. As a result of Aquila's credit ratings, Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.3 million. In the event Aquila does not fulfill its payment obligations or terminates its power sales agreements and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Peoples Energy Services, the Company's Retail Energy Services subsidiary, sells natural gas and electricity to approximately 18,500 commercial and industrial customers in northern Illinois.

As of September 30, 2003, Peoples Energy Production, the Company's Oil and Gas Production subsidiary, operated 126 wells with approximately 90 percent of the production from these wells being sold to a single marketer, Cima Energy LLC. In addition, the Company owns nonoperated interests in 332 wells, which are managed by 53 operators.

5: ENVIRONMENTAL MATTERS

A. Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the manufactured gas sites are discussed in more detail below. The subsidiaries are addressing an additional 32 manufactured gas sites under a program supervised by the IEPA. Investigations have been completed at all or portions of 27 sites. Remediations have been completed at all or portions of four sites.

The EPA has identified North Shore Gas as a PRP under CERCLA at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified General Motors Corporation, OMC, Elgin Joliet and Eastern Railway Company, Larsen Marine Service and the City of Waukegan as PRPs at the Waukegan Site. OMC has filed for bankruptcy.

In September 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy is based upon commercial/industrial land use and consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs). North Shore Gas and the other PRPs (except for the City of Waukegan) are conducting the remedial design for the Waukegan Site pursuant to an administrative order on consent.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. North Shore Gas has entered into a settlement with one of the PRPs and is continuing discussions with the remaining parties.

In June 2002, the City of Waukegan purchased the Waukegan Site from the OMC bankruptcy trustee. In October 2002, the City of Waukegan rezoned the property from industrial to residential. The City of Waukegan also enacted an ordinance that purports to require the remediation of soil, at sites within a defined geographic area that includes the Waukegan Site, to levels more stringent than those set forth in the ROD.

In May 2003, the EPA began negotiations with North Shore Gas and the other PRPs regarding a consent decree for the performance of the remedial action selected in the ROD. In August 2003, the City of Waukegan petitioned the EPA to amend the ROD so as to make the remedy and clean up standard consistent with various proposed future uses of the Waukegan Site, including urban residential development. The EPA has extended the moratorium on enforcement action in order to give the City of Waukegan and the other parties the opportunity to reach agreement on future land use issues. The EPA has informed the parties that it will conclude negotiations for a consent decree, make a determination on the City of Waukegan's application to amend the ROD, and use its statutory authority to pursue cleanup if the PRPs do not reach an agreement. The parties are continuing discussions among themselves and with the EPA regarding these matters.

At this time, management is unable to determine whether, or to what extent, the change in ownership, change in zoning, enactment of the ordinance or request to amend the ROD will affect remedial costs at the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit. The current owner of a portion of another site in Chicago, formerly called the 22nd Street Station, has notified Peoples Gas that it intends to file suit under the Resource Conservation and Recovery Act seeking an order directing Peoples Gas to remediate the site.

The utility subsidiaries are accruing and deferring liabilities incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At September 30, 2003, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $125.5 million; for North Shore Gas the total was $38.0 million; and for the Company on a consolidated basis the total deferred was $163.5 million. Each of these amounts includes management's best estimates of the costs the utilities will spend in investigating and remediating the manufactured gas sites. Management estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $64.6 million; for North Shore Gas, $26.8 million; and for the Company on a consolidated basis, $91.4 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asked the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their manufactured gas sites in Chicago and Waukegan. The utilities also asked the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. As of September 30, 2003, the utilities have reached settlement agreements with all of the insurance carriers, except for one that is in liquidation. On October 29, 2003, pursuant to the agreement of the parties, the court dismissed the suit against the remaining defendant insurers without prejudice to the utilities' right to pursue claims at a later point in time against the non-settling insurer. The court's order terminates the litigation. The utilities are applying portions of the proceeds from these settlements to pay costs otherwise recoverable through rates. The costs deferred at September 30, 2003 have been reduced by the portions of the settlement proceeds that have been received prior to September 30, 2003, and that have yet to be applied to pay such costs.

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

B. Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado (Denver site). Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

6: COMMITMENTS AND CONTINGENCIES

A. Contractual Cash Obligations

Total commitments at September 30, 2003 were $1,163.9 million. Other long-term obligations include gas purchases, storage, transportation, computer related and miscellaneous long-term commitments and short-term capital purchase commitments. The following table summarizes the Company's long-term minimum contractual obligations.

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 896.3	$ --	$ --	$ --	$ 896.3
Operating leases	37.3	3.9	7.2	6.3	19.9
Other long-term obligations (2)	230.3	82.6	99.6	37.6	10.5
Total contractual cash obligations	$1,163.9	$ 86.5	$106.8	$ 43.9	$ 926.7

(1) Includes $152.0 million of adjustable rate bonds classified as short-term debt due to bondholder tender rights. (See Note 11.)

(2) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term and short-term capital purchase commitments.

The following table summarizes Peoples Gas' long-term minimum contractual obligations.

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 502.0	$ --	$ --	$ --	$ 502.0
Operating leases	34.9	2.8	5.9	6.3	19.9
Other long-term obligations (2)	135.2	56.6	60.1	18.5	--
Total contractual cash obligations	$ 672.1	$ 59.4	$ 66.0	$ 24.8.	$ 521.9

(1) Includes $152.0 million of adjustable rate bonds classified as short-term debt due to bondholder tender rights. (See Note 11.)

(2) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term and short-term capital purchase commitments.

The following table summarizes North Shore Gas' long-term minimum contractual obligations.

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$ 69.3	$ --	$ --	$ --	$ 69.3
Operating leases	--	--	--	--	--
Other long-term obligations (1)	34.8	13.3	18.9	2.6	--
Total contractual cash obligations	$104.1	$ 13.3	$ 18.9	$ 2.6	$ 69.3

(1) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term and short-term capital purchase commitments.

B. Other Commercial Commitments

As of September 30, 2003, there were $55.3 million of guarantees for debt service and operational guarantees of the Company's unconsolidated equity investments compared to $55.4 million at September 30, 2002. Standby letters of credit were $6.5 million compared to $4.7 million at September 30, 2002. The following table summarizes other commercial commitments.

Commitments by Period
(In Millions)	Total Amounts	Less than	1 to 3	4 to 5	More than
Other commercial commitments	Committed	1 Year	Years	Years	5 Years
Standby letters of credit	$ 6.5	$ 4.4	$ --	$ 0.1	$ 2.0
Guarantees of unconsolidated equity investees	55.3	--	12.5	--	42.8
Total other commercial commitments	$ 61.8	$ 4.4	$ 12.5	$ 0.1	$ 44.8

The following table summarizes guarantees of unconsolidated equity investees.

		September 30,
(In Millions)		2003	2002
Guarantees of unconsolidated equity investees
Elwood	- Debt service reserve account	$ 13.8	$ 13.9
	- Operational	22.5	22.5
Trigen-Peoples	- Operational	19.0	19.0
Total guarantees of unconsolidated equity investees		$ 55.3	$ 55.4

The Company and Dominion have each guaranteed 50 percent of the amount required to be maintained by Elwood in a debt service reserve account related to the facility's financing. The amount of the Company's guarantee varies over the life of the loan but will not exceed $16.5 million. The Company has the right to terminate the guarantee upon Elwood's depositing sufficient cash in the debt service reserve account. Until such time, the guarantee continues until bonds are redeemed in full, which is expected to occur July 5, 2026.

The Company has guaranteed 50 percent of Elwood's operational obligations to Aquila in connection with the Aquila power sales agreements. The Company's aggregate liability under the guarantees is limited to $10.0 million. The guarantees terminate August 31, 2016 and August 31, 2017. The Company has also guaranteed 50 percent of Elwood's operational obligations to Engage in connection with the Engage power sales agreement. The Company's aggregate liability under this guarantee is limited to $12.5 million. The guarantee terminates December 31, 2004.

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

The Company and Trigen are also party to a Sponsor Support and Equity Contribution Agreement (Sponsor Agreement) with Trigen-Peoples' lender, Prudential. Under the Sponsor Agreement, the Company and Trigen each agree to pay Prudential 50 percent of Trigen-Peoples' outstanding loan obligations only upon the occurrence of certain events relating to material destruction of the plant, taking of the plant by eminent domain, purchase of the plant by MPEA or default by Trigen-Peoples, the Company or Trigen of certain obligations under the MPEA Agreement and only to the extent that proceeds received by Trigen-Peoples as a result of any such events, plus other cash of Trigen-Peoples, are not sufficient to pay the Prudential loan obligations. None of such events is currently expected to occur. Trigen-Peoples' outstanding loan from Prudential was $30.1 million at September 30, 2003. The guarantee continues until payment of the Prudential loan in full, expected to occur December 31, 2017. The Company is not able to estimate the maximum potential amount of future payments under the Sponsor Agreement, if any, because it cannot ascertain the amount of eminent domain proceeds that would be available to the partnership in the unlikely event of a government taking of the plant, nor can it estimate the amount of yield maintenance premium payable with respect to the partnership's loan obligations as such amount is a function of the outstanding loan balance and interest rates at the time the event occurs.

Peoples Gas has five standby letters of credit totaling $4.4 million as of September 30, 2003. North Shore Gas has none. Neither Peoples Gas nor North Shore Gas had any guarantees of unconsolidated equity investments.

C. Operating Leases

The Company and subsidiaries lease office space under agreements that expire in various years through 2014. During fiscal 2003, the Company extended the lease for its headquarters for an additional five years to August 31, 2014. The rental obligations consist of a base rent plus operating expenses and taxes. Rental expenses for the Company under operating leases were $9.7 million, $9.2 million and $8.7 million for September 30, 2003, 2002 and 2001, respectively. Rental expenses for Peoples Gas under operating leases were $5.2 million, $7.9 million and $7.4 million for September 30, 2003, 2002 and 2001, respectively. Rental expenses for North Shore Gas under operating leases were insignificant. The minimum rental commitments payable in future years under all noncancelable leases for the Company and Peoples Gas are summarized on the table in section A of this note.

7: RESERVE FOR UNCOLLECTIBLE ACCOUNTS

The Company's subsidiaries accrue for estimated uncollectible accounts as revenues are recorded. The accrual rates are established based upon historical experience and projections of future charge-offs resulting from various factors, including the impacts of natural gas prices and weather. Each quarter, the Company's subsidiaries update the projection of future charge-offs based upon the most current information available, and adjust the reserve for uncollectible accounts, if necessary.

The following table summarizes accounts receivable and reserve for uncollectible accounts balances of the Company's utility subsidiaries.

	Peoples Gas		North Shore Gas
	Accounts Receivable Balance		Accounts Receivable Balance
	At September 30,		At September 30,
	2003	2002	2003	2002
(Dollars in Millions)
Gross customer accounts receivable	$ 160.4	$ 152.4	$ 17.1	$ 14.0
Reserve for uncollectible accounts	29.2	31.6	1.0	0.5
Net customer accounts receivable	$ 131.2	$ 120.8	$ 16.1	$ 13.5

Reserve for uncollectible accounts as a
percent of gross customer accounts receivable	18.2%	20.7%	5.8%	3.6%

	Peoples Gas		North Shore Gas
	For Fiscal Years Ended September 30,
	2003	2002	2003	2002
Provision for uncollectible accounts	$ 40.8	$ 41.6	$ 1.7	$ 1.2
Revenues	$ 1,291.7	$ 913.5	$ 232.0	$ 156.7
Provision for uncollectible accounts as a
percent of revenues	3.2%	4.6%	0.7%	0.8%

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

The following table summarizes Peoples Gas' aging of accounts receivable balances.

	Total
	Accounts		Past Due
	Receivable	Current	30-89 Days	90-149 Days	Over 150 Days
(Dollars in Millions)
September 30, 2003	$160.4	$60.0	$23.7	$20.4	$56.3
Percentage	100	37	15	13	35

September 30, 2002	$152.4	$53.2	$21.7	$19.0	$58.5
Percentage	100	35	14	13	38

8: RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries participate in two defined benefit pension plans, the Retirement Plan and the Service Annuity System, covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the nonunion pension plan July 1, 2001, and thereafter will have their benefits determined based on their compensation during the five years preceding termination of employment and an age-based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has a nonqualified pension plan that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Retiring employees have the option of receiving retirement benefits in the form of annuities or a lump sum payment.

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations as well as the Company's funding policy. The Company accrues the expected costs of such benefits over the average remaining service lives of all employees.

Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, reconciliations of the beginning and ending balances of the plan assets, and the funded status of these plans, based on a July 1 to June 30 measurement year, are as follows:

	For Fiscal Years Ended September 30,
	2003		2002
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
(In Millions)
Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 410.4	$ 105.4	$ 453.9	$ 104.6
Service cost	13.6	3.6	13.9	3.5
Interest cost	29.2	7.6	32.0	8.0
Participant contributions	-	4.5	-	3.9
Plan amendment	-	(11.4)	(8.3)	(5.9)
Actuarial (gain)/loss	85.3	30.3	30.0	3.7
Benefits paid	(51.3)	(14.4)	(111.1)	(12.4)
Benefit obligation at end of measurement period (June 30)	$ 487.2	$ 125.6	$ 410.4	$ 105.4

Change in plan assets
Market value of plan assets at beginning of measurement period (June 30)	$ 485.3	$ 59.6	$ 634.1	$ 72.7
Actual return on plan assets	27.7	1.9	(38.7)	(4.7)
Employer contributions (including nonqualified plans)	6.0	0.1	1.0	0.1
Participant contributions	-	4.5	-	3.9
Benefits paid	(51.3)	(14.4)	(111.1)	(12.4)
Market value of plan assets at end of measurement period	$ 467.7	$ 51.7	$ 485.3	$ 59.6

Excess (deficit) of plan assets over benefit obligation	$ (19.5)	$ (73.9)	$ 74.9	$ (45.8)
Unrecognized net transition obligation (asset)	(2.2)	21.2	(3.7)	35.9
Unrecognized prior service cost	46.3	-	49.3	-
Unrecognized net (gain)/loss	156.0	24.0	52.6	(8.9)
Contributions: July 1 to September 30	0.1	0.1	5.7	0.1
Prepaid (accrued) benefit cost at September 30	$ 180.7	$ (28.6)	$ 178.8	$ (18.7)

Amounts recognized in various consolidated balance
sheet accounts consist of:
Prepaid pension cost	$ 186.9		$ 179.7
Accrued benefit liability	(76.4)		(1.7)
Intangible asset	30.5		-
Accumulated other comprehensive loss	39.7		0.8
	$ 180.7		$ 178.8

The market-related value of assets was set equal to the fair value of assets on October 1, 1994. In each subsequent year, the market-related value of assets is calculated based on five-year smoothing of asset gains and losses. Gains and losses relative to the expected fair value of assets (based on the expected return on assets assumption) are recognized cumulatively in the following manner: 20 percent in the first year, 40 percent in the second year, 60 percent in the third year, 80 percent in the fourth year, and completely recognized in the fifth year.

SFAS No. 87 "Employers' Accounting for Pensions" requires recognition of an additional liability when accrued pension cost on the balance sheet as of the measurement date is less than the plan's unfunded accumulated benefit obligation. As of June 30, 2003, the Retirement Plan had an unfunded accumulated benefit obligation of $27.2 million (accumulated benefit obligation of $221.2 million compared to plan assets of $194.0 million). The Company has a prepaid pension cost on the balance sheet of $43.0 million for the Retirement Plan. Accordingly, the Company recognized an additional minimum liability related to the Retirement Plan of

$70.2 million which was offset by an intangible asset of $30.5 million and a charge to accumulated other comprehensive income of $39.7 million ($23.9 million, after tax). The Company's nonqualified pension plan also has an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for the nonqualified plan was $4.9 million at June 30, 2003, and $7.4 million at June 30, 2002. There are no plan assets in the nonqualified plan due to the nature of the plan.

Net pension benefit cost and net postretirement benefit cost for all plans for the Company included the following components:

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Millions)
Pension benefit cost
Service cost - benefits earned
during the year	$ 13.5	$ 13.9	$ 11.8
Interest cost on projected pension
benefit obligation	29.2	32.0	29.2
Expected return on plan assets (gain)	(51.9)	(55.2)	(57.1)
Amortization of:
Net transition (asset)/obligation	(1.2)	(1.5)	(1.8)
Prior service cost	3.0	3.9	1.8
Net (gain)/loss	(0.6)	(3.1)	(5.7)
Net periodic benefit cost (credit)	(8.0)	(10.0)	(21.8)

Special benefit cost due to special retirement program	-	-	24.9
Effects of lump sum settlements upon retirement	6.5	(13.2)	(23.2)
Net pension cost (credit)	$ (1.5)	$ (23.2)	$ (20.1)

Net pension cost (credit) by company
Peoples Gas	(4.2)	(25.0)	(21.9)
North Shore Gas	1.7	0.8	0.7
All other companies	1.0	1.0	1.1
	(1.5)	(23.2)	(20.1)

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Millions)
Other postretirement benefit cost
Service cost - benefits
earned during the year	$ 3.6	$ 3.5	$ 4.0
Interest cost on accumulated
postretirement benefit obligation	7.6	8.0	8.6
Expected return on plan assets (gain)	(4.5)	(5.5)	(6.3)
Amortization of:
Net transition (asset)/obligation	3.3	3.8	4.2
Net (gain)/loss	(0.1)	(1.0)	(1.5)
Net periodic postretirement benefit cost	9.9	8.8	9.0
Special benefit cost due to special retirement program	-	-	1.3
Net postretirement benefit cost	$ 9.9	$ 8.8	$ 10.3

Net postretirement benefit cost by company
Peoples Gas	8.8	7.8	9.1
North Shore Gas	1.0	0.8	1.1
All other companies	0.1	0.2	0.1
	9.9	8.8	10.3

The Company follows the procedures specified in SFAS No. 88 to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During fiscal 2003, as in past fiscal years, a portion of each plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost (credit) under SFAS No. 88 for the Service Annuity System, Retirement Plan and Supplemental Plan.

In fiscal 2003, the Company recognized costs of $6.5 million from the settlement of portions of projected pension benefit obligations. The fiscal 2003 settlement cost includes a charge of $4.7 million related to benefits paid out under the Supplemental Plan caused by the retirement of an executive officer of the Company. In fiscal 2002 and 2001, the Company recognized credits of $13.2 million and $23.2 million, respectively, from the settlement of portions of projected pension benefit obligations.

In fiscal 2001, the Company offered a voluntary retirement program. As a result of this program, a special benefit cost of $26.2 million ($24.9 million for pension benefit cost and $1.3 million for postretirement benefit cost) was recognized in fiscal 2001.

In the calculation of the pension benefit cost and the other postretirement benefit cost under the plans, the following actuarial assumptions were used for measurements as of June 30 and benefit costs (credits) for fiscal years beginning October 1:

	2003	2002	2001
Pension benefits
Discount rate	6.00%	7.50%	8.00%
Long-term rate of return on assets	8.75%	9.00%	9.00%
Assumed future compensation increases	3.75%	4.00%	4.50%
Other postretirement benefits
Discount rate	6.00%	7.50%	8.00%
Long-term rate of return on assets	8.75%	9.00%	9.00%
Health care cost trend rate	8.00%	5.50%	5.25%

Fiscal 2003 health care cost trend rate reflects the first year of a routine four year rate phase-in process used to project health care costs based on the external trends and the Company's experience. The health care trend rate of 8.00 percent was assumed for fiscal 2004, and will decline gradually to 5.00 percent by fiscal 2007.

The Company bases its discount rate assumption on yields of high quality long-term, fixed-income bonds. The average yield on the Moody's Aa-Rated Long-Term Corporate Bond Index (Index) on or around the measurement date of June 30 is used for guidance. This Index is comprised of bonds issued from both industrial and utility sectors and is the arithmetic average of the average yield for both sectors. The Company considers the dispersion of yields around the Index along with the durations of the Index and pension liability in establishing its discount rate assumption.

A decrease in the assumed discount rate of 25 basis points would have increased 2003 pension expense by $1.6 million and increased 2003 postretirement benefit expense by $0.2 million.

The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2003, by $9.2 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.4 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2003, by $7.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.2 million annually.

In addition to the defined benefit pension plans, the Company sponsors 401(k) savings plans for the majority of its employees. The plans allow employees to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company's matching contribution to the savings plans totaled $3.9 million, $3.7 million and $3.6 million in fiscal 2003, 2002 and 2001, respectively.

9: TAX MATTERS

A. Income Tax Expense

Total income tax expense as shown for the Company on the Consolidated Statements of Income is composed of the following:

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Current:
Federal	$ 32,394	$ 1,200	$ 49,248
State	1,384	2,441	8,952
Total current income taxes	33,778	3,641	58,200
Deferred:
Federal	18,943	37,055	(5,805)
State	7,261	6,284	(386)
Total deferred income taxes	26,204	43,339	(6,191)
Investment tax credits - net:
Federal	(883)	(896)	(928)
State	83	237	268
Total investment tax credits - net	(800)	(659)	(660)
Total income tax expense	59,182	46,321	51,349
Less - Included in cumulative effect
of change in accounting principle	-	-	(23)
Net income tax expense	$ 59,182	$ 46,321	$ 51,372

Total income tax expense as shown for Peoples Gas on the Consolidated Statements of Income is composed of the following:

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Current:
Federal	$ 24,382	$ 9,689	$ 45,632
State	4,243	3,640	9,691
Total current income taxes	28,625	13,329	55,323
Deferred:
Federal	12,941	29,795	(6,284)
State	4,933	5,316	(729)
Total deferred income taxes	17,874	35,111	(7,013)
Investment tax credits - net:
Federal	(796)	(810)	(838)
State	49	202	220
Total investment tax credits - net	(747)	(608)	(618)
Net income tax expense	$ 45,752	$ 47,832	$ 47,692

Total income tax expense as shown for North Shore Gas on the Consolidated Statements of Income is composed of the following:

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Current:
Federal	$ 6,225	$ 5,127	$ 6,825
State	1,035	1,269	1,435
Total current income taxes	7,260	6,396	8,260
Deferred:
Federal	881	1,374	574
State	621	197	220
Total deferred income taxes	1,502	1,571	794
Investment tax credits - net:
Federal	(85)	(86)	(90)
State	35	35	49
Total investment tax credits - net	(50)	(51)	(41)
Net income tax expense	$ 8,712	$ 7,916	$ 9,013

B. Tax Rate Reconciliation

The following is a reconciliation for the Company between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense.

	For Fiscal Years Ended September 30,
	2003		2002		2001
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income	Amount	Income
Computed federal income tax expense	$ 57,091	35.00	$ 47,387	35.00	$ 51,901	35.00
State income taxes - net	5,673	3.48	5,825	4.30	5,743	3.87
Tax credits	(1,065)	(0.65)	(4,523)	(3.34)	(4,682)	(3.16)
Other - net (1)	(2,517)	(1.54)	(2,368)	(1.75)	(1,613)	(1.08)
Net income tax expense	$ 59,182	36.29	$ 46,321	34.21	$ 51,349	34.63

(1) Major items included in Other - net are as follows: Amortization of ITC credits and amortization of excesses and deficiencies.

The following is a reconciliation for Peoples Gas between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense.

	For Fiscal Years Ended September 30,
	2003		2002		2001
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income	Amount	Income
Computed federal income tax expense	$ 43,867	35.00	$ 43,978	35.00	$ 43,033	35.00
State income taxes - net	5,996	4.78	5,953	4.74	5,968	4.85
Other - net (1)	(4,111)	(3.28)	(2,099)	(1.67)	(1,309)	(1.06)
Net income tax expense	$ 45,752	36.50	$ 47,832	38.07	$ 47,692	38.79

(1) Major items included in Other - net are as follows: Amortization of ITC credits and amortization of excesses and deficiencies.

The following is a reconciliation for North Shore Gas between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense.

	For Fiscal Years Ended September 30,
	2003		2002		2001
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income	Amount	Income
Computed federal income tax expense	$ 8,140	35.00	$ 7,293	35.00	$ 8,258	35.00
State income taxes - net	1,099	4.73	976	4.68	1,108	4.70
Amortization of deferred federal taxes	(384)	(1.66)	(313)	(1.50)	(304)	(1.29)
Other - net (1)	(143)	(0.61)	(40)	(0.19)	(49)	(0.21)
Net income tax expense	$ 8,712	37.46	$ 7,916	37.99	$ 9,013	38.20

(1) Major items included in Other - net are as follows: Amortization of ITC credits and amortization of excesses and deficiencies.

C. Deferred Income Taxes

Summarized in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1F).

	For Fiscal Years Ended
	September 30,
	2003		2002
(In Thousands)
Deferred tax liabilities:
Property - accelerated depreciation
and other property-related items	$ 399,987		$ 359,540
Pension	59,337		71,328
Other (1)	51,047		23,891
Total deferred income tax liabilities	510,371		454,759
Deferred tax assets:
Alternative minimum tax	(17,360)		(28,700)
Other (1)	(89,637)		(49,961)
Total deferred income tax assets	(106,997)		(78,661)
Net deferred income tax liabilities	$ 403,374	(2)	$ 376,098	(3)

(1) Major items included in Other are regulatory assets, hedging activity, group insurance and provision for uncollectible accounts.

(2) Includes $4.5 million of net current deferred taxes that is classified in other current assets and accounts payable on the balance sheet.

(3) Includes $2.1 million of net current deferred taxes that is classified in other current assets and accounts payable on the balance sheet.

Summarized in the table below for Peoples Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1F).

	For Fiscal Years Ended
	September 30,
	2003	2002
(In Thousands)
Deferred tax liabilities:
Property - accelerated depreciation and
other property-related items	$ 321,571	$ 293,908
Pension	57,135	72,328
Other	39,458	26,029
Total deferred income tax liabilities	418,164	392,265
Deferred tax assets:
Other	(64,789)	(45,395)
Total deferred income tax assets	(64,789)	(45,395)
Net deferred income tax liabilities	$ 353,375	$ 346,870

Summarized in the table below for North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1F).

	For Fiscal Years Ended
	September 30,
	2003	2002
(In Thousands)
Deferred tax liabilities:
Property - accelerated depreciation and
other property-related items	$ 38,536	$ 33,396
Gas cost reconciliation	$ 1,980	$ 1,375
Other	1,214	1,339
Total deferred income tax liabilities	41,730	36,110
Deferred tax assets:
Group insurance	(1,719)	(539)
Pension expense	(2,032)	(426)
Environmental insurance recovery	(1,726)	(2,187)
Alternative minimum tax	(1,190)	(2,240)
Other	(3,785)	(3,145)
Total deferred income tax assets	(10,452)	(8,537)
Net deferred income tax liabilities	$ 31,278	$ 27,573

10: DEBT COVENANTS

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2003, such restrictions amounted to $6.9 million out of North Shore Gas' total retained earnings of $80.9 million.

The Company has revolving credit facilities, which primarily support its commercial paper borrowing. The Peoples Energy credit facilities, and most of the Peoples Gas and North Shore Gas credit facilities, provide that the lenders under such facilities may terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65 percent. At September 30, 2003, this ratio, as defined in the credit facilities, was 53 percent for Peoples Energy, 48 percent for Peoples Gas and 40 percent for North Shore Gas.

The Company's indenture relating to its $325.0 million notes due January 15, 2011 has a cross-default provision relating to any other indebtedness greater than $15.0 million. The Company's one- and three-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million. Peoples Gas' and North Shore Gas' one-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million for Peoples Gas and $5.0 million for North Shore Gas.

The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the First and Refunding Mortgage Bonds issued by Peoples Gas, constitutes a direct, first-mortgage lien on substantially all property owned by Peoples Gas. The Indenture, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by North Shore Gas, constitutes a direct, first-mortgage lien on substantially all property owned by North Shore Gas.

11: LONG-TERM DEBT AND SHORT-TERM DEBT

A. Changes in Debt Securities

During fiscal year 2003, the Company took advantage of the low interest rate environment to refinance existing debt with lower interest rate debt and to term-up commercial paper and adjustable rate debt. The following table summarizes the changes that have occurred in the composition of the Company's debt. In general, debt classified as short-term due to the technical tender provisions was replaced by long-term debt.

Changes in Debt Securities

(Dollars In Millions)	Issuances			Retirements
Fiscal 2003
First quarter
North Shore Gas				$ 24.7		8%, Series J

Second quarter
Peoples Gas	$ 50.0	(1)	5.00% 30-year, Series KK	$ 50.0	(1)	6.875%, Series X
	$ 50.0	(1)	Variable rate, 30-year (3.05%	$ 50.0	(1)	Variable rate, Series GG
			fixed five years), Series LL
	$ 50.0		4.0% seven-year, Series MM-1
	$150.0			$100.0

Third quarter
Peoples Gas	$ 75.0		4.625% 10-year, Series NN-1	$ 75.0		6.37%, Series CC
North Shore Gas	$ 40.0		4.625% 10-year, Series N-1	$ 15.0		6.37%, Series L
	$115.0			$ 90.0

Total Fiscal 2003	$265.0			$214.7

Fiscal 2004
First Quarter
Peoples Gas	$ 51.0	(1)	Auction Rate 34-year,	$ 27.0	(1)	Variable rate, Series EE
			Series OO (2)	$ 37.5	(1)	Variable rate, Series II
	$ 51.0	(1)	Auction Rate 34-year,	$ 37.5	(1)	Variable rate, Series JJ
			Series PP (2)	$ 75.0	(1)	5.75%, Series DD
	$ 75.0	(1)	Variable rate, 35-year (4.875%
			fixed 15 years), Series QQ
Fiscal 2004	$177.0			$177.0

(1) Tax Exempt
(2) Current Mode Auction Rate 35-day period.

Peoples Gas and North Shore Gas utilize mortgage bonds to secure tax exempt interest rates. The Illinois Development Finance Authority has issued tax exempt bonds for the benefit of Peoples Gas and North Shore Gas and Chicago has issued tax exempt bonds for the benefit of Peoples Gas. Each issuance is secured by an equal principal amount of Peoples Gas' or North Shore Gas' first mortgage bonds.

In March 2003, Peoples Gas issued $50.0 million of 4.00% Series MM-1 bonds, due March 1, 2010 in a private placement with registration rights. On October 15, 2003, Peoples Gas completed a registered exchange offer of $50.0 million principal amount of 4.00% Series MM-2 bonds due March 1, 2010 for all of the outstanding Series MM-1 bonds.

In May 2003, Peoples Gas issued $75.0 million of 4.625% Series NN-1 bonds, due May 1, 2013 in a private placement with registration rights. On October 15, 2003, Peoples Gas completed a registered exchange offer of $75.0 million principal amount of 4.625% Series NN-2 bonds due May 1, 2013 for all of the outstanding Series NN-1 bonds.

In May 2003, North Shore Gas issued $40.0 million of 4.625% Series N-1 bonds, due May 1, 2013 in a private placement with registration rights. On October 15, 2003, North Shore Gas completed a registered exchange offer of $40.0 million principal amount of 4.625% Series N-2 bonds due May 1, 2013 for all of the outstanding Series N-1 bonds.

B. Short-Term Debt

The following table presents a detail of short-term debt by type.

	Fiscal year 2003	Balance At	Fiscal year 2002	Balance At
	Weighted Average	September 30,	Weighted Average	September 30,
(In Thousands)	Interest Rate %	2003	Interest Rate %	2002
Commercial Paper:
Peoples Energy	1.72	$ -	2.53	$ 3,200
Peoples Gas	1.59	55,949	1.87	82,671
North Shore Gas	1.45	-	2.48	-
Bonds:
Peoples Gas:
Adjustable Rate Series EE, due December 1, 2023	1.56	27,000	1.57	27,000
Adjustable Rate Series GG, due March 1, 2030
(called March 2003)	1.84	-	1.55	50,000
Adjustable Rate Series HH, due March 1, 2030	1.47	50,000	1.89	50,000
Adjustable Rate Series II, due March 1, 2030	1.62	37,500	1.59	37,500
Adjustable Rate Series JJ, due March 1, 2030	1.63	37,500	1.99	37,500
Total short-term debt - Company		$ 207,949		$ 287,871
Company loans to Peoples Gas		$ 24,400		$ 15,475

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-term debt. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2003 and 2002, Peoples Energy had lines of credit totaling $150.0 million and $257.7 million, respectively, of which available credit was $150.0 million and $254.5 million, respectively. Agreements covering $75.0 million of these lines will expire in March 2004 and $75.0 million of these lines will expire in March 2006. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee. In addition, at September 30, 2003 and 2002, the Company had approximately $6.5 million and $4.7 million, respectively, of letters of credit outstanding for financial and performance guarantees.

Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans or the issuance of short-term debt. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2003 and 2002, Peoples Gas and North Shore Gas had aggregate available lines of credit totaling $167.5 million and $117.3 million, respectively, of which available credit was $111.6 million and $34.6 million. Agreements covering these lines expire in July and August 2004. In addition, Peoples Gas has arranged for an additional seasonal credit facility of $40.0 million for the period of December 15, 2003 to April 15, 2004. Such lines of credit are believed to be adequate to support projected short-term credit needs of the utility subsidiaries. The credit facilities of the Company and its two utilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels.

12: EARNINGS PER SHARE

The following table summarizes average and diluted shares for computing the Company's per-share amounts. The dilution is attributable to stock options outstanding under the Company's LTIC and DSOP. The diluted shares for the Company are as follows:

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
As reported shares	36,054	35,454	35,380
Effects of options	139	38	59
Diluted shares	36,193	35,492	35,439

For the fiscal years ended September 30, 2003, 2002 and 2001, options to purchase 526,600, 609,400 and 21,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive.

13: PREFERRED STOCK

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none were issued and outstanding at September 30, 2003.

Peoples Gas has 430,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2003. North Shore Gas has 160,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2003.

14: COMMON STOCK

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. Through September 30, 2003, 858,300 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $32.4 million. Subsequent to September 30, 2003, and through December 11, 2003, the Company has not issued any additional shares through the program.

In addition, the Company issues common stock through other plans such as Direct Purchase and Investment plan and ESPP. In early fiscal 2003, the Company began issuing new shares from open market transactions to satisfy the requirements of these plans. Stock activity is summarized below.

	For Fiscal Years Ended September 30,
	2003		2002		2001
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares outstanding - beginning of period	35,459,006	$ 301,699	35,398,944	$ 299,327	35,296,205	$ 298,042
Shares issued:
Employee Stock Purchase Plan	12,926	452	12,921	454	10,373	380
Long-Term Incentive Compensation
Plan - net	74,213	1,079	31,453	1,518	83,300	676
Shares issued through continuous
equity offerings	858,300	32,445	-	-	-	-
Directors Deferred Compensation Plan	6,142	187	14,488	367	8,166	204
Direct Purchase and Investment Plan	279,381	10,683	-	-	-	-
Treasury Shares	-	-	1,200	33	900	25
Total activity for the period	1,230,962	44,846	60,062	2,372	102,739	1,285

Shares outstanding - end of period	36,689,968	$ 346,545	35,459,006	$ 301,699	35,398,944	$ 299,327

The grant of a restricted stock award (RSA) entitles the recipient to vote the shares of Company common stock covered by such award and to receive dividends thereon. The recipient may not transfer or otherwise dispose of such shares until the restrictions thereon lapse. RSAs granted to date vest in equal annual increments over a five-year period from the date of grant. The Compensation Committee of the Company's Board of Directors (or with respect to the Chief Executive Officer, subject to the approval of the nonemployee directors) may, in its sole discretion, accelerate the vesting of any RSAs granted under the LTIC. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the RSA, unless the Compensation Committee (with respect to the Chief Executive Officer, subject to the approval of the nonemployee directors) determines otherwise.

The grant of an option enables the recipient to purchase Company common stock at a purchase price equal to the fair market value of the shares on the date the option was granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. Before an option or SAR may be exercised, the recipient must generally complete 12 months of continuous employment subsequent to the grant of the option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement or termination of employment for other reasons.

In December 2002, the Board of Directors, upon the recommendation of the Compensation Committee, amended the DSOP. Under the DSOP, each nonemployee director of the Company will receive, as part of his or her annual retainer beginning in May 2003, an annual award of 1,000 deferred shares of common stock of the Company, which will replace the annual grant of 300 shares and 3,000 options previously provided for by the plan. Deferred shares are automatically deferred until the earliest of (i) the director's retirement from the Company's Board of Directors following attaining the age of 70, (ii) one year after the director ceases to be a director of the Company for any other reason, and (iii) a change of control of the Company and are not delivered by the Company until such date. Directors may elect to defer receipt of common stock in whole, or in part, for a period of time after the date on which distribution would otherwise occur by making an election to receive shares of common stock in installments no later than the calendar year prior to the year in which the distribution would otherwise occur. The director is entitled to receive amounts representing dividends from such deferred shares equal to dividends paid with respect to a like number of shares of common stock of the Company. Each director can make an election from time to time as to whether to receive dividends in the form of cash payments or in the form of additional deferred shares. A bookkeeping account is maintained for each nonemployee director. Each grant of deferred shares is automatically deferred and credited to the account of the director. The account of a director who elects to receive dividends in the form of additional deferred shares is credited with a number of deferred shares determined by dividing the amount of the dividend by the mean price of a share of Company common stock on the New York Stock Exchange on the dividend payment date. Deferred shares do not entitle a director to vote on any matter to be considered by the Company's shareholders prior to the date of distribution of common stock and are generally not transferable other than upon a director's death.

The Company also offers employees periodic opportunities to purchase shares of its common stock at a discount from the then current market price under its ESPP. As of September 30, 2003, the Company may sell up to 899,401 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees are eligible to purchase shares at 90 percent of the stock's market price at the date of purchase. The Company sold 12,926 shares, 12,921 shares and 10,373 shares to employees in fiscal 2003, 2002 and 2001, respectively.

The following table summarizes the stock-based employee compensation cost included in reported net income.

	For Fiscal Years Ended September 30,
(In Thousands)	2003	2002	2001
Stock appreciation rights	$2,693	$(1,718)	$4,631
Director fees paid in stock	878	284	318
Restricted stock awards	1,147	2,401	595
Total stock-based compensation cost included in net income	$4,718	$967	$5,544

The following table presents the weighted average option and SARs price and the nonqualified stock options, SARs and RSA activity related to the Company's LTIC and DSOP plans. The options and SARs had a weighted average remaining life of eight years and six years, respectively. For options outstanding, prices ranged from $31.34 to $41.16. At September 30, 2003, there were 2,406,175 SARs available for future grants. Under options and RSA programs, a total of 1,218,580 shares were available for future grants.

	Weighted		Weighted
	Average	Non-Qualified	Average
	Option Price	Stock Options	SAR Price	SARs	RSA
Outstanding at September 30, 2000	$ 35.38	486,625	$ 35.64	458,425	62,560
Granted	33.16	285,900	32.62	264,900	50,900
Exercised	35.19	(312,475)	35.24	(312,275)	(20,955)
Forfeited	34.54	(1,500)	34.54	(1,500)	-
Outstanding at September 30, 2001	34.13	458,550	33.99	409,550	92,505
Granted	40.90	550,500	41.16	27,900	50,300
Exercised	33.47	(42,900)	33.15	(52,200)	(63,595)
Forfeited	41.16	(7,600)	-	-	-
Outstanding at September 30, 2002	37.99	958,550	34.63	385,250	79,210
Granted	34.06	426,900	34.03	25,000	46,800
Exercised	33.67	(238,950)	33.09	(210,750)	(30,235)
Forfeited	38.48	(29,500)	-	-	(1,300)
Outstanding at September 30, 2003	37.40	1,117,000	36.17	199,500	94,475

15: QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of the Company's business operations due to nonrecurring items and seasonal weather patterns which affect earnings, and related components of net revenues and operating income. Quarterly financial data for the Company was as follows:

				Diluted
				Earnings
		Operating		Per
Fiscal Quarters	Revenues	Income	Net Income	Share
(In Thousands, Except Per-Share Amounts)
2003
Fourth	$287,302	$ 10,246	$ 1,439	$ 0.04
Third	398,147	24,421	8,013	0.22
Second	903,833	114,529	63,481	1.77
First	549,111	60,318	31,001	0.87

2002
Fourth	$235,003	$ 11,217	$ 1,720	$ 0.05
Third	347,149	11,587	1,336	0.04
Second	522,835	100,766	54,994	1.55
First	377,548	60,839	31,021	0.87

Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, the sum of each quarter may not equal the amount computed for the total year.

Quarterly financial data for Peoples Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
(In Thousands)
2003
Fourth	$ 132,428	$ (6,675)	$ (4,962)
Third	228,429	15,734	6,553
Second	578,774	87,116	51,406
First	352,037	48,619	26,585

2002
Fourth	$ 109,563	$ (1,199)	$ (1,460)
Third	207,161	7,467	1,981
Second	348,998	79,549	45,049
First	247,801	57,972	32,247

Quarterly financial data for North Shore Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
(In Thousands)
2003
Fourth	$ 23,478	$ (100)	$ (314)
Third	40,313	2,589	859
Second	102,745	15,539	9,241
First	65,468	8,883	4,760

2002
Fourth	$ 18,324	$ (2,494)	$ (645)
Third	34,742	4,853	2,335
Second	61,740	13,044	7,218
First	41,927	7,813	4,012

16: SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

A. Results of Operations for Exploration and Production Activities

The following table summarizes revenue and direct cost information relating to the Company's oil and gas exploration and production activities. The Company has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	For Fiscal Years Ended September 30,
	2003	2002	2001
(In Thousands)
Oil and gas production revenues (1)	$ 106,358	$ 65,710	$ 53,988
Operating costs:
Depreciation, depletion,
amortization and impairments	41,700	27,166	22,257
Lease operating expenses	8,125	5,563	4,636
Exploration expense	3,269	981	1,982
Production taxes	9,472	3,078	5,037
Income tax	14,547	5,788	2,475
	77,113	42,576	36,387
Results of operations for producing activities
(excluding corporate overhead, general
and administrative costs and financing costs)	$ 29,245	$ 23,134	$ 17,601
Lease operating expense per Mcfe	$ 0.32	$ 0.29	$ 0.29
Production taxes per Mcfe	$ 0.37	$ 0.16	$ 0.31
Amortization rate per Mcfe (2)	$ 1.62	$ 1.40	$ 1.39

(1) Includes hedge losses of $25.2 million, hedge gains of $9.9 million and hedge losses of $18.7 million for fiscal years 2003, 2002 and 2001, respectively.

(2) Amortization rate per Mcfe reflects only depreciation, depletion and amortization of capitalized costs of proved oil and gas properties.

B. Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following table summarizes capitalized costs incurred in oil and gas producing activities.

	For Fiscal Years Ended September 30,
(In Thousands)	2003	2002	2001
Acquisition of proved properties	$37,587	$10,291	$111,607
Acquisition of unproved properties	6,758	--	8,711
Exploration	4,096	1,725	1,962
Development	49,633	30,471	19,848
Equity investments	--	2,689	3,838
Total	$98,074	$45,176	$145,966

C. Capitalized Costs Relating to Oil and Gas Producing Activities

The following table summarizes capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities.

	For Fiscal Years Ended
	September 30,
	2003	2002	2001
(In Thousands)
Proved properties	$ 376,189	$ 284,991	$ 232,572
Unproved properties	13,596	9,578	21,370
Total proved and unproved properties	389,785	294,569	253,942

Accumulated depreciation, depletion,
amortization and impairments	(121,404)	(79,658)	(42,813)

Net capitalized costs	$ 268,381	$ 214,911	$ 211,129

D. Costs Not Being Amortized

Following is a summary of costs excluded from the depletion base at September 30, 2003 by year incurred. Other than as noted below, the Company is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

	For Fiscal Years Ended September 30,
(In Thousands)	2003	2002	2001	Prior Years	Total
Property acquisition costs	$4,093	$19	$31	$9,453	$13,596
Exploration and development	--	--	--	--	--
Total	$4,093	$19	$31	$9,453	$13,596

The Company will include $8.4 million of these costs in its fiscal 2004 depletion rate computation.

E. Reserve Quantity Information

The Company's proved oil and gas reserve quantities are based on estimates prepared by third-party independent engineering consulting firms in conjunction with the Company's engineers, geologists and geophysicists in accordance with guidelines established by the SEC. The Company's estimates of proved reserve quantities of its properties are prepared by Netherland, Sewell & Associates, Inc., Miller and Lents, Ltd. and Prator Bett, L.L.C. Each year, Peoples Energy Production files estimates of oil and gas reserves with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported in this Note 16, with the exception that Form EIA-23 includes only gross reserves from properties operated by the Company.

Estimated quantities of proved oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

			Gas
	Gas	Oil	Equivalent
	MMcf	MBbls	MMcfe (1)
(In Thousands)
Ending Reserves - September 30, 2001	116,210	2,052	128,523

Extensions, discoveries and other additions	13,276	290	15,017
Production	(16,842)	(417)	(19,343)
Purchases of reserves in place	12,629	196	13,804
Revisions of previous estimates	(3,404)	(20)	(3,524)
Sales of reserves on place	-	-	-

Ending Reserves - September 30, 2002	121,869	2,101	134,477

Extensions, discoveries and other additions	29,412	595	32,984
Production	(22,878)	(487)	(25,798)
Purchases of reserves in place	38,644	243	40,102
Revisions of previous estimates	54	(59)	(308)
Sales of reserves on place	-	-	-

Ending Reserves - September 30, 2003	167,101	2,393	181,457

Proved Developed Reserves
End of year - September 30, 2001	95,729	1,452	104,441
End of year - September 30, 2002	90,548	1,412	99,020
End of year - September 30, 2003	127,476	1,800	138,276

(1) Oil reserves and production are converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

Oil and natural gas reserves cannot be measured exactly. Estimates of oil and natural gas reserves require extensive judgments of geologic and reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures.

Proved reserves are those quantities which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

Assigning monetary values to such estimates, which require extensive judgment, does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the disclosure of oil and gas reserves are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows.

F. Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

Future cash inflows are based on year-end cash prices for oil and gas and do not include the effects of hedges. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

The following table summarizes unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effects to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company's oil and gas assets, but does present a standardized measure of value disclosure concerning possible future net cash flows that would result under the assumptions used.

	For Fiscal Years Ended
	September 30,
	2003	2002	2001
(In Thousands)
Future cash flows	$ 829,863	$ 486,093	$ 241,265
Future production and development costs	243,166	128,923	90,495
Future income tax expense	208,077	122,289	47,056

Future net cash flows	378,620	234,881	103,714

Ten percent annual discount for estimated
timing of cash flows	141,166	86,283	34,507

Standardized measure of discounted future net cash
flows relating to proved oil and natural gas reserves	$ 237,454	$ 148,598	$ 69,207

The future net cash flows before income taxes for fiscal 2003, 2002 and 2001 are $586.7 million, $357.2 million and $150.8 million, respectively, and after discounting at 10 percent are $369.2 million, $227.9 million and $101.3 million, respectively.

In the foregoing determination of future cash inflows, sales revenues for gas and oil were based on cash prices at year end. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year-end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions and permanent differences. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are not reflected in future cash flows from proved reserves as of the date of the reserve report.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas liquids and gas reserves follows:

	For Fiscal Years Ended
	September 30,
	2003	2002
(In Thousands)
Beginning of year	$ 148,598	$ 69,207

Revisions of previous estimates
Changes in prices and costs	83,920	110,705
Changes in quantities	(719)	(6,229)
Additions to proved reserves resulting from extensions,
discoveries and improved recovery, less related costs	61,271	31,388
Purchases of reserves in place	74,404	23,417
Previously estimated development costs incurred
during the period	15,549	13,384
Changes in estimated future development costs	(4,118)	(13,360)
Sales of reserves in place	-	-
Accretion of discount	22,790	10,135
Sales of oil and gas, net of production costs	(111,288)	(45,068)
Net change in income taxes	(52,485)	(47,155)
Timing and other	(468)	2,174

Net change	88,856	79,391

End of year	$ 237,454	$ 148,598

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

The Company, Peoples Gas and North Shore Gas maintain disclosure controls and procedures (as defined in Rule 13a-15e of the Securities Exchange Act of 1934, as amended) which are designed to ensure that information required to be disclosed by the Company, Peoples Gas and North Shore Gas in the reports that are submitted or filed with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Thomas M. Patrick, principal executive officer and Thomas A. Nardi, principal financial officer of the Company, Peoples Gas and North Shore Gas, have evaluated the disclosure controls and procedures, within 90 days of the filing of this report. Based upon that evaluation, Messrs. Patrick and Nardi have concluded that the disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of Messrs. Patrick's and Nardi's most recent evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's proxy statement, to be filed with the SEC on or about January 6, 2004, and to be distributed in connection with the Company's annual meeting of shareholders to be held on February 27, 2004. Such information is incorporated herein by reference.

Information relating to the Board of Directors determinations concerning whether a member of Audit Committee of the Board is a "financial expert" as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption "Committees of the Board of Directors" of the Company's above-mentioned proxy statement to be filed with the SEC on or about January 6, 2004, and is incorporated herein by reference.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."

The Company has disclosed its code of ethics on its website at www.PeoplesEnergy.com.

ITEM 11. Executive Compensation

Information relating to executive compensation for the Company is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's proxy statement to be filed with the SEC on or about January 6, 2004 in connection with the Company's annual meeting of shareholders to be held on February 27, 2004. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information for the Company relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's proxy statement, to be filed with the SEC on or about January 6, 2004, and to be distributed in connection with the Company's annual meeting of shareholders to be held on February 27, 2004. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans approved by security holders	1,111,308 (1) (2)	$37.45	1,218,580 (3) (4)
Equity compensation plans not approved by security holders (5)	78,113 (6)	$36.65	114,987
Total	1,189,421	-----	1,333,567

  Excludes 199,500 SARs outstanding and exercisable under the Company's LTIC Plan. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. No security is issued upon the exercise of a SAR.

  Includes 63,308 shares equivalent held for the account of participants in the Company's Directors Deferred Compensation Plan.

  Excludes 2,406,175 SARs remaining available for issuance under the Company's LTIC Plan.

  Includes 352,000 RSAs remaining available for issuance under the Company's LTIC Plan.

  Securities under the Company's DSOP. Under the DSOP, on May 1 of each year, through 2002, each nonemployee director of the Company received, as part of his or her annual retainer, a stock payment of 300 shares of common stock and options to purchase 3,000 shares of common stock. The exercise price for each option equals one hundred percent (100 percent) of the mean between the highest and lowest quoted selling price for the Company's common stock in the New York Stock Exchange Composite Transactions on the last day in April for which the New York Stock Exchange was open for trading in the year of the grant. Options granted under the plan have a 10-year term. (See Note 14 for amendments to the plan that were effective beginning in May 2003.)

  Includes 9,113 deferred shares held for the account of participants in the Company's DSOP.

ITEM 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions with certain officers of the Company is set forth under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement, to be filed with the SEC on or about January 6, 2004, and to be distributed in connection with the Company's annual meeting of shareholders to be held on February 27, 2004. Such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the caption "Independent Public Accountants" of the Company's proxy statement to be filed with the SEC on or about January 6, 2004, and to be distributed in connection with the Company's annual meeting of shareholders to be held on February 27, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
			Page
(a)	1.	Financial Statements:
		See Part II, Item 8.	41

2.	Financial Statement Schedules:

	Schedule
	Number
	II	Valuation and Qualifying Accounts	103

3.	Exhibits:

	See Exhibit Index on page 110.

b)	Reports on Form 8-K filed during the final quarter of fiscal year 2003:

Peoples Energy Corporation

Date of Report - July 25, 2003
Item 9 - Regulation FD Disclosure and Item 12 - Disclosure of Results of Operations and Financial Condition
Press Release - Earnings Guidance for third quarter fiscal year 2003

Date of Report - July 28, 2003
Item 9 - Regulation FD Disclosure and Item 12 - Disclosure of Results of Operations and Financial Condition
Conference Call Script for third quarter fiscal year 2003

Date of Report - July 29, 2003
Item 9 - Regulation FD Disclosure and Item 12 - Disclosure of Results of Operations and Financial Condition
Conference Call Transcript for third quarter fiscal year 2003

Date of Report - July 31, 2003
Item 5 - Other Events
Forward-Looking Statements

Date of Report - August 21, 2003
Item 5 - Other Events
Amendment

The Peoples Gas Light and Coke Company

Date of Report - August 21, 2003
Item 5 - Other Events
Amendment

North Shore Gas Company

Date of Report - August 21, 2003
Item 5 - Other Events
Amendment

Schedule II

Peoples Energy Corporation and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2003

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 34,669	$ 43,961	$ 45,506	$ 33,124

Fiscal Year Ended September 30, 2002

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 46,644	$ 45,980	$ 57,955	$ 34,669

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 24,958	$ 42,136	$ 20,450	$ 46,644

Schedule II

The Peoples Gas Light and Coke Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2003

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 31,569	$ 40,843	$ 43,205	$ 29,207

Fiscal Year Ended September 30, 2002

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 44,128	$ 41,569	$ 54,128	$ 31,569

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 22,821	$ 39,332	$ 18,025	$ 44,128

Schedule II
North Shore Gas Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2003

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 493	$ 1,653	$ 1,134	$ 1,012

Fiscal Year Ended September 30, 2002

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 1,341	$ 1,176	$ 2,024	$ 493

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 978	$ 1,365	$ 1,002	$ 1,341

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

Date: December 11, 2003	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2003.

/s/ THOMAS M. PATRICK	Chairman of the Board, President and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Senior Vice President and Chief Financial Officer
Thomas A. Nardi	(Principal Financial Officer)

/s/ LINDA M. KALLAS	Assistant Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ JAMES R. BORIS	Director
James R. Boris

/s/ WILLIAM J. BRODSKY	Director
William J. Brodsky

/s/ PASTORA SAN JUAN CAFFERTY	Director
Pastora San Juan Cafferty

/s/ JOHN W. HIGGINS	Director
John W. Higgins

/s/ DIPAK C. JAIN	Director
Dipak C. Jain

/s/ MICHAEL E. LAVIN	Director
Michael E. Lavin

/s/ HOMER J. LIVINGSTON, JR.	Director
Homer J. Livingston, Jr.

/s/ LESTER H. MCKEEVER	Director
Lester H. McKeever

/s/ RICHARD P. TOFT	Director
Richard P. Toft

/s/ ARTHUR R. VELASQUEZ	Director
Arthur R. Velasquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 11, 2003	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2003.

/s/ THOMAS M. PATRICK	Chairman of the Board and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Senior Vice President, Chief Financial Officer and Director
Thomas A. Nardi	(Principal Financial Officer)

/s/ LINDA M. KALLAS	Assistant Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ WILLIAM E. MORROW	Director
William E. Morrow

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 11, 2003	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2003.

/s/ THOMAS M. PATRICK	Chairman of the Board and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Senior Vice President, Chief Financial Officer and Director
Thomas A. Nardi	(Principal Financial Officer)

/s/ LINDA M. KALLAS	Assistant Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ WILLIAM E. MORROW	Director
William E. Morrow

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX
(a)	The exhibits listed below are filed herewith and made a part hereof:
Exhibit Number	Description of Document

3(a)	Amendment to the By-Laws of the Company dated August 6, 2003.

3(b)	By-Laws of the Company, as amended August 6, 2003.

3(c)	Amendment to the By-Laws of Peoples Gas dated, August 15, 2003.

3(d)	By-Laws of Peoples Gas, as amended August 15, 2003.

3(e)	Amendment to the By-Laws of North Shore Gas, dated August 15, 2003.

3(f)	By-Laws of North Shore Gas, as amended August 15, 2003.

10(a)

Amended and Restated Trust under Peoples Energy Corporation Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of .

10(b)	Percentage Interest Award granted to Steven W. Nance, dated December 17, 2001.

10(c)	Equity Interest Award granted to Steven W. Nance, dated December 17, 2001.

10(d)	Confidentiality and Severance Agreement between Peoples Energy Production Company and Steven W. Nance, dated September 22, 2000.

10(e)	Severance Agreement between the Company and Thomas M. Patrick, dated August 1, 2002.

10(f)	Severance Agreement between the Company and William E. Morrow, dated May 18, 2000.

10(g)	Confidentiality and Severance Agreement between the Company and James T. Hinchliff, dated August 6, 2003.

10(h)	Peoples Gas fourth Amendment to Lease (for headquarters office space)

12	Statement re: Computation of Ratio of Earnings to Fixed charges for the Company, Peoples Gas and North Shore Gas.

23(a)	Consent of Deloitte & Touche LLP to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

23(b)	Consent of Netherland, Sewell and Associates, Inc. to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

23(c)	Consent of Miller and Lents, Ltd. to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

23(d)	Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070

31(a)

Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)

Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2003.

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)
Exhibit Number	Description of Document

(b)

Exhibits listed below have been filed heretofore with the SEC pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

3(g)

Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company - Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)); Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas - Form 10-K for fiscal year 1995, Exhibit 3(b)); Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas - Form 10-K for fiscal year 1995, Exhibit 3(b))

3(h)

By-Laws of the Company dated February 22, 2001 (The Company - Form 10-Q for the quarter ended March 31, 2001, Exhibit 3(b); By-Laws of Peoples Gas dated April 15, 1999 (Peoples Gas - Form 10-Q for the quarter ended June 30, 1999, Exhibit 3(b)); By-Laws of North Shore Gas dated August 31, 1997 (North Shore Gas - Form 10-K for the fiscal year ended September 30, 1997, Exhibit 3(b)).

4(a)	Indenture dated as of January 18, 2001 from the Company to Bank One Trust Company National Association (The Company - Form 10-Q for the quarter ended March 31, 2001, Exhibit 4(a)).
4(b)

The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples) by Indenture dated March 1, 1928 (Peoples - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (Peoples - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of October 1, 1984 (Peoples - Form 10-K for fiscal year ended September 30, 1984, Exhibit 4-3); Supplemental Indentures dated March 1, 1985, (Peoples - Form 10-K for fiscal year ended September 30, 1985, Exhibits 4-1, 4-2, and 4-3, respectively); Supplemental Indenture dated May 1, 1990 (Peoples - Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of April 1, 1993 (Peoples - Form 8 dated as of May 5, 1993, Exhibit 1); Supplemental Indentures dated as of December 1, 1993 (Peoples - Form 10-Q for the quarterly period ended December 31, 1993, Exhibits 4(a) and 4(b)); Supplemental Indenture dated June 1, 1995. (Peoples - Form 10-K for fiscal year ended September 30, 1995.) Supplemental Indenture dated as of June 1, 1995 (Peoples - Form 10-K for the fiscal year ended September 30, 1995.) Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series GG of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(a), Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b), Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series II of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(c), Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series JJ of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)
Exhibit Number	Description of Document
ended September 30, 2000, Exhibit 4(d),

4(c)

North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of November 1, 1990 (North Shore - Form S-3 Registration Statement No. 33-37332, Exhibit 4b); Eleventh Supplemental Indenture dated as of October 1, 1992 (North Shore - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4); and Twelfth Supplemental Indenture dated as of April 1, 1993 (North Shore - Form 8-K dated April 23, 1993, Exhibit 4); Supplemental Indenture dated December 1, 1998 (North Shore Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibit 4).

10(i)

ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); FSS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); FSS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated July 25, 1997. (The Company - Form 10-K for fiscal year ended September 30, 1997, Exhibit 10); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated August 1, 1997. (The Company - Form 10-K for fiscal year ended September 30, 1997, Exhibit 10); U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated August 14, 1997. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated October 27, 1997. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Storage Rate Schedule DSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Storage Rate Schedule NSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)
Exhibit Number	Description of Document

fiscal year ended September 30, 1998, Exhibit 10); Transportation Rate Schedule FTS LN/NB Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); U.S. Shippers Service Agreement between North Shore Gas and Northern Border Pipeline Company, dated August 14, 1997. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Transportation Rate Schedule FTS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); FTS-1 Service Agreement between North Shore Gas and ANR Pipeline Company, dated May 28, 1998. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10). NNS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); FTS-1 Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); Gas Purchase and Agency Agreement By and Between Peoples Gas and Enron North America Corp., dated September 16, 1999. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and Peoples Gas Amendment No. 2 dated September 9, 1999. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Gas Purchase and Agency Agreement By and Between North Shore Gas and Enron North America Corp., dated September 16, 1999. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and North Shore Gas Amendment No. 2 dated September 9, 1999. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Amendment to Transportation Agreement between Trunkline Gas Company and Peoples Gas dated March 31, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit 10); Rate Schedule FS Flexible Storage Service Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit 10); Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, (Exhibit 10); Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, (Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated February 25, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Storage Rate Schedule NSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 7, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 16, 2000. (The Company and Peoples

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)
Exhibit Number	Description of Document

Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 28, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Storage Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 9, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 16, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement by and Between Natural Gas Pipeline Company of America and North Shore Gas, dated May 1, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10), Amendment to QNT Agreement between Peoples Gas and Trunkline Gas Company, dated April 1, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10),.Amendment to ETS Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FSS Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), NNS Service Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), FTS-1 Service Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Credit Agreement between Peoples Gas and ABN Amro Bank N.V., dated September 29, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas- Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FSS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000 (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000 (The Company and North Shore Gas - Form 10-K for fiscal year

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)
Exhibit Number	Description of Document

ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10).

10(j)	Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10).
10(k)	Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (The Company - Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10).
10(l)

Short-Term Incentive Compensation Plan of the Company, as amended on December 7, 1994 (Company - Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10); Executive Deferred Compensation Plan of the Company, effective October 1, 1994 (Company - Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10); Trust Under Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, Part A and Part B, of the Company, effective September 25, 1995. (The Company - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Long-Term Incentive Compensation Plan, dated February 25, 2000 (The Company - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit 10); Directors Stock and Option Plan effective December 1, 1999, (The Company - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10); Long-Term Incentive Plan for Diversified Business Units, amended as of December 4, 2002 (The Company - Form 10-Q for the quarterly period ended December 31, 2002, Exhibit 10(e); Severance Agreement between the Company and Donald M. Field (The Company - Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10(e)); Severance Agreement between the Company and Thomas A. Nardi(The Company - Form 10-K for fiscal year ended September 30, 2002, Exhibit 10(d)).

10(m)

Credit Agreement between the Company and ABN Amro Bank N.V., dated March 10, 2000 (The Company - Form 10-Q for the quarter ended December 31, 2001, Exhibit 10); Credit Agreement between the Company and ABN Amro Bank N.V. dated March 10, 2000 (The Company - Form 10-Q for the quarter ended December 31, 2000, Exhibit 10).

10(n)	Directors Deferred Compensation Plan, as amended, dated December 1, 1999 (The Company - Form 10-K for fiscal year ended September 30, 2001, Exhibit 10).
21(a)	Subsidiaries of the Company (The Company - Form 10-K for the fiscal year ended September 30, 2001, Exhibit 21).