Form 10-Q
period 2004-03-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2004-05-07
CIK 77388, 110101, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Exact Name of Registrant as
Specified in Charter, State of
Incorporation, Address of
Commission	Principal Executive	IRS Employer
File Number	Office and Telephone Number	Identification Number
1-5540	PEOPLES ENERGY CORPORATION	36-2642766
2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
2-35965	NORTH SHORE GAS COMPANY	36-1558720

(Illinois Corporations)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [x] No [ ]
The Peoples Gas Light and Coke Company	Yes [ ] No [x]
North Shore Gas Company	Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (April 30, 2004):

Peoples Energy Corporation	Common Stock, no par value, 37,541,605 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2) of Form 10-Q.

Part I - Financial Information

Item I. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In Thousands, Except Per-Share Amounts)
Revenues	$ 927,021	$ 903,833	$ 1,531,905	$ 1,452,944

Operating Expenses:
Cost of energy sold	632,491	598,232	1,013,050	927,737
Operation and maintenance	99,057	89,597	186,367	177,511
Depreciation, depletion and amortization	30,970	28,013	59,892	55,477
Taxes, other than income taxes	71,051	73,449	118,747	117,106
Total Operating Expenses	833,569	789,291	1,378,056	1,277,831

Equity investment income (loss)	1,489	(13)	1,244	(266)

Operating Income	94,941	114,529	155,093	174,847

Other income and expense - net	776	434	1,380	1,091

Interest expense	12,381	12,571	24,662	25,373

Income Before Income Taxes	83,336	102,392	131,811	150,565

Income tax expense	28,432	38,911	45,556	56,083

Net Income	$ 54,904	$ 63,481	$ 86,255	$ 94,482

Average Shares of Common Stock Outstanding
Basic	37,290	35,723	37,061	35,637
Diluted	37,497	35,842	37,253	35,743

Earnings Per Share of Common Stock
Basic	$ 1.47	$ 1.78	$ 2.33	$ 2.65
Diluted	$ 1.46	$ 1.77	$ 2.32	$ 2.64

Dividends Declared Per Share	$ 0.54	$ 0.53	$ 1.07	$ 1.05

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands)	2004	2003	2003
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,588,991	$ 2,552,464	$ 2,518,590
Oil and gas	463,193	391,135	347,318
Other	19,744	18,357	15,435
Total property, plant and equipment	3,071,928	2,961,956	2,881,343
Less - Accumulated depreciation, depletion and amortization	1,176,136	1,123,783	1,080,227
Net property, plant and equipment	1,895,792	1,838,173	1,801,116
Investment in equity investees	130,660	142,142	138,242
Other investments	25,060	24,988	23,340
Total Capital Investments - Net	2,051,512	2,005,303	1,962,698

CURRENT ASSETS:
Cash and cash equivalents	59,449	13,648	58,388
Deposits with broker or trustee	5,980	19,361	15,727
Receivables -
Customers, net of reserve for uncollectible accounts
of $35,776, $33,185, and $28,838, respectively	450,090	212,901	534,942
Other	37,245	9,036	39,170
Materials and supplies, at average cost	9,751	9,754	9,681
Gas in storage	52,023	165,583	25,784
Gas costs recoverable through rate adjustments	19,304	22,665	35,486
Regulatory assets of utility subsidiaries	21,473	27,279	4,169
Other	11,427	9,917	9,961
Total Current Assets	666,742	490,144	733,308

OTHER ASSETS:
Prepaid pension costs	185,954	186,961	187,289
Noncurrent regulatory assets of utility subsidiaries	190,964	181,223	186,101
Deferred charges and other	67,313	64,907	37,137
Total Other Assets	444,231	433,091	410,527

Total Assets	$ 3,162,485	$ 2,928,538	$ 3,106,533

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands, Except Shares)	2004	2003	2003
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 37,745,525, 36,936,068 and
36,099,044 shares, respectively	$ 378,297	$ 346,545	$ 315,097
Treasury stock - 243,100, 246,100 and 246,100 shares, respectively	(6,677)	(6,760)	(6,760)
Retained earnings	596,459	549,969	579,409
Accumulated other comprehensive income (loss)	(61,505)	(41,755)	(25,705)
Total Common Stockholders' Equity	906,574	847,999	862,041

Long-term debt, exclusive of maturities due within one
year and adjustable-rate bonds classified as short-term debt	846,330	744,345	629,345
Total Capitalization	1,752,904	1,592,344	1,491,386

CURRENT LIABILITIES:
Commercial paper	-	55,949	-
Current maturities of long-term debt	-	-	90,000
Adjustable-rate bonds classified as short-term debt	50,000	152,000	152,000
Accounts payable	186,250	148,769	296,908
Accrued taxes	92,146	45,730	122,431
Other accrued liabilities	109,765	98,870	78,736
Regulatory liabilities of utility subsidiaries	24,123	-	37,028
Dividends payable	20,251	19,446	18,958
Customer deposits	33,122	26,369	17,267
Customer credit balances	22,081	48,402	24,503
Gas costs refundable through rate adjustments	6,403	5,039	10,215
Temporary LIFO liquidation credit	127,375	-	128,300
Total Current Liabilities	671,516	600,574	976,346

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	390,229	407,835	378,623
Investment tax credits	27,093	27,642	27,941
Environmental, pension and other	320,743	300,143	232,237
Total Deferred Credits and Other Liabilities	738,065	735,620	638,801

Total Capitalization and Liabilities	$ 3,162,485	$ 2,928,538	$ 3,106,533

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(In Thousands)	2004	2003
Operating Activities:
Net Income	$ 86,255	$ 94,482
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	62,633	57,859
Deferred income taxes and investment tax credits - net	(5,444)	5,177
Change in environmental, pension and other liabilities	8,195	19,816
Change in undistributed earnings from equity investments	3,442	12,041
Other changes in noncurrent operating activities	(23,099)	(39,052)
Changes in current assets and liabilities:
Receivables - net	(265,398)	(350,532)
Gas in storage	113,560	63,784
Gas costs recoverable/refundable through rate adjustments	4,725	(15,081)
Net regulatory assets/liabilities of utility subsidiaries	29,929	21,158
Payables	42,403	163,602
Other accrued liabilities	334	104
Accrued taxes	46,416	75,148
Temporary LIFO liquidation credit	127,375	128,300
Other	(21,076)	(32,362)
Net Cash Provided by Operating Activities	210,250	204,444

Investing Activities:
Capital spending	(111,542)	(87,646)
Return of capital investments	8,040	4,564
Decrease in deposits with broker or trustee	13,381	12,918
Other	(188)	(3)
Net Cash Used in Investing Activities	(90,309)	(70,167)

Financing Activities:
Proceeds from (payment of) overdrafts	(5,229)	6,134
Retirement of commercial paper	(55,949)	(85,871)
Retirement of adjustable-rate bonds classified as short-term debt	(102,000)	(50,000)
Issuance of long-term debt	177,000	150,000
Retirement of long-term debt	(75,015)	(75,000)
Long-term debt issuance/retirement costs	(5,824)	(2,992)
Issuance of common/treasury stock	31,835	13,398
Dividends paid on common stock	(38,958)	(36,991)
Net Cash Used in Financing Activities	(74,140)	(81,322)

Net Increase in Cash and Cash Equivalents	45,801	52,955
Cash and Cash Equivalents at Beginning of Period	13,648	5,433
Cash and Cash Equivalents at End of Period	$ 59,449	$ 58,388

Supplemental Information:
Income taxes paid	$ 24,480	$ 9,755
Interest paid	$ 24,158	$ 24,053

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In Thousands)
Revenues	$ 572,272	$ 578,774	$ 947,909	$ 930,811

Operating Expenses:
Gas costs	355,547	345,389	569,497	530,157
Operation and maintenance	74,929	68,061	138,707	134,869
Depreciation and amortization	15,544	14,953	30,360	29,746
Taxes, other than income taxes	60,885	63,255	101,480	100,303
Total Operating Expenses	506,905	491,658	840,044	795,075

Operating Income	65,367	87,116	107,865	135,736

Other income and expense - net	733	464	1,255	1,147

Interest expense	5,161	5,922	10,667	11,804

Income Before Income Taxes	60,939	81,658	98,453	125,079

Income tax expense	23,066	30,252	37,392	47,088

Net Income	$ 37,873	$ 51,406	$ 61,061	$ 77,991

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2004	2003	2003
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,236,838	$ 2,203,842	$ 2,173,364
Less - Accumulated depreciation and amortization	882,776	858,838	839,498
Net property, plant and equipment	1,354,062	1,345,004	1,333,866
Other investments	11,644	11,600	11,721
Total Capital Investments - Net	1,365,706	1,356,604	1,345,587

CURRENT ASSETS:
Cash and cash equivalents	16,859	-	35,241
Deposits with broker or trustee	1,801	11,080	10,581
Receivables -
Customers, net of reserve for uncollectible accounts
of $31,491, $29,207 and $25,251, respectively	308,158	131,248	361,537
Intercompany receivables	31,309	27,094	60,331
Other	4,751	2,971	8,617
Materials and supplies, at average cost	8,420	8,404	8,446
Gas in storage, at last-in, first-out cost	21,993	111,992	14,032
Gas costs recoverable through rate adjustments	17,852	22,341	35,474
Regulatory assets	19,869	23,223	3,330
Other	3,330	3,456	3,125
Total Current Assets	434,342	341,809	540,714

OTHER ASSETS:
Prepaid pension costs	176,803	178,003	187,288
Noncurrent regulatory assets	152,836	141,987	155,880
Deferred charges and other	34,880	37,442	20,482
Total Other Assets	364,519	357,432	363,650

Total Assets	$ 2,164,567	$ 2,055,845	$ 2,249,951

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2004	2003	2003
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	510,578	482,228	513,862
Accumulated other comprehensive income (loss)	(21,030)	(21,052)	(491)
Total Common Stockholder's Equity	654,855	626,483	678,678

Long-term debt, exclusive of maturities due within one
year and adjustable-rate bonds classified as short-term debt	452,000	350,000	275,000
Total Capitalization	1,106,855	976,483	953,678

CURRENT LIABILITIES:
Commercial paper	-	55,949	-
Current maturities of long-term debt	-	-	75,000
Other short-term debt	50,000	176,400	152,000
Accounts payable	107,399	83,409	191,995
Accrued taxes	78,180	29,421	103,489
Other accrued liabilities	38,576	43,892	29,264
Intercompany payables	12,509	45,720	14,402
Regulatory liabilities	20,402	-	31,617
Dividends payable	14,400	-	16,600
Customer deposits	30,797	24,470	16,167
Customer credit balances	17,076	39,728	19,837
Gas costs refundable through rate adjustments	5,361	28	7,085
Temporary LIFO liquidation credit	100,009	-	102,848
Total Current Liabilities	474,709	499,017	760,304

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	348,046	355,160	347,701
Investment tax credits	24,139	24,634	24,905
Environmental, pension and other	210,818	200,551	163,363
Total Deferred Credits and Other Liabilities	583,003	580,345	535,969

Total Capitalization and Liabilities	$ 2,164,567	$ 2,055,845	$ 2,249,951

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2004	2003
(In Thousands)
Operating Activities:
Net income	$ 61,061	$ 77,991
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	32,716	31,886
Deferred income taxes and investment tax credits - net	(8,629)	(1,268)
Change in environmental, pension and other liabilities	11,287	16,226
Other changes in noncurrent operating activities	(1,127)	(23,285)
Changes in current assets and liabilities:
Receivables - net	(182,905)	(277,700)
Gas in storage	89,999	51,332
Gas costs recoverable/refundable through rate adjustments	9,822	(21,359)
Net regulatory assets/liabilities	23,756	21,271
Payables	(4,383)	136,057
Other accrued liabilities	(15,877)	(20,805)
Accrued taxes	48,759	65,679
Temporary LIFO liquidation credit	100,009	102,848
Other	(16,215)	(25,628)
Net Cash Provided by Operating Activities	148,273	133,245

Investing Activities:
Capital spending	(31,381)	(29,088)
Decrease in deposits with broker or trustee	9,279	11,221
Other	(101)	-
Net Cash Used in Investing Activities	(22,203)	(17,867)

Financing Activities:
Proceeds from (payment of) overdrafts	(4,838)	1,845
Retirement of commercial paper	(55,949)	(82,671)
Retirement of short-term debt	(126,400)	(65,475)
Issuance of long-term debt	177,000	150,000
Retirement of long-term debt	(75,000)	(50,000)
Long-term debt issuance/retirement costs	(5,824)	(3,323)
Dividends paid on common stock	(18,200)	(30,513)
Net Cash Used in Financing Activities	(109,211)	(80,137)

Net Increase in Cash and Cash Equivalents	16,859	35,241
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ 16,859	$ 35,241

Supplemental Information:
Income taxes paid	$ 17,960	$ 12,339
Interest paid	$ 10,569	$ 9,450

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In Thousands)
Revenues	$ 101,284	$ 102,745	$ 165,147	$ 168,214

Operating Expenses:
Gas costs	70,585	70,786	111,622	113,046
Operation and maintenance	9,537	7,929	18,336	15,916
Depreciation	1,911	1,802	3,603	3,515
Taxes, other than income taxes	6,561	6,689	10,895	11,315
Total Operating Expenses	88,594	87,206	144,456	143,792

Operating Income	12,690	15,539	20,691	24,422

Other income and expense - net	(2)	(109)	47	(162)

Interest expense	939	751	1,866	1,863

Income Before Income Taxes	11,749	14,679	18,872	22,397

Income tax expense	4,389	5,438	7,062	8,397

Net Income	$ 7,360	$ 9,241	$ 11,810	$ 14,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2004	2003	2003
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 352,152	$ 348,622	$ 345,226
Less - Accumulated depreciation	139,155	136,299	134,325
Net property, plant and equipment	212,997	212,323	210,901
Other investments	22	22	22
Total Capital Investments - Net	213,019	212,345	210,923

CURRENT ASSETS:
Cash and cash equivalents	27,841	12,108	1,226
Deposits with broker or trustee	738	2,766	4,342
Receivables -
Customers, net of reserve for uncollectible
accounts of $1,482, $1,012 and $1,034, respectively	45,930	16,090	52,322
Intercompany receivables	4,065	1,466	10,860
Other	588	800	1,023
Materials and supplies, at average cost	1,331	1,351	1,235
Gas in storage, at last-in, first-out cost	2,334	9,442	1,477
Gas costs recoverable through rate adjustments	1,452	323	11
Regulatory assets	1,604	4,055	838
Other	285	202	442
Total Current Assets	86,168	48,603	73,776

OTHER ASSETS:
Noncurrent regulatory assets	38,128	39,235	30,222
Deferred charges and other	3,393	3,959	1,391
Total Other Assets	41,521	43,194	31,613

Total Assets	$ 340,708	$ 304,142	$ 316,312

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2004	2003	2003
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	86,392	80,882	86,826
Accumulated other comprehensive income (loss)	(2,266)	(2,278)	-
Total Common Stockholder's Equity	108,883	103,361	111,583

Long-term debt, exclusive of maturities due within one year	69,330	69,345	29,345
Total Capitalization	178,213	172,706	140,928

CURRENT LIABILITIES:
Current maturities of long-term debt	-	-	15,000
Other short-term debt	-	-	6,350
Accounts payable	14,196	13,202	22,367
Accrued taxes	6,890	315	11,929
Other accrued liabilities	4,818	5,143	4,702
Intercompany payables	6,243	10,060	1,896
Regulatory liabilities	3,721	-	5,411
Dividends payable	2,900	-	2,500
Customer deposits	2,325	1,899	1,100
Customer credit balances	3,782	6,963	3,119
Gas costs refundable through rate adjustments	1,042	5,011	3,130
Temporary LIFO liquidation credit	27,367	-	25,453
Total Current Liabilities	73,284	42,593	102,957

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	31,162	31,126	28,781
Investment tax credits	2,953	3,008	3,036
Environmental, pension and other	55,096	54,709	40,610
Total Deferred Credits and Other Liabilities	89,211	88,843	72,427

Total Capitalization and Liabilities	$ 340,708	$ 304,142	$ 316,312

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2004	2003
(In Thousands)
Operating Activities:
Net Income	$ 11,810	$ 14,000
Adjustments to reconcile net income to cash provided by operations:
Depreciation	3,985	3,754
Deferred income taxes and investment tax credits - net	519	1,028
Change in environmental, pension and other liabilities	(151)	615
Other changes in noncurrent operating activities	1,685	234
Changes in current assets and liabilities:
Receivables - net	(32,227)	(44,448)
Gas in storage	7,108	8,052
Gas costs recoverable/refundable through rate adjustments	(5,098)	6,279
Net regulatory assets/liabilities	6,172	(113)
Payables	(2,818)	4,759
Accrued other liabilities	(325)	1,249
Accrued taxes	6,575	9,728
Temporary LIFO liquidation credit	27,367	25,453
Other	(2,818)	(6,471)
Net Cash Provided by Operating Activities	21,784	24,119

Investing Activities:
Capital spending	(4,517)	(3,679)
Decrease in deposits with broker or trustee	2,028	721
Other	(142)	-
Net Cash Used in Investing Activities	(2,631)	(2,958)

Financing Activities:
Proceeds from (payment of) overdrafts	(5)	2,994
Issuance of commercial paper	-	-
Issuance of short-term debt	-	4,140
Retirement of long-term debt	(15)	(24,669)
Dividends paid on common stock	(3,400)	(2,400)
Net Cash Used in Financing Activities	(3,420)	(19,935)

Net Increase in Cash and Cash Equivalents	15,733	1,226
Cash and Cash Equivalents at Beginning of Period	12,108	-
Cash and Cash Equivalents at End of Period	$ 27,841	$ 1,226

Supplemental Information:
Income taxes paid	$ 1,220	$ 1,323
Interest paid	$ 1,766	$ 2,499

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The condensed, unaudited financial statements of Peoples Energy Corporation (the Company or Peoples Energy), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the Company, Peoples Gas and North Shore Gas for the fiscal year ended September 30, 2003. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise noted, necessary to present fairly the financial position of the Company, Peoples Gas and North Shore Gas and their results of operations and cash flows for the interim periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas in Storage

Peoples Gas' and North Shore Gas' inventories are carried at cost on a last-in, first-out (LIFO) method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. The Company expects interim reductions in LIFO layers caused by seasonality requirements to be replenished by the fiscal year end.

Stock Compensation Plans

A new compensation plan, the 2004 Incentive Compensation Plan (2004 Plan) was approved by shareholders at the Company's annual meeting held on February 27, 2004. The 2004 Plan is comprised of two sub-plans, the Long-Term Plan and the Short-Term Plan. The adoption of the 2004 Plan effectively replaces the Company's Long-Term Incentive Compensation Plan (LTIC Plan) and Short-Term Incentive Compensation Plan (STIC Plan). The 2004 Plan does not provide for the grant of stock options. Under the Long-Term Plan, grants of performance shares, restricted stock and restricted stock units may be awarded to officers and other key management employees of the Company and its subsidiaries. Performance shares are contingent rights to receive shares of common stock of the Company in the future based on the attainment of performance goals specified by the Compensation Committee of the Company's Board of Directors calculated over a specific period of at least one year. The performance goals for the initial awards granted under the 2004 Plans include overall corporate performance goals, including return on capital and total return to shareholders relative to companies within a peer group for Peoples Energy calculated over three years. Management believes that this design will better align incentive compensation with overall corporate performance. Restricted stock awards under the 2004 Plan can be the same as those granted under the LTIC Plan, namely stock awards that vest over a specified time of current employment or can be stock awards based on performance goals attained over a specified period or a combination of both employment service and performance goals. The design of the Short-Term Plan under the 2004 Plan is similar to the prior STIC Plan and provides for only cash compensation. Compensation expense for restricted stock that will be awarded under the 2004 Plan and based solely on employment service will be recorded equally over the vesting period. This is the same accounting treatment for restricted stock awarded under the LTIC Plan. Compensation expense for a three-year performance period, assuming 100 percent achievement of targets, would be $1.8 million and will be accrued over that period based upon updated estimates of performance. No expense has been accrued in fiscal 2004 based upon current estimates of performance.

As allowed under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123," the Company has chosen to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under the superceded LTIC Plan and the Directors Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). No options were granted in the six-month period ended March 31, 2004. There were 426,900 options granted in the six-month period ended March 31, 2003. There were 6,307 and 7,459 shares sold through the ESPP in the six-month periods ended March 31, 2004 and 2003, respectively.

Stock-based employee compensation cost relative to stock appreciation rights, restricted stock awards and directors fees paid in stock included in reported net income for the three- and six-month periods ended March 31, 2004 totaled $0.6 million and $1.4 million, respectively. For the three months ended March 31, 2003, stock-based employee compensation included a credit to net income of $0.6 million. Stock-based employee compensation cost included in reported net income for the six-month period ended March 31, 2003 was $0.9 million. Had compensation cost for stock options and shares issued under the ESPP been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands, Except Per-Share Amounts)	2004	2003	2004	2003
Net income as reported	$ 54,904	$ 63,481	$ 86,255	$ 94,482
Pro forma effects of LTIC, DSOP and ESPP
compensation expense under SFAS No. 123	-	210	11	445
Pro forma net income	$ 54,904	$ 63,271	$ 86,244	$ 94,037
Earnings per average common share:
Basic	$ 1.47	$ 1.78	$ 2.33	$ 2.65
Diluted	1.46	1.77	2.32	2.64
Pro forma basic	1.47	1.77	2.33	2.64
Pro forma diluted	1.46	1.77	2.32	2.63

For the three and six months ended March 31, 2004, all outstanding options were included in the computation of diluted earnings per share. For the three and six months ended March 31, 2003, options to purchase 647,800 shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive.

The following table summarizes the assumptions used to calculate the fair value of each option grant. The pro forma disclosures are based upon recognizing expense over the vesting period of the options, the longest of which is 12 months.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Expected volatility	N/A	25.83%	25.90%	25.79%
Dividend yield	N/A	5.9%	4.8%	5.9%
Risk-free interest rate	N/A	2.11%	2.47%	2.15%
Expected lives (years)	N/A	3	3	3
Weighted average fair value	N/A	$ 3.35	$ 3.83	$ 3.39

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options.

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, transportation and inventory as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by changes in the market place. These instruments are considered cash flow hedges which allow for the unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. The Company has also used derivatives to reduce interest rate risk associated with debt refinancing activities. Realized gains and losses from cash flow hedges are recorded in the income statement in the same month the underlying hedged activity is recorded.

The following table summarizes selected information related to cash flow hedges included in the Consolidated Income Statement and Balance Sheet through March 31, 2004.

		Interest	Partnership
(In Thousands)	Commodities	Rate	Transactions	Total
Portion of after tax gains (losses) on hedging instruments determined
to be ineffective and included in net income at end of period	$ (179)	$ -	$ -	$ (179)
Accumulated other comprehensive income (loss) after tax at end
of period	$ (33,328)	$ (595)	$ (3,637)	$ (37,560)
Portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next 12 months based on
prices at end of period	$ (35,531)	$ (131)	N/A	$ (35,662)
Maximum term	42 months	109 months

The maturities of the open cash flow hedges are summarized in the table below. All valuations are based on NYMEX closing prices at March 31, 2004.

Cash Flow Hedges
Value by Year of Maturity

		Less than	1 to 2	2 to 3	3 to 4
(In Thousands)	Total	1 Year	Years	Years	Years
Loss at March 31, 2004	$(56,953)	$(37,271)	$(15,272)	$ (4,410)	$ -
Loss at March 31, 2003	$(35,029)	$(22,271)	$ (7,575)	$ (3,543)	$ (1,640)

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. As required by SFAS No. 133, the regulated utilities recognize all derivatives at fair value as either mark-to-market assets or liabilities with an offsetting entry to regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas. The following table summarizes this activity and other derivative instruments recorded on a mark-to-market basis. All amounts are expected to be settled during the next 12 months.

	March 31,
(In Thousands)	2004	2003
Peoples Gas mark-to-market asset (liability)	$ 20,402	$ 31,399
North Shore Gas mark-to-market asset (liability)	3,721	5,358
Other mark-to-market asset (liability)	(89)	149
Total	$ 24,034	$ 36,906

A small portion of the Company's financial hedges are used to protect the value of inventory and are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the inventory hedged are recorded in the income statement. The following table summarizes the valuation of all outstanding derivative contracts during the six months ended March 31, 2004 and 2003.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2004	2003	2004	2003	2004	2003
Gain (loss) on contracts outstanding at the beginning of the period	$ (26,571)	$ (13,720)	$ (65)	$ (201)	$ (13,523)	$ 31,042
Less: Contracts realized or otherwise settled during the period	6,194	(19,314)	-	(1,107)	(4,594)	103,633
Plus: Gain (loss) on new contracts entered into during the period
and outstanding at end of period	(18,888)	(592)	(13)	26	19,907	(455)
Plus: Gain (loss) attributable to changes in valuation
techniques and assumptions	-	-	-	-	-	-
Plus: Other gain (loss)	(5,300)	(40,031)	(68)	(935)	13,056	109,952
Gain (loss) on contracts outstanding at the end of the period	$ (56,953)	$ (35,029)	$ (146)	$ (3)	$ 24,034	$ 36,906

Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue is summarized below.

	March 31,
(In Thousands)	2004	2003
Peoples Gas	$ 67,829	$ 84,044
North Shore Gas	13,137	14,765
Peoples Energy Services	24,680	27,272
Consolidated Peoples Energy	$105,646	$126,081

Revenue tax amounts included in revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2004	2003	2004	2003
Peoples Gas	$ 56,560	$ 58,713	$ 93,762	$ 95,303
North Shore Gas	5,659	5,821	9,259	9,555
Consolidated Peoples Energy	$ 62,219	$ 64,534	$ 103,021	$104,858

Natural gas and crude oil production revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title is transferred based on the Company's net interest. The Company records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party statements and/or cash receipts.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $11.0 million and $16.2 million as of March 31, 2004 and 2003, respectively. For Peoples Gas, the amounts in accounts payable at March 31, 2004 and 2003 were $10.4 million and $14.9 million, respectively. North Shore Gas' amount in accounts payable at March 31, 2004 was immaterial. North Shore Gas had no overdraft balance at March 31, 2003.

Recent Accounting Pronouncements

In January 2004, the FASB issued Financial Statement of Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in response to the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Medicare Act) signed into law on December 8, 2003. FSP No. 106-1 permits a sponsor of a postretirement health care plan that contains a qualifying prescription drug benefit subject to the provisions of the Medicare Act to make a one-time election to defer accounting for the effects of the Medicare Act until final accounting rules are issued. The Company has a postretirement health care plan that may be impacted by the Medicare Act. On March 12, 2004, the FASB issued an exposure draft (FSP 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003") which, when finalized, is intended to clarify the accounting. The Company elected to defer any potential accounting impact until specific authoritative guidance is issued. The Company cannot determine at this time to what extent, if any, its financial position or results of operations might be affected by the potential economic consequences of the Medicare Act.

SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, and requires new disclosures in interim financial statements. The required information should be provided separately for pension plans and for other postretirement benefit plans. The interim disclosures were adopted in the second fiscal quarter. The annual requirements will be adopted for the fiscal year ended September 30, 2004.

3. BUSINESS SEGMENTS

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments.

Financial data by business segment is presented below.

					Retail		Corporate
	Gas	Oil and Gas	Power	Midstream	Energy		and
(In Thousands)	Distribution	Production	Generation	Services	Services	Other	Adjustments	Total
Three Months Ended March 31, 2004
Revenues	$ 670,988	$ 34,771	$ -	$ 109,153	$124,588	$ 173	$ (12,652)	$ 927,021
Depreciation, depletion and amortization	17,455	12,809	32	112	444	4	114	30,970
Equity investment income (loss)	-	1,372	(294)	-	-	411	-	1,489
Operating income (loss)	79,210	14,483	(1,359)	3,264	4,820	445	(5,922)	94,941
Segment capital assets - net	1,567,059	316,794	1,237	6,201	7,371	970	1,888	1,901,520
Investments in equity investees	-	20,514	106,347	-	-	3,799	-	130,660
Capital spending	18,364	21,100	391	3	647	400	119	41,024
Three Months Ended March 31, 2003
Revenues	$ 677,420	$ 27,940	$ -	$ 113,872	$106,889	$ 28	$ (22,316)	$ 903,833
Depreciation, depletion and amortization	16,755	10,103	32	107	988	4	24	28,013
Equity investment income (loss)	-	(41)	(147)	-	-	175	-	(13)
Operating income (loss)	100,191	8,799	(1,283)	8,063	2,206	(43)	(3,404)	114,529
Segment capital assets - net	1,542,905	246,939	1,000	5,875	8,090	1,256	2,064	1,808,129
Investments in equity investees	-	22,789	111,449	-	-	4,004	-	138,242
Capital spending	15,712	11,223	511	-	546	888	(409)	28,471
Six Months Ended March 31, 2004
Revenues	$ 1,109,399	$ 63,392	$ -	$ 174,354	$207,714	$ 254	$ (23,208)	$ 1,531,905
Depreciation, depletion and amortization	33,963	24,544	63	224	873	8	217	59,892
Equity investment income (loss)	-	1,394	(507)	-	-	357	-	1,244
Operating income (loss)	130,748	23,897	(2,649)	6,808	7,969	227	(11,907)	155,093
Segment capital assets - net	1,567,059	316,794	1,237	6,201	7,371	970	1,888	1,901,520
Investments in equity investees	-	20,514	106,347	-	-	3,799	-	130,660
Capital spending	35,898	73,062	738	133	997	400	314	111,542
Six Months Ended March 31, 2003
Revenues	$ 1,092,792	$ 50,134	$ -	$ 174,642	$161,562	$ 71	$ (26,257)	$ 1,452,944
Depreciation, depletion and amortization	33,262	20,479	63	213	1,405	8	47	55,477
Equity investment income (loss)	-	(667)	(210)	-	-	611	-	(266)
Operating income (loss)	158,482	13,671	(2,444)	10,627	4,308	94	(9,891)	174,847
Segment capital assets - net	1,542,905	246,939	1,000	5,875	8,090	1,256	2,064	1,808,129
Investments in equity investees	-	22,789	111,449	-	-	4,004	-	138,242
Capital spending	32,767	50,945	1,669	15	543	889	-	86,828

4. EQUITY INVESTMENTS

The Company has several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments are material. The Company records its share of income gains and losses based on financial information it receives from the partnerships. All information is current with the exception of the EnerVest partnership data which is recorded on a one quarter lag. The Company is not a managing partner in any of these investments.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2004	2003	2004	2003
Revenues	$ 27,094	$ 31,940	$ 45,652	$ 51,360
Operating income	12,974	13,431	23,771	22,606
Interest expense	8,595	8,573	17,335	18,114
Net income (loss)	7,139	4,932	9,154	4,995

Total assets	834,096	838,110	834,096	838,110
Total liabilities	447,279	452,588	447,279	452,588

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income (loss) shown in the previous table.

		Ownership Percentage		Equity Investment Income (Loss)
				Three Months Ended		Six Months Ended
(Dollars in Thousands)		At March 31,		March 31,		March 31,
Investment	Segment	2004	2003	2004	2003	2004	2003
EnerVest	Oil and Gas	30%	30%	$ 1,372	$ (41)	$ 1,394	$ (667)
Elwood	Power	50	50	(1,731)	(1,660)	(3,401)	(3,255)
SCEP	Power	27	30	1,437	1,513	2,894	3,045
Trigen-Peoples	Other	50	50	411	175	357	608
Peoples NGV (1)	Other	0	50	-	-	-	3

Total equity investment income (loss)				$ 1,489	$ (13)	$ 1,244	$ (266)

Undistributed partnership income included in the
Company's retained earnings at the end of each period				$ 8,330	$ 4,472	$ 8,330	$ 4,472

(1) The Company liquidated its investment in Peoples NGV Corp. in the first quarter of fiscal 2003.

5. ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. The subsidiaries are addressing these sites under a program supervised by the Illinois Environmental Protection Agency.

Peoples Gas is addressing 29 manufactured gas sites, including two sites described in more detail below. Investigations have been completed at all or portions of 23 sites. Remediations have been completed at all or portions of four sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites. Remediations have not yet been completed at these sites.

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified General Motors Corporation, OMC, Elgin Joliet and Eastern Railway Company, Larsen Marine Service and the City of Waukegan as PRPs at the Waukegan Site. OMC has filed for bankruptcy.

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

The current owner of a site in the City of Chicago, Illinois (Chicago), formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit. The owners of another property in the vicinity of the former Pitney Court Station have notified Peoples Gas that they intend to file suit under the Resource Conservation and Recovery Act (RCRA) seeking an order directing Peoples Gas to remediate the site.

The current owner of a portion of another site in Chicago, formerly called the 22nd Street Station, has notified Peoples Gas that it intends to file suit under RCRA seeking an order directing Peoples Gas to remediate the site.

The utility subsidiaries are accruing and deferring liabilities and costs incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At March 31, 2004, the total of the liabilities and costs deferred (stated in current year dollars) for Peoples Gas was $134.2 million; for North Shore Gas the total was $36.6 million; and for the Company on a consolidated basis, the total deferred was $170.8 million. Each of these deferred amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies and from customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management also estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $73 million; for North Shore Gas, $27 million; and for the Company on a consolidated basis, $100 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Management believes that the liabilities incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable through rates for utility service, from insurance carriers or other entities. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Illinois Commerce Commission (Commission).

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

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $22.0 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

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

North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, North Shore Gas cannot reasonably estimate what range of loss, if any, may occur. In the event that North Shore Gas incurs liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.

6. GAS CHARGE RECONCILIATION PROCEEDINGS AND RELATED MATTERS

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

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. Three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and Chicago) filed testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. Issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001 and the use of its Manlove storage field to support transactions with third parties ("hub" transactions). Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the AG and CUB have requested disallowances, which range from $8 million to $56 million, covering a variety of alleged issues other than financial hedging. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Commission's Staff (the Staff) requested a disallowance of $31 million in the Peoples Gas proceeding and $1.4 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which relate to hedging.

Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas' underground storage. During the first quarter, this amount was capitalized as property, plant and equipment and will be depreciated over the asset's useful life. An offsetting liability for this amount, which is expected to be refunded to customers, was recorded. During the first quarter, Peoples Gas also recorded property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. A liability was also established for the second proposed disallowance of $0.5 million resulting in a charge to income. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case. A status hearing is scheduled for May 12, 2004, and remaining testimony and procedural dates have been suspended. An order from the Commission is not expected before the end of the calendar year.

The Company has also received a subpoena from the AG requesting, among other things, information regarding transactions between the Company and Enron Corp. or its affiliates related to certain issues raised by the Staff and intervenors in the 2001 Gas Charge reconciliation proceedings.

The Company believes that its fiscal 2001 purchasing practices were consistent with the standards applied by the Commission in its past orders and upheld by the Illinois courts and that it conducted business prudently and in the best interest of customers within these established standards. However, management cannot predict the outcome of these proceedings or the potential resulting exposure and has not recorded a liability associated with this contingency other than with respect to the disallowances that Peoples Gas did not oppose as described above.

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for May 12, 2004. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas and North Shore Gas each filed direct testimony on April 1, 2004. A status hearing is scheduled for May 12, 2004.

Separately, in February 2004 a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations made in the suit and intend to vigorously defend against the suit. Management cannot predict the outcome of this litigation or the potential exposure resulting from it and has not recorded a liability associated with this contingency.

7. COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income recorded includes net income plus the effect of the unrealized hedge gain or loss on derivative instruments. Total comprehensive income for the Company is summarized below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2004	2003	2004	2003
Comprehensive income
Net income	$ 54,904	$ 63,481	$ 86,255	$ 94,482
Other comprehensive income (loss), net of tax	(11,417)	(7,785)	(19,750)	(14,709)

Total comprehensive income	$ 43,487	$ 55,696	$ 66,505	$ 79,773

Peoples Gas and North Shore Gas recorded an insignificant amount of other comprehensive income related to the amortization of interest rate lock cash flow hedges.

8. RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries participate in two defined benefit pension plans, the Retirement Plan and the Service Annuity System, covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the Retirement Plan July 1, 2001, and thereafter will have their benefits determined based on their compensation during the five years preceding termination of employment and an aged-based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has a nonqualified pension plan (Supplemental Plan) that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.

The Company follows the procedures specified in SFAS No. 88 to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During fiscal 2004, as in past fiscal years, a portion of each plans' PBO was settled by the payment of lump sum benefits, resulting in a settlement cost (credit) under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. These plans, like the pension plans, are funded based upon actuarial determinations, consideration of tax regulations and the Company's funding policy. The Company accrues the expected costs of such benefits over the average remaining service lives of all employees.

Net pension benefit cost and net other postretirement benefit cost for all plans include the following components:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended March 31,
(In Millions)	2004	2003	2004	2003
Service cost	$ 4.5	$ 3.4	$ 1.4	$ 1.4
Interest cost	6.9	7.3	1.9	1.9
Expected return on plan assets (gain)	(11.7)	(13.0)	(1.0)	(1.1)
Amortization of:
Net transition (asset) obligation	(0.3)	(0.3)	0.5	0.8
Prior service costs	0.8	0.8	-	-
Net (gain) loss	0.4	(0.1)	0.2	-
Net periodic benefit cost (credit)	0.6	(1.9)	3.0	3.0
Effect of lump sum settlements upon retirement	2.3	0.2	-	-
Net cost (credit)	$ 2.9	$ (1.7)	$ 3.0	$ 3.0

			Other Postretirement
	Pension Benefits		Benefits
	Six Months Ended March 31,
(In Millions)	2004	2003	2004	2003
Service cost	$ 9.0	$ 6.8	$ 2.4	$ 2.3
Interest cost	13.8	14.6	3.8	3.8
Expected return on plan assets (gain)	(23.4)	(26.0)	(2.0)	(2.2)
Amortization of:
Net transition (asset) obligation	(0.6)	(0.6)	1.0	1.6
Prior service costs	1.6	1.6	-	-
Net (gain) loss	0.8	(0.2)	0.4	-
Net periodic benefit cost (credit)	1.2	(3.8)	5.6	5.5
Effect of lump sum settlements upon retirement	4.6	5.1	-	-
Net cost (credit)	$ 5.8	$ 1.3	$ 5.6	$ 5.5

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Peoples Energy is a diversified energy company that is headquartered in Chicago and comprised of five main business units: our core business, Gas Distribution, and our diversified businesses, Oil and Gas Production, Power Generation, Midstream Services, and Retail Energy Services. At Peoples Energy, we deliver value to shareholders, customers and employees through our 150-year commitment to provide safe and reliable gas service to residential and business consumers in northeastern Illinois.

Peoples Energy seeks to enhance the operations of its core utility business by continually improving customer service and overall operations. Our diversified energy businesses add value to new and existing assets through efficient and prudent management and pursuit of new investments and acquisitions with a close eye on risk management.

Over the past five years, the Company has developed a group of diversified energy businesses that include activities in Oil and Gas Production, Power Generation, Midstream Services and unregulated Retail Energy Services. These businesses are making growing contributions to overall financial results and lessen the seasonal impact of utility earnings. Management's goal is to grow operating income from these diversified energy businesses as a group 10 to 15 percent per year over the long term.

The Company's two regulated utilities, Peoples Gas and North Shore Gas, have the most significant impact on Peoples Energy results and account for a major portion of operating income. Both utilities' results, recorded in the Gas Distribution segment, are strongly influenced by the effects of weather, the impact of natural gas prices on customer uncollectible accounts and fluctuation in pension and other benefit costs. To mitigate the price impact, Peoples Gas and North Shore Gas actively use fixed-priced contracts, derivatives and storage to manage the cost of gas supply. The seasonal nature of the business also requires access to the commercial paper market in order to satisfy short-term cash requirements. The utilities also require an ongoing capital spending program to maintain their infrastructures. Both utilities are regulated by the Illinois Commerce Commission (Commission), which exercises significant oversight of prices for both distribution as well as gas supply charges.

The Oil and Gas Production business is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States with its primary focus on natural gas. This unit's results are directly influenced by its success in acquiring and developing reserves as well as the market price of natural gas and oil. To mitigate potential price volatility, the Company employs a hedging program using swaps and no cost collars to reduce market price risk. Substantial capital investment is required for acquisitions and drilling programs to replace produced reserves.

The Power Generation business is engaged in the development of electric generation facilities. This unit has invested in two large natural-gas-fired peaking power plants, which are supported by long-term off-take contracts. Income and cash flow are primarily driven by fixed capacity payments and are structured to transfer gas price risk to the power purchasers. Most of the income from this segment is earned in the third and fourth fiscal quarters. One of its primary offtake customers has experienced financial difficulty and has posted additional collateral (see Power Generation segment discussion in this Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A)).

The Midstream Services business is engaged in wholesale marketing and asset management activities that provide services to marketers, pipelines and utilities in the upper Midwest. Revenues may be enhanced as volatility in certain midwest energy markets increases. In addition, this unit operates a natural gas hub and a natural gas liquids peaking facility. The working capital needs of this business have grown due to expansion of storage services and higher natural gas prices. As this business grows, the Company may look to acquire additional storage and transportation capacity.

The Retail Energy Services business sells unregulated gas and power services, primarily commodity focused, to residential, commercial and large industrial customers. It operates in a highly competitive market and its revenues, like the utilities, are highly dependent on weather and price volatility. To control these risks, the Company procures supply that carefully matches the terms of the products that are sold. The Company expects continued growth regionally in the Midwest as markets continue to be deregulated and consumer choice programs expand.

RESULTS OF OPERATIONS

Financial results for the fiscal 2004 three and six months ended March 31, 2004 reflect continued strong growth in operating income from the Company's diversified energy businesses. In particular, the Oil and Gas Production segment benefited from higher production volumes and higher realized natural gas and oil prices than a year ago. However, the Gas Distribution segment was negatively impacted for the quarter and fiscal year by weather that was five percent and seven percent warmer than the same periods last year, along with a decrease in deliveries related to conservation and a decline in customer count. Net income for the second quarter was $54.9 million, or $1.46 per diluted share on five percent higher shares outstanding, compared with $63.5 million, or $1.77 per diluted share in the year-ago quarter. Operating income was $94.9 million, compared to $114.5 million for the same quarter last year. Net income for the six-month period was $86.3 million, or $2.32 per diluted share on four percent higher shares outstanding, compared with $94.5 million, or $2.64 per diluted share in the year-ago period. Operating income was $155.1 million, compared to $174.8 million for the first six months of the prior fiscal year.

Income Statement Variations

The Company's revenues and cost of energy sold increased $23.2 million and $34.3 million, respectively, for the three-month period and increased $79.0 million and $85.3 million, respectively, for the six-month period due to:

  higher realized commodity prices; and
  increased sales volumes in the Oil and Gas Production and Retail Energy Services segments.

These increases were offset by an eight percent and seven percent decrease in Gas Distribution deliveries in the three- and six-month periods, respectively, resulting from warmer weather and lower normalized deliveries.

Operation and maintenance expense for the three- and six-month periods increased $9.5 million and $8.9 million, respectively. Significant items to note were:

  higher pension expense of $4.2 million and $3.7 million. Pension expense related to normal activity increased as expected due to the ongoing effects of both lower pension plan returns and a lower discount rate. The prior six-month period included a $4.7 million impact on pension expense related to a retiring executive officer.
  higher outside professional services ($1.3 million and $3.8 million);
  increased provision for uncollectible accounts ($1.6 million and $0.3 million);
  higher compensation expense resulting from the impact of the higher Peoples Energy stock price on the value of stock appreciation rights ($1.4 million and $0.1 million);
  higher expense in the Oil and Gas Production segment ($0.6 million and $1.6 million) resulting from an increase in lease operating expense and general and administrative expense;
  higher customer collection expenses ($0.9 million and $1.1 million);
  These negative impacts were partially offset by lower utility environmental costs of $3.3 million and $4.8 million, respectively. These costs are recovered through the utilities' rate mechanism and a like amount is included in revenues; therefore, these costs do not affect operating income).

Depreciation, depletion and amortization for the three- and six-month periods increased $3.0 million and $4.4 million, respectively, mainly resulting from increased production in the Oil and Gas Production segment.

Taxes, other than income taxes, for the three-month period decreased $2.4 million due to a reduction in revenue taxes resulting from lower Gas Distribution revenues and from a decrease in Oil and Gas production taxes. Taxes, other than income taxes, for the six-month period increased $1.6 million due to higher utility tax accrual offset, in part, by an adjustment to reduce municipal and state utility tax accruals ($4.1 million) recorded in the previous period. Additionally, the period to period comparison is affected by a change in the state revenue tax law that resulted in the Company recording more taxes as a direct liability to the state where previous period amounts were included in both revenue and revenue tax expense.

Income tax for the three- and six-month periods decreased $10.5 million as a direct result of lower taxable income and a $2.2 million reduction in the Company's reserve for deferred taxes.

Segment Discussion

A summary of the Company's operating income by segment, and variations between periods, is presented below.

	Three Months Ended		Six Months Ended		Increase/Decrease
	March 31,		March 31,		Three Months	Six Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Operating income:
Gas Distribution	$ 79,210	$ 100,191	$ 130,748	$ 158,482	$ (20,981)	$ (27,734)
Oil and Gas Production	14,483	8,799	23,897	13,671	5,684	10,226
Power Generation	(1,359)	(1,283)	(2,649)	(2,444)	(76)	(205)
Midstream Services	3,264	8,063	6,808	10,627	(4,799)	(3,819)
Retail Energy Services	4,820	2,206	7,969	4,308	2,614	3,661
Other	445	(43)	227	94	488	133
Corporate and Adjustments	(5,922)	(3,404)	(11,907)	(9,891)	(2,518)	(2,016)
Total operating income	$ 94,941	$ 114,529	$ 155,093	$ 174,847	$ (19,588)	$ (19,754)

Gas Distribution Segment. The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
Margin Data	March 31,		March 31,		Three Months	Six Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 525,148	$ 526,455	$ 865,615	$ 846,204	$ (1,307)	$ 19,411
Commercial	84,316	81,513	137,663	128,896	2,803	8,767
Industrial	14,513	15,791	22,887	24,573	(1,278)	(1,686)
Total sales	623,977	623,759	1,026,165	999,673	218	26,492

Transportation
Residential	12,872	14,910	22,571	26,067	(2,038)	(3,496)
Commercial	18,583	20,666	32,362	35,314	(2,083)	(2,952)
Industrial	6,306	7,491	12,113	13,397	(1,185)	(1,284)
Contract pooling	5,882	7,517	8,221	10,902	(1,635)	(2,681)
Total transportation	43,643	50,584	75,267	85,680	(6,941)	(10,413)

Other Gas Distribution revenues	3,368	3,077	7,967	7,439	291	528

Total Gas Distribution revenues	670,988	677,420	1,109,399	1,092,792	(6,432)	16,607
Less: Gas costs	426,132	416,175	681,119	643,204	9,957	37,915
Gross margin (1)	244,856	261,245	428,280	449,588	(16,389)	(21,308)
Less: Revenue taxes	61,957	64,615	103,291	101,903	(2,658)	1,388
Environmental costs recovered	7,303	10,651	12,090	16,857	(3,348)	(4,767)
Net margin (1)	$ 175,596	$ 185,979	$ 312,899	$ 330,828	$ (10,383)	$ (17,929)

Gas Distribution deliveries (MDth):
Gas sales
Residential	56,778	62,447	93,993	102,603	(5,669)	(8,610)
Commercial	9,553	10,047	15,866	16,455	(494)	(589)
Industrial	1,744	2,071	2,799	3,375	(327)	(576)
Total gas sales	68,075	74,565	112,658	122,433	(6,490)	(9,775)

Transportation
Residential	9,643	10,649	16,317	17,983	(1,006)	(1,666)
Commercial	18,244	19,267	31,271	32,234	(1,023)	(963)
Industrial	7,847	8,729	14,454	15,574	(882)	(1,120)
Total transportation	35,734	38,645	62,042	65,791	(2,911)	(3,749)

Total Gas Distribution deliveries	103,809	113,210	174,700	188,224	(9,401)	(13,524)

Gross margin per Dth delivered	$ 2.36	$ 2.31	$ 2.45	$ 2.39	$ 0.05	$ 0.06

Net margin per Dth delivered	$ 1.69	$ 1.64	$ 1.79	$ 1.76	$ 0.05	$ 0.03

Average cost per Dth of gas sold	$ 6.26	$ 5.58	$ 6.05	$ 5.25	$ 0.68	$ 0.80

Actual heating degree days (HDD)	3,195	3,366	5,310	5,722	(171)	(412)
Normal heating degree days (2)	3,276	3,254	5,555	5,533

Actual heating degree days as a percent
of normal (actual/normal)	98	103	96	103

(1) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) Normal HDD are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

Revenues for the Gas Distribution segment for the three-month period decreased $6.4 million from the previous period, mainly due to a decrease in deliveries ($56.0 million) resulting from weather that was five percent warmer than the previous period, conservation and a decrease in customer count. Partially offsetting these effects was higher realized gas prices ($49.0 million). Revenues for the Gas Distribution segment for the six-month period increased $16.6 million over the previous period resulting from higher gas prices ($94.0 million). Partially offsetting higher gas prices was a decrease in deliveries ($79.0 million) resulting from weather that was seven percent warmer than the previous period. Operating income for the three- and six-month periods decreased $21.0 million and $27.7 million compared with the previous periods due mainly to the effects of weather ($5.3 million and $12.5 million) and lower non-weather related delivery variations ($5.5 million and $3.7 million). Also contributing to lower operating income was higher pension expense ($3.9 million and $3.1 million), an increase in the provision for uncollectible accounts ($1.9 million and $0.5 million) higher customer collection expenses ($0.9 million and $1.1 million) and other higher operating expenses. For the six-month period, operating income was impacted by municipal and state utility tax accrual adjustments ($4.1 million) recorded in the previous period.

Despite the increase in the provision for uncollectible accounts in the first six months, the Company expects the provision to be lower for the full fiscal year as compared to fiscal 2003. The utilities continue to improve the collection of accounts receivable. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. The reserve for uncollectible accounts remains an estimate and could require future adjustments. Peoples Gas continues to closely monitor cash collection and receivable aging statistics to ensure an adequate reserve balance. The following table summarizes these statistics.

	Peoples Gas
	Accounts Receivable Balance
	At March 31,
(Dollars in Millions)	2004	2003	2002
Current	$ 194.5	$ 240.7	$ 141.5
30-89 days	99.2	95.1	58.6
90-149 days	18.4	23.4	22.0

150 days - active	12.2	14.0	34.1
150 days - terminated	15.3	13.6	33.5
Total 150 days	27.5	27.6	67.6

Accounts receivable	$ 339.6	$ 386.8	$ 289.7

Reserve balance	$ 31.5	$ 25.3	$ 27.6
Reserve to accounts receivable ratio	9.3%	6.5%	9.5%
Reserve to 90 days +	68.6%	49.6%	30.8%
Days sales outstanding	96	116	123

The Company's weather insurance will expire on September 30, 2004. In anticipation of this, the Company has obtained a new insurance policy for fiscal year 2005 through a subsidiary of X.L. America, Inc. Under this policy, the Company will receive $20,000 for each heating degree day by which total heating degree days in fiscal year 2005 are below 6,100 (i.e., approximately five percent warmer than normal), up to a maximum of $10 million. If total heating degree days during fiscal year 2005 exceed 6,800 (i.e., approximately six percent colder than normal), the Company will pay an additional premium to the insurer of $10,000 for each heating degree day above 6,800.

Oil and Gas Production Segment. Revenues for the three- and six-month periods increased $6.8 million and $13.3 million compared with the same periods last year. Operating income for the three- and six-month periods increased $5.7 million and $10.2 million compared with the previous periods. The increases in revenue and operating income are due mainly to higher production volumes and higher net realized commodity prices. On an equivalent basis, production increased 18 percent and 15 percent compared to the prior year three- and six-month periods due primarily to the current and previous fiscal year's acquisitions and successful drilling program. Also contributing to operating income was higher equity investment income from the Company's equity investment in EnerVest ($1.4 million and $2.1 million), primarily the result of a recalculation of an asset retirement obligation. An increase in depreciation, depletion and amortization expense ($2.7 million and $4.1 million) resulted from higher production and an increase in the depreciation, depletion and amortization rate.

The following table summarizes hedges in place for fiscal 2004 and 2005 for the Oil and Gas Production segment as of April 22, 2004 (date of information used in the Company's earnings release).

	Fiscal 2004	Fiscal 2005
Remaining fiscal 2004 and fiscal 2005 gas hedges in place (MMbtus)	12,975,000	22,143,500
Gas hedges as a percent of estimated fiscal production (1)	80%	75%
Percent of gas hedges that are swaps	52%	38%
Average swap price ($/MMbtu)	$ 4.13	$ 4.10
Percent of gas hedges that are no cost collars	48%	62%
Weighted average floor price ($/MMbtu)	$ 4.50	$ 4.37
Weighted average ceiling price ($/MMbtu)	$ 5.57	$ 5.45
Fiscal 2004 and 2005 oil hedges in place (MBbls)	226	354
Average hedge price ($/Bbl)	$ 26.60	$ 25.99

(1)This table is based on expected production for fiscal 2004 and assumes fiscal 2005 production is the same as fiscal 2004.

The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Total production - gas equivalent (MMcfe)(1)	7,529	6,381	14,440	12,563
Daily average gas production (MMcfd)	73.2	63.4	69.7	61.5
Daily average oil production (MBd)	1.6	1.3	1.5	1.2
Daily average production - gas equivalent (MMcfed)(1)	82.7	70.9	78.9	69.0
Gas production as a percentage of total	88.0	89.0	88.0	89.0
Net realized gas price received ($/Mcf)	$ 4.64	$ 4.42	$4.40	$ 4.02
Net realized oil price received ($/Bbl)	$ 26.66	$ 24.33	$ 25.82	$ 22.43
Depreciation, depletion and amortization rate ($/Mcfe)	$ 1.69	$ 1.58	$ 1.69	$ 1.62
Average lease operating expense ($/Mcfe)	$ 0.40	$ 0.42	$ 0.37	$ 0.40
Average production taxes ($/Mcfe)	$ 0.32	$ 0.49	$ 0.30	$ 0.39

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

The decrease in average production taxes was due to $0.8 million refund from the State of Texas related to the Tight Gas Sands severance tax abatement program and lower ad valorem taxes.

The decrease in average lease operating expense on a unit of production basis is attributable to cost reductions, increased overhead recovery charges, timing issues and increased production. The prior period also included costs associated with expense workover projects that were not incurred in fiscal 2004.

Certain producing properties owned by Peoples Energy Production Company qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits expired on December 31, 2002. The amount recorded to income for the six months ended March 31, 2003 was $1.1 million.

On December 31, 2003, the Company acquired, through a series of transactions, certain oil and gas properties located in Texas for approximately $35 million. The acquired reserves, 88 percent of which are natural gas, added approximately 5 MMcfe per day of production to the Company's overall production base. The majority of the acquired properties are located adjacent to or in close proximity to existing holdings of the Company, and each of the acquired properties will be operated by the Company. As a result of this acquisition and prospective growth from the Company's 2004 drilling program, management expects to achieve an increase in production for the fiscal year in the 15 to 20 percent range rather than the 10 to 20 percent range that was previously estimated.

Power Generation Segment. The operating loss for the three- and six-month periods totaled $1.4 million and $2.6 million, respectively, virtually unchanged from the previous periods. Impacting the results was an increase in development expenses related to the pursuit of new power projects, partially offset by lower operating losses compared to the previous period related to Elwood Energy LLC (Elwood).

This segment is also engaged in the development of power generation sites. The Company has a business development staff working to find new investment opportunities either through the development of power sites or through partnering with others in the construction of power facilities. The costs of these activities are either expensed as incurred or are capitalized as specific site development assets, as appropriate. Included in deferred charges at March 31, 2004 was $7.7 million related to this activity. The Company intends to sell at least one of its power generation sites under development in the western United States during fiscal 2004.

The plant capacity of Elwood has been sold through long-term contracts with Exelon Generation Company, LLC, Engage Energy America LLC and Aquila, Inc. (Aquila). Moody's Investor Services (Moody's) and Standard & Poor's Rating Services (S&P) rate Aquila's senior unsecured debt as below investment grade. As a result of Aquila's credit ratings, Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.7 million. In the event Aquila does not fulfill its payment obligations or terminates its power sales agreements and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment. The Company is expanding its wholesale marketing and asset management activities and continues to look for additional opportunities to acquire assets, whether owned or leased, as it focuses on expanding this segment's Midwest presence.

Revenues for the three- and six-month periods decreased $4.7 million and $0.3 million, respectively, compared with the previous periods. Operating income for the three- and six-month periods decreased $4.8 million and $3.8 million, respectively, compared with the prior periods. The decreases were primarily due to lower operating results from hub ($1.6 million and $2.8 million) and wholesale marketing and asset management activities ($3.5 million and $1.5 million), which benefited from higher margins in the prior year due to higher market prices and unusual price volatility.

Retail Energy Services Segment. The following table summarizes operating statistics for Peoples Energy Services Corporation.

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands, Except Customers)	2004	2003	2004	2003
Gas sales sendout (MDth)	19,148	16,719	33,113	27,861
Number of gas customers	21,215	16,756	21,215	16,756
Electric sales sendout (Mwh)	240	231	492	440
Number of electric customers	1,647	1,144	1,647	1,144

Revenues for the three- and six-month periods increased $17.7 million and $46.2 million, respectively, compared with the previous periods primarily due to continued customer growth and higher gas prices. Operating income increased by $2.6 million and $3.7 million in the second quarter and fiscal year-to-date, respectively due to customer growth and margins, which were partially offset in the six-month period by increased operating expenses associated with growth and legal costs.

Peoples Gas Discussion

Most of Peoples Gas' results are recorded in the Gas Distribution segment, with other minor activity in the Midstream Services and Corporate segments. The following discussion supplements Peoples Gas information included in the Company's Gas Distribution discussion within this MD&A.

Revenues for Peoples Gas for the three-month period decreased approximately $6.5 million from the previous period mainly due to a decrease in deliveries ($55.0 million) resulting from weather that was five percent warmer than the previous period, conservation and a decrease in customer count. Partially offsetting these effects were higher realized gas prices ($45 million). Revenues for the six-month period increased approximately $20 million over the previous period resulting from higher gas prices ($90 million). Partially offsetting higher realized gas prices was a decrease in deliveries ($80 million) resulting from weather that was seven percent warmer than the previous period. Operating income for the three-and six-month periods decreased $21.7 million and $27.9 million compared with the previous periods due mainly to the effects of weather ($4.5 million and $10.9 million) and lower non-weather related deliveries ($5.0 million and $3.6 million). Also negatively impacting operating income were increases in pension expense ($3.7 million and $2.6 million), the provision for uncollectible accounts ($1.6 million and $0.5 million), and higher customer collection expenses ($0.9 million and $1.1 million). For the six-month period, operating income comparison was impacted by an adjustment to reduce municipal and state utility tax accruals ($4.1 million) recorded in the previous period.

Interest expense for the three- and six-month periods decreased $0.8 million and $1.1 million, respectively, compared with the previous periods primarily due to lower interest rates. The reduction was the result of lower interest on variable rate debt and the retirement or refinancing of higher cost bonds.

North Shore Gas Discussion

Most of North Shore Gas' results are recorded in the Gas Distribution segment, with other minor activity in the Corporate segment. The following discussion supplements North Shore Gas information included in the Company's Gas Distribution discussion within this MD&A.

Revenues for North Shore Gas for the three- and six-month periods decreased $1.5 million and $3.1 million over the previous periods resulting from a decrease in deliveries ($5.0 million and $7.0 million) due to warmer weather. Partially offsetting these effects were higher gas prices ($3.0 million and $3.0 million). Operating income for the three- and six-month periods decreased $2.8 million and $3.7 million compared with the previous periods due mainly to the effects of weather ($0.8 million and $1.6 million) and lower non-weather related deliveries. Also contributing to lower operating income was an increase in pension expense and the provision for uncollectible accounts.

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
Margin Data	March 31,		March 31,		Three Months	Six Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 445,439	$ 444,993	$ 735,383	$ 713,699	$ 446	$ 21,684
Commercial	70,777	67,941	116,141	106,810	2,836	9,331
Industrial	11,137	12,578	17,714	19,454	(1,441)	(1,740)
Total sales	527,353	525,512	869,238	839,963	1,841	29,275

Transportation
Residential	12,231	14,374	21,419	25,097	(2,143)	(3,678)
Commercial	16,274	18,412	28,267	31,435	(2,138)	(3,168)
Industrial	5,477	6,604	10,536	11,695	(1,127)	(1,159)
Contract pooling	5,263	7,010	7,422	9,532	(1,747)	(2,110)
Total transportation	39,245	46,400	67,644	77,759	(7,155)	(10,115)

Other Gas Distribution revenues	3,106	2,762	7,370	6,857	344	513

Total Gas Distribution revenues	569,704	574,674	944,252	924,579	(4,970)	19,673
Less: Gas costs	355,547	345,389	569,497	530,158	10,158	39,339
Gross margin (1)	214,157	229,285	374,755	394,421	(15,128)	(19,666)
Less: Revenue taxes	56,056	58,526	93,517	91,780	(2,470)	1,737
Environmental costs recovered	6,767	10,305	11,133	16,342	(3,538)	(5,209)
Net margin (1)	$ 151,334	$ 160,454	$ 270,105	$ 286,299	$ (9,120)	$ (16,194)

Gas Distribution deliveries (MDth):
Gas sales
Residential	47,246	51,998	78,219	85,427	(4,752)	(7,208)
Commercial	7,867	8,241	13,144	13,461	(374)	(317)
Industrial	1,299	1,619	2,104	2,641	(320)	(537)
Total gas sales	56,412	61,858	93,467	101,529	(5,446)	(8,062)

Transportation
Residential	9,259	10,313	15,659	17,412	(1,054)	(1,753)
Commercial	15,616	16,756	26,745	28,119	(1,140)	(1,374)
Industrial	6,218	7,135	11,340	12,515	(917)	(1,175)
Total transportation	31,093	34,204	53,744	58,046	(3,111)	(4,302)

Total Gas Distribution deliveries	87,505	96,062	147,211	159,575	(8,557)	(12,364)

Gross margin per Dth delivered	$ 2.45	$ 2.39	$ 2.55	$ 2.47	$ 0.06	$ 0.08

Net margin per Dth delivered	$ 1.73	$ 1.67	$ 1.83	$ 1.79	$ 0.06	$ 0.04

Average cost per Dth of gas sold	$ 6.30	$ 5.58	$ 6.09	$ 5.22	$ 0.72	$ 0.87

Actual heating degree days (HDD)	3,195	3,366	5,310	5,722	(171)	(412)
Normal heating degree days (2)	3,276	3,254	5,555	5,533

Actual heating degree days as a percent
of normal (actual/normal)	98	103	96	103

(1) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) Normal HDD are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

North Shore Gas Company
Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
Margin Data	March 31,		March 31,		Three Months	Six Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 79,709	$ 81,462	$ 130,232	$ 132,505	$ (1,753)	$ (2,273)
Commercial	13,539	13,572	21,522	22,086	(33)	(564)
Industrial	3,376	3,213	5,173	5,119	163	54
Total sales	96,624	98,247	156,927	159,710	(1,623)	(2,783)

Transportation
Residential	641	536	1,152	970	105	182
Commercial	2,309	2,254	4,095	3,879	55	216
Industrial	829	887	1,577	1,702	(58)	(125)
Contract pooling	619	507	799	1,370	112	(571)
Total transportation	4,398	4,184	7,623	7,921	214	(298)

Other Gas Distribution revenues	262	315	597	582	(53)	15

Total Gas Distribution revenues	101,284	102,746	165,147	168,213	(1,462)	(3,066)
Less: Gas costs	70,585	70,786	111,622	113,046	(201)	(1,424)
Gross margin (1)	30,699	31,960	53,525	55,167	(1,261)	(1,642)
Less: Revenue taxes	5,901	6,089	9,774	10,123	(188)	(349)
Environmental costs recovered	536	346	957	515	190	442
Net margin (1)	$ 24,262	$ 25,525	$ 42,794	$ 44,529	$ (1,263)	$ (1,735)

Gas Distribution deliveries (MDth):
Gas sales
Residential	9,532	10,449	15,774	17,176	(917)	(1,402)
Commercial	1,686	1,806	2,722	2,994	(120)	(272)
Industrial	445	452	695	734	(7)	(39)
Total gas sales	11,663	12,707	19,191	20,904	(1,044)	(1,713)

Transportation
Residential	384	336	658	571	48	87
Commercial	2,628	2,511	4,526	4,115	117	411
Industrial	1,629	1,594	3,114	3,059	35	55
Total transportation	4,641	4,441	8,298	7,745	200	553

Total Gas Distribution deliveries	16,304	17,148	27,489	28,649	(844)	(1,160)

Gross margin per Dth delivered	$ 1.88	$ 1.86	$ 1.95	$ 1.93	$ 0.02	$ 0.02

Net margin per Dth delivered	$ 1.49	$ 1.49	$ 1.56	$ 1.55	$ (0.00)	$ 0.01

Average cost per Dth of gas sold	$ 6.05	$ 5.57	$ 5.82	$ 5.41	$ 0.48	$ 0.41

Actual heating degree days (HDD)	3,195	3,366	5,310	5,722	(171)	(412)
Normal heating degree days (2)	3,276	3,254	5,555	5,533

Actual heating degree days as a percent
of normal (actual/normal)	98	103	96	103

(1) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) Normal HDD are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

Fiscal 2004 Outlook

Notwithstanding the negative impact of warmer-than-normal weather in the current periods, the Company continues to estimate fiscal 2004 earnings to be in the range of $2.70 to $2.85 per share. This range is based on several factors including operating income growth from the Company's diversified energy businesses, a return to normal weather for the rest of the fiscal year, an assumed average NYMEX price for gas of $5.20 per MMbtu, ongoing cost control measures, pension expense of approximately $10 million, and a higher average number of shares outstanding of approximately 37.3 million. The current estimate for fiscal 2004 capital spending is $180 million. (See Forward-Looking Information.)

Critical Accounting Policies

See the MD&A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, and Provision for Uncollectible Accounts. In January 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." (See Note 2 of the Notes to Consolidated Financial Statements.)

Other Matters

Accounting Standards. In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" and in December 2003, the FASB issued FIN 46R which refines FIN 46 and delays the effective implementation date to quarters ending after March 15, 2004. Under FIN 46, as amended, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company's only off-balance sheet financing is through its equity method investments, none of which qualify as a Variable Interest Entity. Adoption of FIN 46R did not significantly affect the Company's financial condition or results of operations.

The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001. These statements, in part, clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. On April 30, 2004, the FASB staff issued FAS 141-1 and FAS 142-1 which clarifies that contractual mineral rights are tangible assets. This is consistent with the Company's previous interpretation and application of SFAS Nos. 141 and 142.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

	Six Months Ended March 31,
(In Thousands)	2004	2003
Net cash provided by (used in) operating activities	$ 210,250	$204,444
Net cash provided by (used in) investing activities	$ (90,309)	$(70,167)
Net cash provided by (used in) financing activities	$ (74,140)	$(81,322)

Cash provided by operating activities increased for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003, primarily due to favorable net changes to working capital that were partially offset by lower net income. The increase in net cash used in investing activities was due to increased capital spending in the Oil and Gas Production segment. The net cash used in financing activities for the current period as compared to the prior period decreased modestly primarily due to an increase in proceeds from the issuance of common stock, an increase in the issuance of long-term debt, and lower retirements of commercial paper in the current fiscal year. These effects were partially offset by a higher retirement of adjustable-rate bonds classified as short-term debt as compared to the prior period.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at March 31, 2004 increased $234 million as compared to September 30, 2003 primarily due to the seasonal increase in the Gas Distribution and Retail Energy Services segments', customer accounts receivables, additional capital investment in the Oil and Gas Production segment, unrealized hedging gains and increased cash and cash equivalents. These items were offset, in part, by normal seasonal use of gas inventory. The Company's increase in current liabilities was driven primarily by seasonal items including an inventory replenishment liability, revenue tax and income tax accruals and accounts payable. The Company's capitalization increased as a result of refinancing a portion of short-term debt with long-term debt, fiscal year-to-date earnings, net of dividends declared, and common stock issued through the continuous equity program, dividend reinvestments and long-term incentive compensation plans.

Total assets at March 31, 2004 increased $56 million compared to March 31, 2003 reflecting the Company's continued capital investment in its Gas Distribution and Oil and Gas Production segments. The Company's inventory increase can be attributed to higher gas prices and higher inventory volume in the Gas Distribution, Midstream Services and Retail Energy Services segments. Offsetting these increases were lower customer accounts receivable balances as a result of the Company's continuing collection efforts. Long-term assets, long-term liabilities and accumulated other comprehensive income (AOCI) were affected by a pension adjustment recorded in September 2003 caused by lower discount rates and returns on pension assets. The Company's capitalization increased as a result of refinancing a portion of short-term debt with long-term debt and ongoing common stock issuances through the continuous equity program, dividend reinvestments and long-term incentive compensation plans.

Changes in Debt Securities

There were no changes to the Company's debt securities during the second quarter of fiscal 2004. The following table summarizes the changes that have occurred in the composition of the Company's debt during the current fiscal year.

(Dollars In Millions)	Issuances			Retirements
Peoples Gas	$ 51.0	(1)	Auction Rate 34-year,	$ 27.0	(1)(3)	Variable rate, Series EE
			Series OO (2)	37.5	(1)(3)	Variable rate, Series II
	51.0	(1)	Auction Rate 34-year,	37.5	(1)(3)	Variable rate, Series JJ
			Series PP (2)	75.0	(1)	5.75%, Series DD
	75.0	(1)	Variable rate, 35-year (4.875%
			fixed 15 years), Series QQ
Total	$177.0			$177.0

(1) Tax Exempt
(2) Current Mode Auction Rate 35-day period
(3) Classified as short-term debt

Financial Sources

In addition to cash generated internally by operations, as of March 31, 2004, the Company has credit facilities of $432.5 million (Peoples Energy, $225.0 million; Peoples Gas, $207.5 million, of which $37.0 million may be utilized by North Shore Gas). Peoples Gas' facilities include a seasonal supplemental line of $40.0 million for the winter months. During the second quarter, Peoples Energy replaced $150.0 million of 3-year and 364-day credit facilities, as well as $50.0 million of supplemental seasonal lines, with $225.0 million of 3-year credit facilities that expire in March 2007. These various facilities primarily support the Company's ability to borrow using commercial paper. As of March 31, 2004, all of Peoples Energy's $225.0 million facilities were available and $206.9 million of the $207.5 million Peoples Gas and North Shore Gas facilities were available. The Company's credit facilities generally contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65 percent. The current debt-to-total capital ratio for the Company, Peoples Gas and North Shore Gas is 50 percent, 43 percent and 39 percent, respectively. As of March 31, 2004, neither Peoples Gas nor North Shore Gas had any loans outstanding from Peoples Energy.

The current credit ratings for the Company, Peoples Gas and North Shore Gas have not changed since the filing of the September 30, 2003 Annual Report on Form 10-K.

Changes in Equity Securities

During fiscal 2003 the Company filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. Since inception of this plan, the Company has issued 1,235,700 shares with proceeds, net of issuance costs, totaling $47.9 million. No shares have been issued subsequent to March 31, 2004. This and other common stock activity is summarized in the table below.

	Three Months Ended		Six Months Ended
	March 2004 vs. December 2003		March 2004 vs. September 2003
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars
Shares outstanding - beginning of period	36,985,080	$ 357,626	36,689,968	$ 346,545
Shares issued:
Employee Stock Purchase Plan	-	-	6,307	229
Long-Term Incentive Compensation
Plan - net	239,734	9,208	297,131	10,553
Continuous equity offerings	208,500	8,517	377,400	15,458
Directors Deferred Compensation Plan	766	32	766	32
Direct Purchase and Investment Plan	68,345	2,914	130,853	5,480
Total activity for the period	517,345	20,671	812,457	31,752

Shares outstanding - end of period	37,502,425	$ 378,297	37,502,425	$ 378,297

Financial Uses

Capital Spending. In the six-month period ended March 31, 2004, the Company spent $111.5 million on capital projects. The Gas Distribution segment spent $35.9 million on property, plant and equipment of which $31.4 million was spent by Peoples Gas and $4.5 million was spent by North Shore Gas. The majority of the remaining $75.6 million was spent by the Oil and Gas Production segment, which spent $73.1 million on the acquisition of reserves, drilling projects and the exploitation of the acquired and existing assets. Management currently estimates that capital spending for fiscal 2004 will total approximately $180 million. Expenditures in the Oil and Gas Production segment are expected to total $85 million to $90 million. Most of the remaining balance of the Company's total capital expenditures for fiscal year 2004 is targeted for the Gas Distribution segment.

Dividends. On February 4, 2004, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock from 53 cents per share to 54 cents per share. The first payment at this new level was made on April 15, 2004 to shareholders of record at the close of business on March 22, 2004.

Commitments and Contingencies

The Company has certain contractual obligations directly related to the Company's operations and unconsolidated equity investees. The majority of these are long-term debt related with other substantial commitments for gas supply, transportation and storage contracts.

Contractual Obligations and Other Commitments. Since the filing of the September 30, 2003 Annual Report on Form 10-K there have been no significant changes to contractual obligations.

Off-balance Sheet Financing. Off-balance sheet debt at March 31, 2004 and 2003, respectively, consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples District Energy Company (Trigen-Peoples) ($15.2 million and $15.5 million), EnerVest Energy, L.P. ($2.7 million and $2.7 million) and Elwood ($184.0 million and $191.1 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $50.4 million in guarantees and $7.1 million in letters of credit at March 31, 2004 in support of its unconsolidated equity investments' operations.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 5 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for environmental costs associated with a former mineral processing site in Denver, Colorado. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 5 of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings and Related Matters. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2003, 2002 and 2001 costs are currently pending before the Commission. In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas reconciliation proceedings. (See Note 6 of the Notes to Consolidated Financial Statements.)

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 2004, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $86.4 million.

Peoples District Energy Corporation owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential Insurance Company of America related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At March 31, 2004, the partners' capital account was $7.6 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters starting with the most recent quarter were 2.09 to 1.0, 1.72 to 1.0, 1.90 to 1.0, and 1.85 to 1.0.

Peoples Energy Resources Company, LLC owns a 50 percent equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions, unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 5, 2004, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.55 to 1.0.

FORWARD-LOOKING INFORMATION

This MD&A contains statements that may be considered forward-looking, such as: management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases;
  the future health of the United States and Illinois economies;
  the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts and interest expense;
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
  operational factors affecting the Company's Gas Distribution, Oil and Gas Production and Power Generation segments;
  Aquila's financial ability to perform under its power sales agreements with Elwood;
  drilling risks and the inherent uncertainty of oil and gas reserve estimates;
  weather and price effects on energy demand; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail in Item 1 - Business and Item 7 - MD&A, in the combined Annual Report on Form 10-K most recently filed with the SEC by the Company, Peoples Gas and North Shore Gas. All forward-looking statements included in this MD&A are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are reported under Note 2 of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures

The Company, Peoples Gas and North Shore Gas maintain disclosure controls and procedures (as defined in Rule 13a-15e of the Securities Exchange Act of 1934, as amended) which are designed to ensure that information required to be disclosed by the Company, Peoples Gas and North Shore Gas in the reports that are submitted or filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Thomas M. Patrick, principal executive officer and Thomas A. Nardi, principal financial officer of the Company, Peoples Gas and North Shore Gas, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Messrs. Patrick and Nardi have concluded that the disclosure controls and procedures are effective.

During the period covered by this report, there was no change in the companies' internal control over financial reporting identified in connection with the evaluation of the disclosure controls and procedures that has materially affected, or is reasonably likely to materially affect, the companies' internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

See Note 5 of the Notes to Consolidated Financial Statements - Environmental Matters for a discussion pertaining to environmental matters and Note 6 of the Notes to Consolidated Financial Statements - Recovery of Gas Costs pertaining to proceedings at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas, which notes are incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders

Peoples Energy Corporation:

a.	Peoples Energy held its Annual Meeting of Shareholders on February 27, 2004.

b.	The following matters were voted upon at the Annual Meeting of Shareholders.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The Inspectors of Election certified the following vote tabulations:

	FOR	WITHHELD
James R. Boris . . . . . . . . . . . . . . .	30,329,010	1,284,450
William J. Brodsky . . . . . . . . . . .	30,329,985	1,291,073
Pastora San Juan Cafferty . . . . . .	30,286,823	1,326,253
John W. Higgins . . . . . . . . . . . . . . .	30,339,974	1,284,440
Dipak C. Jain . . . . . . . . . . . . . . . . .	28,333,179	3,272,886
Michael E. Lavin . . . . . . . . . . . . . .	30,578,106	1,032,083
Homer J. Livingston, Jr. . . . . . . . .	30,434,581	1,182,452
Thomas M. Patrick . . . . . . . . . . . .	30,719,530	900,263
Richard P. Toft . . . . . . . . . . . . . . .	30,719,516	896,449
Arthur R. Velasquez . . .. . . . . . . .	30,291,626	1,319,376

	2.	A proposal to approve the 2004 Incentive Compensation Plan was approved. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
20,739,783	3,246,540	765,475	6,862,587

Item 5. Other Information

None.
Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Company, effective February 26, 2004.

3(b)	By-Laws of the Company, as amended, effective February 26, 2004.

10(a)	The Company's 2004 Incentive Compensation Plan, effective February 27, 2004.

10(b)	Credit Agreement dated March 8, 2004 among the Company, ABN Amro Bank N.V., as Agent and the financial institutions party thereto.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed or furnished during the quarter ended March 31, 2004

Date of Report - January 23, 2004
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Press Release

Date of Report - January 27, 2004
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Conference Call Script

Date of Report - January 27, 2004
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

b. Reports on Form 8-K filed during the quarter ended March 31, 2004

None.

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended March 31, 2004

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

May 7, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

May 7, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

May 7, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer