Form 10-Q
period 2004-06-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2004-08-10
CIK 77388, 110101, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [x] No [ ]
The Peoples Gas Light and Coke Company	Yes [ ] No [x]
North Shore Gas Company	Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (July 31, 2004):

Peoples Energy Corporation	Common Stock, no par value, 37,630,892 shares outstanding
The Peoples Gas Light and Coke Company	Common Stock, no par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)
North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

Part I - Financial Information

Item 1. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(In Thousands, Except Per-Share Amounts)
Revenues	$ 401,137	$ 398,147	$ 1,933,042	$ 1,851,092

Operating Expenses:
Cost of energy sold	247,146	238,092	1,260,197	1,165,829
Operation and maintenance	83,739	84,058	270,106	261,570
Depreciation, depletion and amortization	29,749	27,658	89,641	83,135
Taxes, other than income taxes	29,761	27,729	148,508	144,835
Gains on property sales	(1,476)	-	(1,476)	-
Total Operating Expenses	388,919	377,537	1,766,976	1,655,369

Equity investment income (loss)	4,866	3,811	6,110	3,545

Operating Income	17,084	24,421	172,176	199,268

Other income and expense - net	918	661	2,299	1,751

Interest expense	11,758	12,004	36,420	37,376

Income Before Income Taxes	6,244	13,078	138,055	163,643

Income tax expense	621	5,065	46,178	61,148

Net Income	$ 5,623	$ 8,013	$ 91,877	$ 102,495

Average Shares of Common Stock Outstanding
Basic	37,549	36,265	37,212	35,867
Diluted	37,722	36,435	37,393	35,999

Earnings Per Share of Common Stock
Basic	$ 0.15	$ 0.22	$ 2.47	$ 2.86
Diluted	$ 0.15	$ 0.22	$ 2.46	$ 2.85

Dividends Declared Per Share	$ 0.54	$ 0.53	$ 1.61	$ 1.58

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
(In Thousands)	2004	2003	2003
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,600,526	$ 2,552,464	$ 2,532,654
Oil and gas	473,067	391,135	372,238
Other	20,450	18,357	17,092
Total property, plant and equipment	3,094,043	2,961,956	2,921,984
Less - Accumulated depreciation, depletion and amortization	1,201,012	1,123,783	1,103,946
Net property, plant and equipment	1,893,031	1,838,173	1,818,038
Investment in equity investees	130,950	142,142	137,216
Other investments	23,847	21,768	20,112
Total Capital Investments - Net	2,047,828	2,002,083	1,975,366

CURRENT ASSETS:
Cash and cash equivalents	75,900	13,648	52,007
Deposits with broker or trustee	15,493	19,361	18,368
Receivables -
Customers, net of reserve for uncollectible accounts
of $31,267, $33,185, and $33,318, respectively	267,880	212,901	313,455
Other	31,447	9,036	24,549
Materials and supplies, at average cost	10,083	9,754	9,841
Gas in storage	98,010	165,583	78,430
Gas costs recoverable through rate adjustments	21,878	22,665	32,319
Regulatory assets of utility subsidiaries	26,307	27,279	4,914
Other	14,701	9,917	8,387
Total Current Assets	561,699	490,144	542,270

OTHER ASSETS:
Prepaid pension costs	184,059	186,961	189,763
Noncurrent regulatory assets of utility subsidiaries	187,261	181,223	187,204
Deferred charges and other	74,143	68,127	41,639
Total Other Assets	445,463	436,311	418,606

Total Assets	$ 3,054,990	$ 2,928,538	$ 2,936,242

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
(In Thousands, Except Shares)	2004	2003	2003
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 37,826,054, 36,936,068 and
36,863,602 shares, respectively	$ 381,864	$ 346,545	$ 343,430
Treasury stock - 243,100, 246,100 and 246,100 shares, respectively	(6,677)	(6,760)	(6,760)
Retained earnings	581,756	549,969	567,976
Accumulated other comprehensive loss	(66,390)	(41,755)	(28,988)
Total Common Stockholders' Equity	890,553	847,999	875,658

Long-term debt, exclusive of maturities due within one
year and adjustable-rate bonds classified as short-term debt	846,330	744,345	744,345
Total Capitalization	1,736,883	1,592,344	1,620,003

CURRENT LIABILITIES:
Commercial paper	-	55,949	-
Adjustable-rate bonds classified as short-term debt	50,000	152,000	152,000
Accounts payable	187,356	148,769	184,409
Accrued taxes	51,726	45,730	76,067
Other accrued liabilities	134,328	98,870	97,846
Regulatory liabilities of utility subsidiaries	17,502	-	24,246
Dividends payable	20,293	19,446	19,407
Customer deposits	28,619	26,369	23,833
Customer credit balances	26,820	48,402	25,089
Gas costs refundable through rate adjustments	29	5,039	5,967
Temporary LIFO liquidation credit	50,539	-	47,916
Total Current Liabilities	567,212	600,574	656,780

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	401,829	407,835	387,176
Investment tax credits	26,818	27,642	27,741
Environmental, pension and other	322,248	300,143	244,542
Total Deferred Credits and Other Liabilities	750,895	735,620	659,459

Total Capitalization and Liabilities	$ 3,054,990	$ 2,928,538	$ 2,936,242

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
(In Thousands)	2004	2003
Operating Activities:
Net income	$ 91,877	$ 102,495
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	93,765	86,816
Deferred income taxes and investment tax credits - net	9,106	14,645
Change in environmental, pension and other liabilities	6,475	31,008
Change in undistributed earnings from equity investments	(383)	10,497
Other changes in noncurrent operating activities	(24,328)	(46,952)
Changes in current assets and liabilities:
Receivables - net	(77,390)	(114,424)
Gas in storage	67,573	11,138
Gas costs recoverable/refundable through rate adjustments	(4,223)	(16,162)
Net regulatory assets/liabilities of utility subsidiaries	18,474	7,630
Payables and other accrued liabilities	49,132	98,083
Accrued taxes	5,996	28,784
Temporary LIFO liquidation credit	50,539	47,916
Other	(24,446)	(23,799)
Net Cash Provided by Operating Activities	262,167	237,675

Investing Activities:
Capital spending	(144,855)	(133,326)
Return of capital investments	11,576	7,134
Decrease in deposits with broker or trustee	3,868	10,277
Proceeds from the sale of assets	1,250	-
Other	(73)	(1,721)
Net Cash Used in Investing Activities	(128,234)	(117,636)

Financing Activities:
Proceeds from (payment of) overdrafts	14,045	(21,632)
Retirement of commercial paper	(55,949)	(85,871)
Retirement of short-term debt	(102,000)	(140,000)
Issuance of long-term debt	177,000	265,000
Retirement of long-term debt	(75,015)	(74,669)
Long-term debt issuance/retirement costs	(5,954)	(2,037)
Issuance of common/treasury stock	35,402	41,731
Dividends paid on common stock	(59,210)	(55,987)
Net Cash Used in Financing Activities	(71,681)	(73,465)

Net Increase in Cash and Cash Equivalents	62,252	46,574
Cash and Cash Equivalents at Beginning of Period	13,648	5,433
Cash and Cash Equivalents at End of Period	$ 75,900	$ 52,007

Supplemental Information:
Income taxes paid	$ 12,149	$ 10,973
Interest paid	$ 31,281	$ 31,545

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(In Thousands)
Revenues	$ 202,279	$ 228,429	$ 1,150,188	$ 1,159,241

Operating Expenses:
Gas costs	98,929	115,317	668,426	645,474
Operation and maintenance	58,528	61,322	197,235	196,191
Depreciation and amortization	15,694	15,136	46,055	44,882
Taxes, other than income taxes	23,237	20,920	124,716	121,224
Gains on property sales	(111)	-	(111)	-
Total Operating Expenses	196,277	212,695	1,036,321	1,007,771

Operating Income	6,002	15,734	113,867	151,470

Other income and expense - net	767	500	2,022	1,647

Interest expense	4,934	5,311	15,601	17,115

Income Before Income Taxes	1,835	10,923	100,288	136,002

Income tax expense (credit)	(618)	4,370	36,774	51,458

Net Income	$ 2,453	$ 6,553	$ 63,514	$ 84,544

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2004	2003	2003
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,246,808	$ 2,203,842	$ 2,185,851
Less - Accumulated depreciation and amortization	894,146	858,838	850,595
Net property, plant and equipment	1,352,662	1,345,004	1,335,256
Other investments	2,012	1,969	2,381
Total Capital Investments - Net	1,354,674	1,346,973	1,337,637

CURRENT ASSETS:
Cash and cash equivalents	45,960	-	8,620
Deposits with broker or trustee	772	11,080	10,158
Receivables -
Customers, net of reserve for uncollectible accounts
of $27,423, $29,207 and $29,454, respectively	163,369	131,248	206,540
Intercompany receivables	29,447	27,094	27,452
Other	3,417	2,971	4,082
Materials and supplies, at average cost	8,874	8,404	8,571
Gas in storage, at last-in, first-out cost	40,196	111,992	36,847
Gas costs recoverable through rate adjustments	18,082	22,341	32,308
Regulatory assets	24,372	23,223	3,916
Other	4,238	3,456	2,517
Total Current Assets	338,727	341,809	341,011

OTHER ASSETS:
Prepaid pension costs	176,122	178,003	189,764
Noncurrent regulatory assets	149,363	141,987	148,113
Deferred charges and other	48,546	47,073	29,569
Total Other Assets	374,031	367,063	367,446

Total Assets	$ 2,067,432	$ 2,055,845	$ 2,046,094

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2004	2003	2003
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	499,830	482,228	503,014
Accumulated other comprehensive loss	(21,019)	(21,052)	(911)
Total Common Stockholder's Equity	644,118	626,483	667,410

Long-term debt, exclusive of maturities due within one
year and adjustable-rate bonds classified as short-term debt	452,000	350,000	350,000
Total Capitalization	1,096,118	976,483	1,017,410

CURRENT LIABILITIES:
Commercial paper	-	55,949	-
Other short-term debt	50,000	176,400	152,000
Accounts payable	91,457	83,409	89,427
Accrued taxes	58,209	29,421	70,888
Other accrued liabilities	54,161	43,892	38,550
Intercompany payables	17,805	45,720	25,267
Regulatory liabilities	14,758	-	20,908
Dividends payable	13,200	-	17,400
Customer deposits	26,546	24,470	22,237
Customer credit balances	21,741	39,728	21,587
Gas costs refundable through rate adjustments	29	28	2,285
Temporary LIFO liquidation credit	36,227	-	32,386
Total Current Liabilities	384,133	499,017	492,935

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	355,862	355,160	353,892
Investment tax credits	23,892	24,634	24,718
Environmental, pension and other	207,427	200,551	157,139
Total Deferred Credits and Other Liabilities	587,181	580,345	535,749

Total Capitalization and Liabilities	$ 2,067,432	$ 2,055,845	$ 2,046,094

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2004	2003
(In Thousands)
Operating Activities:
Net income	$ 63,514	$ 84,544
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	49,607	48,160
Deferred income taxes and investment tax credits - net	(1,558)	4,516
Change in environmental, pension and other liabilities	8,394	10,222
Other changes in noncurrent operating activities	(1,538)	(20,288)
Changes in current assets and liabilities:
Receivables - net	(34,920)	(85,289)
Gas in storage	71,796	28,517
Gas costs recoverable/refundable through rate adjustments	4,260	(22,993)
Net regulatory assets/liabilities	13,609	9,976
Payables and other accrued liabilities	(22,327)	50,957
Accrued taxes	28,788	33,078
Temporary LIFO liquidation credit	36,227	32,386
Other	(17,166)	(17,329)
Net Cash Provided by Operating Activities	198,686	156,457

Investing Activities:
Capital spending	(46,249)	(46,555)
Decrease in deposits with broker or trustee	10,308	11,644
Other	(81)	-
Net Cash Used in Investing Activities	(36,022)	(34,911)

Financing Activities:
Proceeds from (payment of) overdrafts	2,168	(16,277)
Retirement of commercial paper	(55,949)	(82,671)
Retirement of short-term debt	(126,400)	(140,475)
Issuance of long-term debt	177,000	225,000
Retirement of long-term debt	(75,000)	(50,000)
Long-term debt issuance/retirement costs	(5,923)	(1,391)
Dividends paid on common stock	(32,600)	(47,112)
Net Cash Used in Financing Activities	(116,704)	(112,926)

Net Increase in Cash and Cash Equivalents	45,960	8,620
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ 45,960	$ 8,620

Supplemental Information:
Income taxes paid	$ 5,932	$ 3,771
Interest paid	$ 15,923	$ 16,194

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(In Thousands)
Revenues	$ 33,678	$ 40,313	$ 198,825	$ 208,526

Operating Expenses:
Gas costs	19,707	24,871	131,330	137,917
Operation and maintenance	8,300	8,132	26,637	24,048
Depreciation	1,784	1,769	5,386	5,284
Taxes, other than income taxes	2,840	2,952	13,735	14,266
Gains on property sales	(1,130)	-	(1,130)	-
Total Operating Expenses	31,501	37,724	175,958	181,515

Operating Income	2,177	2,589	22,867	27,011

Other income and expense - net	82	77	130	(85)

Interest expense	911	825	2,776	2,688

Income Before Income Taxes	1,348	1,841	20,221	24,238

Income tax expense	427	982	7,489	9,379

Net Income	$ 921	$ 859	$ 12,732	$ 14,859

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2004	2003	2003
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 353,718	$ 348,622	$ 346,803
Less - Accumulated depreciation	140,625	136,299	135,809
Net property, plant and equipment	213,093	212,323	210,994

CURRENT ASSETS:
Cash and cash equivalents	20,747	12,108	29,839
Deposits with broker or trustee	813	2,766	2,274
Receivables -
Customers, net of reserve for uncollectible
accounts of $1,024, $1,012 and $1,107, respectively	29,221	16,090	25,829
Intercompany receivables	4,529	1,466	2,668
Other	1,622	800	762
Materials and supplies, at average cost	1,209	1,351	1,270
Gas in storage, at last-in, first-out cost	5,856	9,442	4,481
Gas costs recoverable through rate adjustments	3,796	323	11
Regulatory assets	1,935	4,055	999
Other	517	202	330
Total Current Assets	70,245	48,603	68,463

OTHER ASSETS:
Noncurrent regulatory assets	37,898	39,236	39,091
Deferred charges and other	3,208	3,980	2,775
Total Other Assets	41,106	43,216	41,866

Total Assets	$ 324,444	$ 304,142	$ 321,323

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2004	2003	2003
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	84,813	80,882	83,985
Accumulated other comprehensive loss	(2,260)	(2,278)	(224)
Total Common Stockholder's Equity	107,310	103,361	108,518

Long-term debt, exclusive of maturities due within one year	69,330	69,345	69,345
Total Capitalization	176,640	172,706	177,863

CURRENT LIABILITIES:
Accounts payable	15,760	13,202	14,918
Accrued taxes	6,500	315	8,885
Other accrued liabilities	4,431	5,143	4,200
Intercompany payables	4,252	10,060	1,825
Regulatory liabilities	2,744	-	3,338
Dividends payable	2,500	-	3,700
Customer deposits	2,073	1,899	1,596
Customer credit balances	4,186	6,963	3,441
Gas costs refundable through rate adjustments	-	5,011	3,682
Temporary LIFO liquidation credit	14,312	-	15,529
Total Current Liabilities	56,758	42,593	61,114

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	32,275	31,126	30,063
Investment tax credits	2,926	3,008	3,023
Environmental, pension and other	55,845	54,709	49,260
Total Deferred Credits and Other Liabilities	91,046	88,843	82,346

Total Capitalization and Liabilities	$ 324,444	$ 304,142	$ 321,323

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2004	2003
(In Thousands)
Operating Activities:
Net income	$ 12,732	$ 14,859
Adjustments to reconcile net income to cash provided by operations:
Depreciation	5,958	5,682
Deferred income taxes and investment tax credits - net	1,874	1,967
Change in environmental, pension and other liabilities	329	9,597
Other changes in noncurrent operating activities	973	(10,221)
Changes in current assets and liabilities:
Receivables - net	(17,016)	(9,502)
Gas in storage	3,586	5,048
Gas costs recoverable/refundable through rate adjustments	(8,484)	6,831
Net regulatory assets/liabilities	4,864	(2,347)
Payables and other accrued liabilities	(4,230)	3,976
Accrued taxes	6,185	6,684
Temporary LIFO liquidation credit	14,312	15,529
Other	(2,777)	(5,576)
Net Cash Provided by Operating Activities	18,306	42,527

Investing Activities:
Capital spending	(6,781)	(5,700)
Decrease in deposits with broker or trustee	1,953	2,788
Proceeds from the sale of assets	1,250	-
Other	(42)	-
Net Cash Used in Investing Activities	(3,620)	(2,912)

Financing Activities:
Proceeds from (payment of) overdrafts	268	(2,997)
Issuance of short-term debt	-	(17,210)
Issuance of long-term debt	-	40,000
Retirement of long-term debt	(15)	(24,669)
Dividends paid on common stock	(6,300)	(4,900)
Net Cash Used in Financing Activities	(6,047)	(9,776)

Net Increase in Cash and Cash Equivalents	8,639	29,839
Cash and Cash Equivalents at Beginning of Period	12,108	-
Cash and Cash Equivalents at End of Period	$ 20,747	$ 29,839

Supplemental Information:
Income taxes paid	$ 254	$ 302
Interest paid	$ 3,436	$ 3,743

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas in Storage

Peoples Gas' and North Shore Gas' inventories are carried at cost on a last-in, first-out (LIFO) method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, the Company expects interim reductions in LIFO layers to be replenished by the fiscal year end.

Stock Compensation Plans

A new compensation plan, the 2004 Incentive Compensation Plan (2004 Plan) was approved by shareholders at the Company's annual meeting held on February 27, 2004. The 2004 Plan is comprised of two sub-plans, the Long-Term Plan and the Short-Term Plan. The adoption of the 2004 Plan effectively replaces the Company's Long-Term Incentive Compensation Plan (LTIC Plan) and Short-Term Incentive Compensation Plan. The 2004 Plan does not provide for the grant of stock options. No expense has been accrued with respect to performance shares awarded under the 2004 Plan based upon current estimates of Company performance.

As allowed under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123," the Company has chosen to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under the superceded LTIC Plan and the Directors Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). No options were granted in the nine-month period ended June 30, 2004. There were 426,900 options granted in the nine-month period ended June 30, 2003. There were 13,244 shares and 12,926 shares sold through the ESPP in the nine-month periods ended June 30, 2004 and 2003, respectively.

Stock-based employee compensation cost relative to stock appreciation rights, restricted stock awards and directors fees paid in stock included in reported net income for the three- and nine-month periods ended June 30, 2004 totaled $0.1 million and $1.5 million, respectively. Stock-based employee compensation cost included in reported net income for the three- and nine-month periods ended June 30, 2003 totaled $2.9 million and $5.4 million, respectively. Had compensation cost for stock options and shares issued under the superceded LTIC Plan, DSOP and ESPP been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands, Except Per-Share Amounts)	2004	2003	2004	2003
Net income as reported	$ 5,623	$ 8,013	$ 91,877	$ 102,495
Pro forma effects of LTIC, DSOP and ESPP
compensation expense under SFAS No. 123	17	227	29	672
Pro forma net income	$ 5,606	$ 7,786	$ 91,848	$ 101,823
Earnings per average common share:
Basic	$ 0.15	$ 0.22	$ 2.47	$ 2.86
Diluted	0.15	0.22	2.46	2.85
Pro forma basic	0.15	0.22	2.47	2.84
Pro forma diluted	0.15	0.21	2.46	2.83

For the three and nine months ended June 30, 2004, all outstanding options were included in the computation of diluted earnings per share. For the three and nine months ended June 30, 2003, options to purchase 470,300 shares and 580,900 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive.

The following table summarizes the assumptions used to calculate the fair value of each option grant. The pro forma disclosures are based upon recognizing expense over the vesting period of the options, the longest of which is 12 months. There was no pro forma effect for the three months ended June 30, 2004 as all outstanding options had vested prior to that period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected volatility	N/A	25.84%	25.90%	25.80%
Dividend yield	N/A	4.9%	5.1%	4.9%
Risk-free interest rate	N/A	2.09%	2.47%	2.13%
Expected lives (years)	N/A	3	3	3
Weighted average fair value	N/A	$ 3.34	$ 3.83	$ 3.37

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options.

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by changes in the market place. These instruments are designated cash flow hedges, which allow for the unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. The Company has also used cash flow hedges to reduce interest rate risk associated with debt refinancing activities. Realized gains and losses from cash flow hedges are recorded in the income statement in the same month the related physical sales and purchases and interest expense is recorded.

The following table summarizes selected information related to cash flow hedges included in the Consolidated Income Statement and Balance Sheet through June 30, 2004.

		Interest	Partnership
(In Thousands)	Commodities	Rate	Transactions	Total
Portion of after tax gains (losses) on hedging instruments determined to be ineffective and included in net income during the
nine months ended June 30, 2004	$ (422)	$ -	$ -	$ (422)
Accumulated other comprehensive income (loss) after tax at
June 30, 2004	$ (37,659)	$ (579)	$ (4,207)	$(42,445)
Portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next 12 months based on
prices at June 30, 2004	$ (25,003)	$ (131)	N/A	$(25,134)
Maximum term	39 months	106 months

The maturities of the open cash flow hedges are summarized in the table below. All valuations are based on New York Mercantile Exchange (NYMEX) closing prices at June 30, 2004.

Cash Flow Hedges
Value by Year of Maturity

		Less than	1 to 2	2 to 3	3 to 4
(In Thousands)	Total	1 Year	Years	Years	Years
Gain (loss) at June 30, 2004	$(64,040)	$(39,351)	$(21,046)	$ (4,024)	$ 381
Loss at June 30, 2003	$(41,773)	$(22,567)	$(11,786)	$ (5,638)	$ (1,782)

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply cost. Since the utilities do not bear the price risk associated with future gas supply purchases, any associated derivative activity will not qualify for hedge accounting and therefore must be mark to market. SFAS No. 71 allows any of these derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas. The following table summarizes this activity and other derivative instruments that are not hedges and are recorded on a mark-to-market basis. All amounts are expected to be settled during the next 12 months.

	June 30,
(In Thousands)	2004	2003
Peoples Gas mark-to-market asset	$ 14,758	$ 20,859
North Shore Gas mark-to-market asset	2,744	3,329
Other mark-to-market asset (liability)	128	(100)
Total	$ 17,630	$ 24,088

Fair Value Hedges. A small portion of the Company's financial hedges are used to protect the value of gas in storage and are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the inventory hedged are recorded in the income statement.

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during the nine months ended June 30, 2004 and 2003.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2004	2003	2004	2003	2004	2003
Gain (loss) on contracts outstanding at 10/01/2003	$(26,571)	$(35,029)	$ (65)	$ (3)	$ 13,691	$ 37,065
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(17,291)	(8,410)	2	95	3,853	19,639
Plus: Gain (loss) on new contracts entered into during the
period and outstanding at end of period	(24,992)	1,220	157	102	14,320	(2,937)
Plus: Other gain (loss)	(29,768)	(16,374)	38	98	(6,528)	9,599
Gain (loss) on contracts outstanding at 06/30/2004	$ (64,040)	$ (41,773)	$ 128	$ 102	$ 17,630	$ 24,088

Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue is summarized below.

	June 30,
(In Thousands)	2004	2003
Peoples Gas	$ 15,516	$ 21,131
North Shore Gas	3,666	3,799
Peoples Energy Services	15,701	11,190
Consolidated Peoples Energy	$ 34,883	$ 36,120

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utility Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis. The billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount representing the expected cash payment of the taxes is included in taxes, other than income taxes on the income statement. Revenue tax amounts included in utility revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2004	2003	2004	2003
Peoples Gas	$ 18,997	$ 21,975	$ 112,855	$117,284
North Shore Gas	1,711	2,053	10,969	11,608
Consolidated Peoples Energy	$ 20,708	$ 24,028	$ 123,824	$128,892

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

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $19.8 million and $0.7 million as of June 30, 2004 and 2003, respectively. For Peoples Gas, the amounts in accounts payable at June 30, 2004 and 2003 were $7.7 million and $0.5 million, respectively. North Shore Gas' amount in accounts payable at June 30, 2004 and 2003 was immaterial.

Recent Accounting Pronouncements

Under Financial Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," as amended, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company's only off-balance sheet financing is through its equity method investments, none of which qualify as a Variable Interest Entity. Adoption of FIN 46R did not affect the Company's financial condition or results of operations.

On October 16, 2003, the FASB posted FASB Staff Position (FSP) No. 150-2, "Accounting for Mandatorily Redeemable Shares Requiring Redemption by Payment of an Amount That Differs from the Book Value of Those Shares, under FASB Statement No. 150." Under SFAS No. 150, the investment in Southeast Chicago Energy Project, LLC was deemed to be a mandatorily redeemable investment and the Company's equity in the partnership was reclassified to long-term liabilities on the partnership books. The change on the partnership books has no effect the Company's reporting its results using the equity method investment.

In December 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Medicare Act) was signed into law. The Company has a postretirement health care plan that may be affected by the Medicare Act. Initially, the FASB issued FSP No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in January 2004, to permit companies to elect a deferral of the accounting until additional guidance could be provided. In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" to provide the additional accounting guidance. However, for the Company to make an accurate determination of any potential impact from the Medicare Act, additional guidance is still required from the U.S. Department of Health and Human Services to define terms like "Medicare Equivalent." The effective date for FSP No. 106-2 is the quarter ended September 30, 2004. The Company has elected to defer any potential accounting impact. At this time, the Company cannot determine what effect, if any, the Medicare Act will have on the financial position or results of operations of the Company.

The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001. These statements, in part, clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. On April 30, 2004, the FASB staff issued FSP Nos. 141-1 and 142-1, which clarify that contractual mineral rights are tangible assets. This is consistent with the Company's previous interpretation and application of SFAS Nos. 141 and 142.

SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, and requires new disclosures in interim financial statements. The required information should be provided separately for pension plans and for other postretirement benefit plans. The interim disclosures were adopted in the second quarter of fiscal 2004. The annual requirements will be adopted for the fiscal year ended September 30, 2004.

3. BUSINESS SEGMENTS

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Financial data by business segment is presented below.

					Retail		Corporate
	Gas	Oil and Gas	Power	Midstream	Energy		and
(In Thousands)	Distribution	Production	Generation	Services	Services	Other	Adjustments	Total
Three Months Ended June 30, 2004
Revenues	$ 234,611	$ 30,523	$ -	$ 83,506	$ 62,913	$ 36	$ (10,452)	$ 401,137
Depreciation, depletion and amortization	17,478	11,550	32	112	452	4	121	29,749
Equity investment income (loss)	-	1,725	3,091	-	-	50	-	4,866
Operating income (loss)	11,261	7,390	1,695	835	833	(116)	(4,814)	17,084
Segment capital assets - net	1,565,755	315,137	10,466	6,092	7,398	960	2,035	1,907,843
Investments in equity investees	-	19,807	107,469	-	-	3,674	-	130,950
Capital spending	17,133	13,918	1,517	4	481	-	260	33,313
Three Months Ended June 30, 2003
Revenues	$ 267,031	$ 27,988	$ -	$ 58,859	$ 50,372	$ 70	$ (6,173)	$ 398,147
Depreciation, depletion and amortization	16,905	10,759	32	106	(171)	4	23	27,658
Equity investment income (loss)	-	722	2,900	-	-	189	-	3,811
Operating income (loss)	19,121	10,168	1,704	(800)	792	(79)	(6,485)	24,421
Segment capital assets - net	1,546,250	261,097	7,150	5,790	7,403	1,343	1,423	1,830,456
Investments in equity investees	-	20,991	112,282	-	-	3,943	-	137,216
Capital spending	19,490	24,957	504	-	282	(264)	711	45,680
Nine Months Ended June 30, 2004
Revenues	$ 1,344,010	$ 93,915	$ -	$ 257,860	$270,627	$ 290	$ (33,660)	$ 1,933,042
Depreciation, depletion and amortization	51,441	36,093	95	336	1,326	12	338	89,641
Equity investment income (loss)	-	3,119	2,584	-	-	407	-	6,110
Operating income (loss)	142,009	31,287	(954)	7,642	8,802	111	(16,721)	172,176
Segment capital assets - net	1,565,755	315,137	10,466	6,092	7,398	960	2,035	1,907,843
Investments in equity investees	-	19,807	107,469	-	-	3,674	-	130,950
Capital spending	53,031	86,980	2,255	137	1,478	400	574	144,855
Nine Months Ended June 30, 2003
Revenues	$ 1,359,823	$ 78,122	$ -	$ 233,501	$211,935	$ 141	$ (32,430)	$ 1,851,092
Depreciation, depletion and amortization	50,166	31,238	95	319	1,235	12	70	83,135
Equity investment income (loss)	-	55	2,690	-	-	800	-	3,545
Operating income (loss)	177,603	23,839	(740)	9,827	5,100	15	(16,376)	199,268
Segment capital assets - net	1,546,250	261,097	7,150	5,790	7,403	1,343	1,423	1,830,456
Investments in equity investees	-	20,991	112,282	-	-	3,943	-	137,216
Capital spending	52,257	76,714	2,173	15	825	624	718	133,326

The financial results of Peoples Gas and North Shore Gas are reported primarily within the Gas Distribution segment. Operating income by business segment for Peoples Gas and North Shore Gas is presented below.

	The Peoples Gas Light and Coke Company				North Shore Gas Company
			Corporate			Corporate
	Gas	Midstream	and		Gas	and
(In Thousands)	Distribution	Services	Adjustments	Total	Distribution	Adjustments	Total

Three Months Ended June 30, 2004	$ 8,805	$ 886	$ (3,689)	$ 6,002	$ 2,644	$ (467)	$ 2,177
Three Months Ended June 30, 2003	16,523	1,261	(2,050)	15,734	2,790	(201)	2,589
Nine Months Ended June 30, 2004	119,487	4,060	(9,680)	113,867	24,093	(1,226)	22,867
Nine Months Ended June 30, 2003	151,308	7,230	(7,068)	151,470	27,865	(854)	27,011

4. EQUITY INVESTMENTS

The Company has several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments are material. The Company records its share of income gains and losses based on financial information it receives from the partnerships. All information is current or based on estimated results for the quarter. The Company is not a managing partner in any of these investments.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2004	2003	2004	2003
Revenues	$ 43,264	$ 40,281	$ 88,917	$ 91,641
Operating income	20,303	19,952	44,074	42,557
Interest expense	10,001	8,506	28,773	26,620
Net income (loss)	8,984	11,607	16,700	16,601

Total assets	822,131	848,336	822,131	848,336
Total liabilities	508,429	460,217	508,429	460,217

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income (loss) shown in the previous table.

		Ownership Percentage		Equity Investment Income (Loss)
				Three Months Ended		Nine Months Ended
(Dollars in Thousands)		At June 30,		June 30,		June 30,
Investment	Segment	2004	2003	2004	2003	2004	2003
EnerVest	Oil and Gas	30%	30%	$ 1,725	$ 722	$ 3,119	$ 55
Elwood	Power	50	50	1,672	1,406	(1,729)	(1,849)
SCEP	Power	27	27	1,419	1,494	4,313	4,539
Trigen-Peoples	Other	50	50	50	189	407	797
Peoples NGV (1)	Other	0	0	-	-	-	3

Total equity investment income				$ 4,866	$ 3,811	$ 6,110	$ 3,545

Undistributed partnership income included in the
Company's retained earnings at the end of each period				$ 12,156	$ 6,015	$ 12,156	$ 6,015

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

In September 1999, the EPA issued a record of decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs). North Shore Gas and the other PRPs (except for the City of Waukegan) are conducting the remedial design for the Waukegan Site.

In July 2004, North Shore Gas and the other PRPs executed a remedial action consent decree. The consent decree is currently undergoing review by EPA and other government agencies. If approved by the government agencies and lodged with and entered by the federal district court, the consent decree will require North Shore Gas and General Motors to perform the remedial action and establish and maintain financial assurance of $27 million.

The current owner of a site in the City of Chicago, Illinois (Chicago), formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. The owners of another property in the vicinity of the former Pitney Court Station have filed suit against Peoples Gas in federal district court under the Resource Conservation and Recovery Act (RCRA). The suit seeks an order directing Peoples Gas to remediate the site. Peoples Gas is contesting both suits.

The current owner of a portion of another site in Chicago, formerly called the 22nd Street Station, has notified Peoples Gas that it intends to file suit under RCRA seeking an order directing Peoples Gas to remediate the site.

The utility subsidiaries are accruing and deferring liabilities and costs incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At June 30, 2004, the total of these deferred liabilities and costs (stated in current year dollars) for Peoples Gas was $134.6 million; for North Shore Gas the total was $36.7 million; and for the Company on a consolidated basis, the total deferred was $171.3 million. Each of these deferred amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies and from customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management also estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $73 million; for North Shore Gas, $27 million; and for the Company on a consolidated basis, $100 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

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

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. Three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and Chicago filed testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. Issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001 and the use of its Manlove storage field to support transactions with third parties ("hub" transactions). Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the AG and CUB have requested disallowances, which range from $8 million to $56 million, covering a variety of alleged issues other than financial hedging. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Commission's Staff (the Staff) requested a disallowance of $31 million in the Peoples Gas proceeding and $1.4 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which relate to hedging.

Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas' underground storage. During the first quarter, this amount was capitalized as property, plant and equipment and will be depreciated over the asset's useful life. An offsetting liability for this amount, which is expected to be refunded to customers, was recorded. During the first quarter, Peoples Gas also recorded property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. A liability was also established for the second proposed disallowance of $0.5 million resulting in a charge to income. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case. At a status hearing on June 23, 2004, the Administrative Law Judge established a schedule for testimony and hearings in the fiscal 2001 cases. The schedule provides for the Staff and intervenors to file supplemental direct testimony on September 8, 2004, and Peoples Gas and North Shore Gas to file rebuttal testimony on October 6, 2004. Hearings in both cases are scheduled to commence on November 3, 2004. The schedule also provides for other routine procedural dates, including status hearings, prior to the hearings. An order from the Commission is not expected before the third quarter of fiscal 2005.

In January 2004, the Company received and responded to a subpoena from the AG requesting, among other things, information regarding transactions between the Company and Enron North America Corp. or its affiliates related to certain issues raised by the Staff and intervenors in the 2001 Gas Charge reconciliation proceedings.

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

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for November 16, 2004. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas and North Shore Gas each filed direct testimony on April 1, 2004. A status hearing is scheduled for November 9, 2004.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2004	2003	2004	2003
Comprehensive income
Net income	$ 5,623	$ 8,013	$ 91,877	$ 102,495
Other comprehensive income (loss), net of tax	(4,885)	(3,283)	(24,635)	(17,992)

Total comprehensive income	$ 738	$ 4,730	$ 67,242	$ 84,503

Peoples Gas and North Shore Gas recorded an insignificant amount of other comprehensive income related to the amortization of interest rate lock cash flow hedges.

8. RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries participate in two defined benefit pension plans, the Retirement Plan and the Service Annuity System, covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the Retirement Plan July 1, 2001 and thereafter will have their benefits determined based on their compensation during the five years preceding termination of employment and an aged-based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has a nonqualified pension plan (Supplemental Plan) that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.

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

Net pension benefit cost and net other postretirement benefit cost for all plans include the following components:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended June 30,
(In Millions)	2004	2003	2004	2003
Service cost	$ 4.5	$ 3.4	$ 1.4	$ 0.6
Interest cost	6.9	7.3	1.9	1.9
Expected return on plan assets (gain)	(11.7)	(13.0)	(1.0)	(1.1)
Amortization of:
Net transition (asset) obligation	(0.3)	(0.3)	0.5	0.8
Prior service costs	0.8	0.8	-	-
Net (gain) loss	0.4	(0.1)	0.2	-
Net periodic benefit cost (credit)	0.6	(1.9)	3.0	2.2
Effect of lump sum settlements upon retirement	2.3	0.2	-	-
Net cost (credit)	$ 2.9	$ (1.7)	$ 3.0	$ 2.2

			Other Postretirement
	Pension Benefits		Benefits
	Nine Months Ended June 30,
(In Millions)	2004	2003	2004	2003
Service cost	$ 13.5	$ 10.2	$ 3.8	$ 2.9
Interest cost	20.7	21.9	5.7	5.7
Expected return on plan assets (gain)	(35.1)	(39.0)	(3.0)	(3.3)
Amortization of:
Net transition (asset) obligation	(0.9)	(0.9)	1.5	2.4
Prior service costs	2.4	2.4	-	-
Net (gain) loss	1.2	(0.3)	0.6	-
Net periodic benefit cost (credit)	1.8	(5.7)	8.6	7.7
Effect of lump sum settlements upon retirement	6.9	5.3	-	-
Net cost (credit)	$ 8.7	$ (0.4)	$ 8.6	$ 7.7

9. SUBSEQUENT EVENTS - STRATEGIC RESTRUCTURING

Subsequent to the close of the third quarter, the Company announced that it has initiated a strategic restructuring plan, which includes key senior management changes affecting the Company and its utility subsidiaries, Peoples Gas and North Shore Gas. William E. Morrow, 48, was elected Executive Vice President of Operations for Peoples Energy. Desiree G. Rogers, 45, was elected President of Peoples Gas and North Shore Gas, succeeding Donald M. Field, who will retire on October 1, 2004.

Additionally, the Company announced it is offering an enhanced severance package to non-union employees of Peoples Energy, Peoples Gas, North Shore Gas and employees of its diversified Power Generation and Midstream Services business who elect a voluntary resignation of employment. The enhanced severance offer can be accepted by employees from the vice president level and below through August 30, 2004. The cost of this program will be expensed in the fourth quarter of fiscal 2004 and the related pension settlement cost will be expensed in fiscal 2005.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Peoples Energy is a diversified energy company comprised of five main business segments: the core business - Gas Distribution, and diversified businesses - Oil and Gas Production, Power Generation, Midstream Services and Retail Energy Services. The Company's Gas Distribution segment consists of two regulated utilities, Peoples Gas and North Shore Gas. This segment has the most significant impact on the consolidated financial results of Peoples Energy, accounting for a major portion of operating income. Since 1998, the Company has developed a portfolio of complementary energy businesses that help to diversify the sources of consolidated operating income. The Company expects these businesses to provide increasing contributions to its long-term growth.

Net income for the fiscal 2004 third quarter and fiscal year-to-date was down $0.07 and $0.39 per share, respectively, from the same periods last year. Both the quarter and year-to-date comparisons with the year-ago periods were negatively affected by lower gas deliveries in the Gas Distribution business. The decline in deliveries reflects the impacts of both warmer weather and lower non-weather related demand. In terms of the non-weather related component, it became more apparent in the third quarter that customers are responding to the current high gas price environment by lowering their energy usage. Natural gas prices are not expected to decline significantly anytime soon, and it is anticipated they will continue to have a dampening effect on gas distribution demand over the next year. These negative effects were partially offset by lower provision for uncollectible accounts compared to the three- and nine-month periods of the previous fiscal year.

The Oil and Gas Production segment is progressing toward another year of significant production growth and increased profitability, with fiscal 2004 operating income expected to be up 35 to 40 percent from the prior year. However, in the third quarter, higher exploration expense and lower than expected production volumes resulted in a decline in operating income compared to a year ago. In terms of production levels, several operational and timing issues resulted in third quarter production volumes that were essentially flat with the year-ago period and less than had been anticipated. Fourth quarter production is expected to increase from third quarter levels. Operating income from the other diversified businesses as a group is up over last year with mixed results from each segment in the quarter and year-to-date periods.

In July, Peoples Energy announced a strategic reorganization of the utilities and corporate support organization. The objectives of this reorganization are to streamline the Company's management structure and to refocus on new sources of efficiency and revenue. The Company believes that a rough estimate of fiscal 2005 cost savings is $8 million to $12 million.

Management now estimates that fiscal 2004 earnings will be in the range of $2.60 to $2.70 per diluted share, excluding any expenses in the fourth quarter related to the above mentioned restructuring. This estimate includes fourth quarter gains on asset sales in the Power Generation and Gas Distribution segments totaling approximately $0.10 per share. Although discussions are continuing on those potential sales, the timing is difficult to predict and they could potentially extend into fiscal 2005. (See Forward-Looking Information).

RESULTS OF OPERATIONS

Net income for the third quarter was $5.6 million, or $0.15 per diluted share, compared to $8.0 million, or $0.22 per diluted share in the year-ago quarter. Fiscal year-to-date net income was $91.9 million, or $2.46 per diluted share, compared to $102.5 million, or $2.85 per diluted share a year ago. Operating income for the current quarter and fiscal year-to-date totaled $17.1 million and $172.2 million, respectively, versus $24.4 million and $199.3 million in the same periods last year.

Financial results for the three months ended June 30, 2004 reflect lower operating results primarily due to lower deliveries in the Gas Distribution segment resulting from weather that was 18 percent warmer than the same period last year and customer conservation. Lower performance in the third quarter by the Oil and Gas Production segment also affected the quarterly results, primarily as a result of increased exploration expense due to an unsuccessful well in Louisiana. Financial results for the nine months ended June 30, 2004 reflect the adverse impact of lower deliveries resulting from weather that was nine percent warmer than the same period last year and customer conservation. Continued strong growth from the diversified energy businesses partially offset the negative delivery impact. The Oil and Gas Production segment benefited from higher production volumes and higher realized natural gas and oil prices than a year ago.

Income Statement Variations

The Company's revenues and cost of energy sold increased $3.0 million and $9.1 million, respectively, for the three-month period and increased $82.0 million and $94.4 million, respectively, for the nine-month period due to:

  higher realized commodity prices; and
  increased sales volumes in the Oil and Gas Production and Retail Energy Services segments.

These increases were offset by a 10 percent and eight percent decrease in Gas Distribution deliveries in the three- and nine-month periods, respectively, resulting from warmer weather and lower normalized deliveries.

Operation and maintenance expense for the three-month period decreased slightly and increased $8.5 million for the nine-month period. Significant items to note in both periods were:

  higher pension expense of $4.3 million and $8.0 million. Pension expense related to normal activity increased as expected due to the ongoing effects of both lower pension plan returns in recent years and a lower discount rate. The prior nine-month period included a $4.7 million impact on pension expense related to a retiring executive officer.
  higher outside professional services ($3.2 million and $5.5 million) mainly related to higher legal costs associated with the utilities ongoing gas reconciliation case before the Commission;
  higher expense in the Oil and Gas Production segment ($5.2 million and $6.8 million) resulting primarily from an increase in lease operating expense and exploration expense;
  decreased provision for uncollectible accounts ($5.5 million and $5.2 million), mainly as a result of improving credit and collection metrics in its Gas Distribution businesses;
  lower corporate expenses resulting from the impact of a lower Peoples Energy stock price on the value of stock appreciation rights ($2.8 million and $2.7 million); and
  lower utility environmental costs of $0.2 million and $5.0 million, respectively. (These costs are recovered through the utilities' rate mechanism and a like amount is included in revenues; therefore, these costs do not affect operating income).

Depreciation, depletion and amortization for the three- and nine-month periods increased $2.1 million and $6.5 million, respectively, mainly resulting from higher production and a higher depletion rate in the Oil and Gas Production segment and from higher depreciable property in the Gas Distribution segment.

Taxes, other than income taxes, which are typically directly related to the level of utility revenues, increased for the three- and nine-month periods by $2.0 million and $3.7 million, respectively, due to adjustments to reduce municipal and state utility tax accruals recorded in the previous periods. For the three- and nine-month periods, these adjustments were $5.6 million and $9.7 million, respectively. Absent this impact, these taxes declined due to lower levels of utility revenues. The period-to-period comparison was also affected by a change in the state revenue tax law that resulted in the Company recording more taxes as a direct liability to the state where previous period amounts were included in both revenue and revenue tax expense.

Income tax expense for the three- and nine-month periods decreased $4.4 million and $15.0 million, respectively, primarily from lower pre-taxable income. The fiscal year-to-date period also benefited from a lower effective tax rate due to prior fiscal 2004 adjustments in accrued income taxes and due to the ability under recent tax legislation to realize tax benefits from dividends reinvested in Peoples Energy stock under the Company's Employee Stock Ownership Plan.

Segment Discussion

A summary of the Company's operating income by segment, and variations between periods, is presented below.

	Three Months Ended		Nine Months Ended		Increase/(Decrease)
	June 30,		June 30,		Three Months	Nine Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Operating income (loss):
Gas Distribution	$ 11,261	$ 19,121	$ 142,009	$ 177,603	$ (7,860)	$ (35,594)
Oil and Gas Production	7,390	10,168	31,287	23,839	(2,778)	7,448
Power Generation	1,695	1,704	(954)	(740)	(9)	(214)
Midstream Services	835	(800)	7,642	9,827	1,635	(2,185)
Retail Energy Services	833	792	8,802	5,100	41	3,702
Other	(116)	(79)	111	15	(37)	96
Corporate and Adjustments	(4,814)	(6,485)	(16,721)	(16,376)	1,671	(345)
Total operating income	$ 17,084	$ 24,421	$ 172,176	$ 199,268	$ (7,337)	$ (27,092)

Gas Distribution Segment. The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended		Nine Months Ended		Increase/(Decrease)
Margin Data	June 30,		June 30,		Three Months	Nine Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 176,009	$ 200,072	$1,041,623	$1,046,277	$ (24,063)	$ (4,654)
Commercial	27,624	29,571	165,288	158,467	(1,947)	6,821
Industrial	4,504	4,495	27,391	29,068	9	(1,677)
Total sales	208,137	234,138	1,234,302	1,233,812	(26,001)	490

Transportation
Residential	5,878	7,229	28,449	33,297	(1,351)	(4,848)
Commercial	8,468	9,114	40,830	44,428	(646)	(3,598)
Industrial	3,841	3,540	15,954	16,937	301	(983)
Contract pooling	3,914	8,433	12,135	19,335	(4,519)	(7,200)
Total transportation	22,101	28,316	97,368	113,997	(6,215)	(16,629)

Other Gas Distribution revenues	4,373	4,577	12,340	12,014	(204)	326

Total Gas Distribution revenues	234,611	267,031	1,344,010	1,359,823	(32,420)	(15,813)
Less: Gas costs	118,637	140,187	799,756	783,391	(21,550)	16,365
Gross margin (1)	115,974	126,844	544,254	576,432	(10,870)	(32,178)
Less: Revenue taxes	22,257	19,921	125,548	121,824	2,336	3,724
Environmental costs recovered	3,052	3,262	15,142	20,119	(210)	(4,977)
Net margin (1)	$ 90,665	$ 103,661	$ 403,564	$ 434,489	$ (12,996)	$ (30,925)

Gas Distribution deliveries (MDth):
Gas sales
Residential	15,279	17,753	109,271	120,356	(2,474)	(11,085)
Commercial	2,731	2,990	18,598	19,445	(259)	(847)
Industrial	503	503	3,302	3,878	-	(576)
Total gas sales	18,513	21,246	131,171	143,679	(2,733)	(12,508)

Transportation
Residential	3,236	4,190	19,552	22,173	(954)	(2,621)
Commercial	7,219	7,397	38,491	39,631	(178)	(1,140)
Industrial	4,864	4,969	19,318	20,542	(105)	(1,224)
Total transportation	15,319	16,556	77,361	82,346	(1,237)	(4,985)

Total Gas Distribution deliveries	33,832	37,802	208,532	226,025	(3,970)	(17,493)

Gross margin per Dth delivered	$ 3.43	$ 3.36	$ 2.61	$ 2.55	$ 0.07	$ 0.06

Net margin per Dth delivered	$ 2.68	$ 2.74	$ 1.94	$ 1.92	$ (0.06)	$ 0.02

Average cost per Dth of gas sold	$ 6.41	$ 6.60	$ 6.10	$ 5.45	$ (0.19)	$ 0.65

Actual heating degree days (HDD)	692	845	6,002	6,567	(153)	(565)
Normal heating degree days (2)	752	774	6,307	6,307

Actual heating degree days as a percent
of normal (actual/normal)	92	109	95	104

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

(2) Normal heating degree days are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999. The difference between fiscal 2004 and 2003 third quarter normal degree days is caused by a shift of one heating season day from the third quarter to the second quarter due to leap year.

Revenues for the Gas Distribution segment for the three- and nine-month periods decreased $32.4 million and $15.8 million, respectively, from the previous periods. The decreases were mainly due to a decline in deliveries ($40.9 million and $100.9 million) resulting from weather that was 18 percent and nine percent warmer than the previous periods and conservation. Partially offsetting these effects was higher realized gas prices ($8.5 million and $85.1 million). Operating income for the three- and nine-month periods decreased $7.8 million and $35.6 million, respectively, compared with the previous periods due mainly to the effects of weather ($1.6 million and $14.1 million) and lower non-weather related delivery variations ($5.4 million and $9.2 million). Also contributing to lower operating income were reductions in municipal and state utility tax accruals recorded in the previous periods ($5.6 million and $9.7 million) and higher pension expense ($3.9 million and $7.1 million). Partially offsetting these effects was a decrease in the provision for uncollectible accounts ($5.5 million and $5.0 million) mainly as a result of improved credit and collection experience.

The Company expects the provision for uncollectibles to be lower for the full fiscal year as compared to fiscal 2003. The utilities continue to improve the collection of accounts receivable. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. The reserve for uncollectible accounts remains an estimate and could require future adjustments. The following table summarizes collection statistics for Peoples Gas.

	Peoples Gas
	Accounts Receivable Balance
	At June 30,
(Dollars in Millions)	2004	2003	2002
Current	$ 61.3	$ 74.5	$ 81.0
30-89 days	60.0	75.7	55.1
90-149 days	41.1	48.3	31.6

150 days - active	11.4	19.5	32.0
150 days - terminated	17.0	18.0	30.0
Total 150 days	28.4	37.5	62.0

Accounts receivable	$ 190.8	$ 236.0	$ 229.7

Reserve balance	$ 27.4	$ 29.5	$ 36.0
Reserve to accounts receivable ratio	14.4%	12.5%	15.7%
Reserve to 90 days +	39.4%	34.4%	38.5%
Days sales outstanding	56	69	83

The Company's weather insurance policy expires on September 30, 2004. The Company has obtained a new insurance policy for fiscal year 2005 through a subsidiary of X.L. America, Inc. Under this policy, the Company will receive $20,000 for each heating degree day in fiscal year 2005 below 6,100 (i.e., approximately five percent warmer than normal), up to a maximum of $10 million. If total heating degree days during fiscal year 2005 exceed 6,800 (i.e., approximately six percent colder than normal), the Company will pay an additional premium to the insurer of $10,000 for each heating degree day above 6,800.

Oil and Gas Production Segment. Revenues for the three- and nine-month periods increased $2.5 million and $15.8 million compared with the same periods last year. Operating income for the three-month period decreased $2.8 million compared with the previous period. The decrease in operating income for the three-month period was due to higher operating expenses and higher exploration expense ($3.8 million) related primarily to an unsuccessful exploratory well in Louisiana. Gas production was flat compared to the same period a year ago and lower than second quarter levels due to several operational and timing issues, as described below. Partially offsetting these effects was higher net realized commodity prices and higher income from the Company's equity investment in EnerVest Energy, L.P. (EnerVest). Operating income for the nine-month period increased $7.5 million compared with the previous period due mainly to higher production volumes and higher realized commodity prices, as well as higher income from the Company's investment in EnerVest ($3.1 million). On an equivalent basis, production increased 10 percent compared to the prior year nine-month period due primarily to the current and previous fiscal year's acquisitions and successful drilling program. An increase in depreciation, depletion and amortization expense ($4.9 million) resulted from higher production and an increase in the depletion rate.

Several operational and timing issues resulted in third quarter production volumes that were essentially flat with the year-ago period and less than had been anticipated. Production was hampered by a pipeline force majeure that resulted in 4 MMcfe per day of net production being shut in for nearly the entire month of June. The Company experienced a number of smaller production disruptions due to mechanical problems or well work operations during the quarter, all of which have been rectified going into the fiscal fourth quarter. Combined, these shut-ins resulted in nearly 3 MMcfe per day being off production for the quarter. The Company drilled 15 wells during the third quarter (of which 93 percent were successful), but only six of these wells produced for a portion of the quarter due to timing delays of getting the wells completed and ready for production. Over 2 MMcfe per day of net production for the quarter was delayed as a result. The Company expects to have these wells and a substantial portion of the fourth quarter program on line for a large part of the fourth quarter. The Company still expects solid production growth of 10 percent over fiscal 2003.

The following table summarizes hedges in place for the remaining fiscal 2004 (July through September) and 2005 for the Oil and Gas Production segment as of July 22, 2004 (date of information used in the Company's third quarter earnings release).

	Remaining Fiscal 2004	Fiscal 2005
Gas hedges in place (MMbtus)	6,549,000	22,143,500
Gas hedges as a percent of estimated fiscal production (1)	95%	75%
Percent of gas hedges that are swaps	52%	38%
Average swap price ($/MMbtu)	$ 4.14	$ 4.10
Percent of gas hedges that are no cost collars	48%	62%
Weighted average floor price ($/MMbtu)	$ 4.76	$ 4.37
Weighted average ceiling price ($/MMbtu)	$ 5.61	$ 5.45
Oil hedges in place (MBbls)	113	418
Oil hedges as a percent of estimated fiscal production (1)	80%	70%
Average hedge price ($/Bbl)	$ 26.60	$ 26.94

  Based on expected production for fiscal 2004 and assumes fiscal 2005 production increases 10 percent over fiscal 2004 levels.

The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Total production - gas equivalent (MMcfe)(1)	6,649	6,574	21,089	19,138
Daily average gas production (MMcfd)	64.2	64.4	67.9	62.5
Daily average oil production (MBd)	1.5	1.3	1.5	1.3
Daily average production - gas equivalent (MMcfed)(1)	73.1	72.2	77.0	70.1
Gas production as a percentage of total production	88.0	89.0	88.0	89.0
Percent of production hedged during the period - gas	100.0	78.0	91.0	78.0
Percent of production hedged during the period - oil	83.0	55.0	75.0	60.0
Net realized gas price received ($/Mcf)	$ 4.60	$ 4.31	$ 4.46	$ 4.12
Net realized oil price received ($/Bbl)	$ 27.19	$ 22.72	$ 26.27	$22.53
Depreciation, depletion and amortization rate ($/Mcfe)	$ 1.72	$ 1.63	$ 1.70	$ 1.62
Average lease operating expense ($/Mcfe)	$ 0.58	$ 0.42	$ 0.43	$ 0.41
Average production taxes ($/Mcfe)	$ 0.43	$ 0.36	$ 0.34	$ 0.38

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

Certain producing properties owned by Peoples Energy Production Company qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits expired on December 31, 2002. The amount recorded to income for the nine months ended June 30, 2003 was $1.1 million.

On December 31, 2003, the Company acquired, through a series of transactions, certain oil and gas properties located in Texas for approximately $33.1 million. The acquired reserves, 88 percent of which are natural gas, contributed approximately 3.2 MMcfe per day of production to the Company's fiscal year-to-date production. The majority of the acquired properties are located adjacent to or in close proximity to existing holdings of the Company, and each of the acquired properties are operated by the Company.

On July 30, 2004, subsequent to the end of the third quarter, the Company acquired certain oil and gas properties in east Texas from a private entity for approximately $9.5 million. The acquisition includes approximately 5,300 gross acres and estimated proved undeveloped reserves of approximately 10 Bcfe, with an additional 10 to 20 Bcfe of low risk, upside reserve potential. Initial development of the acquired reserves will begin in fiscal 2005 with anticipated capital spending on these properties of between $10 million to $15 million of a planned fiscal 2005 capital program. The acquired properties, which will be operated by the Company, are located in close proximity to the existing Peoples Energy Production holdings in east Texas.

Power Generation Segment. Results for the three and nine months ended were relatively unchanged from the prior period. Impacting the results was an increase in expenses related to the development of new power projects, partially offset by lower operating losses compared to the previous period related to Elwood Energy LLC (Elwood).

This segment is engaged in the development of power generation sites. The costs of activities related to these sites are either expensed as incurred or are capitalized as specific site development assets, as appropriate. Included in other investment at June 30, 2004 was $9.3 million related to this activity. The Company is actively pursuing the sale of one its power generation sites under development in the western United States.

The electric capacity of Elwood has been sold through long-term contracts with Exelon Generation Company, LLC, Engage Energy America LLC and Aquila, Inc. (Aquila). Standard & Poor's Rating Services (S&P) recently downgraded Aquila's senior unsecured debt rating to CCC+ and placed the rating on CreditWatch with developing implications. In fiscal 2003, Moody's Investor Services (Moody's) downgraded Aquila's senior unsecured debt rating to Caa1 with a negative outlook. S&P and Moody's have lowered the ratings on Elwood's bonds to B+ with a negative outlook and Ba2 with a stable outlook, respectively. As a result of earlier downgrading in Aquila's credit ratings, Aquila provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.7 million. In the event Aquila does not fulfill its payment obligations or terminates its power sales agreements and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment. Revenues for the three- and nine-month periods increased $24.6 million and $24.4 million, respectively, compared with the previous periods due to higher commodity prices and increased volumes. Operating income for the three-month period increased $1.6 million compared with the prior period due to improved results from wholesale and asset management activities. Operating income for the nine-month period decreased $2.2 million compared with the prior period due primarily to lower results from the hub ($3.2 million). Partially offsetting this effect was higher contributions from wholesale and asset management activities and the Company's propane-based peaking facility.

Retail Energy Services Segment. The following table summarizes operating statistics for Peoples Energy Services Corporation.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Thousands, Except Customers)	2004	2003	2004	2003
Gas sales sendout (MDth)	8,525	7,919	41,638	35,780
Number of gas customers	20,554	16,798	20,554	16,798
Electric sales sendout (Mwh)	267	216	759	656
Number of electric customers	1,794	1,377	1,794	1,377

Revenues for the three- and nine-month periods increased from last year by $12.5 million and $58.7 million, respectively, primarily due to continued customer growth and higher gas and energy prices. Operating income for the three-month period increased slightly, with customer and volume growth offset by higher operating expenses. Operating income increased by $3.7 million in the fiscal year-to-date period due to customer growth and enhanced gas margin.

Peoples Gas Discussion

Most of Peoples Gas' results are recorded in the Gas Distribution segment, with some activity in the Midstream Services and Corporate segments. The following discussion supplements Peoples Gas information included in the Company's Gas Distribution discussion within this Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A).

Revenues for Peoples Gas for the three- and nine-month periods decreased approximately $26.2 million and $9.1 million, respectively, from the previous periods. The decrease was mainly due to a decline in deliveries ($35.1 million and $90.8 million) resulting from weather that was 18 percent and nine percent warmer than the previous periods and conservation. Partially offsetting these effects were higher realized gas prices ($9.1 million and $84.7 million). Operating income for the three-and nine-month periods decreased $9.7 million and $37.6 million compared with the previous periods due mainly to the effects of weather ($1.4 million and $12.3 million), lower non-weather related deliveries ($4.5 million and $8.1 million) and lower hub results ($0.4 million and $3.2 million). Also negatively impacting operating income were reductions in municipal and state utility tax accruals recorded in the previous periods ($5.6 million and $9.7 million) and increases in pension expense ($3.7 million and $6.4 million) and other non-labor operating costs. Partially offsetting these effects was a decrease in the provision for uncollectible accounts ($5.0 million and $4.5 million).

Interest expense for the three- and nine-month periods decreased $0.4 million and $1.5 million, respectively, compared with the previous periods primarily due to lower interest rates. The reduction was due to the impact of lower interest rates on variable rate debt and the retirement or refinancing of higher cost bonds.

North Shore Gas Discussion

Most of North Shore Gas' results are recorded in the Gas Distribution segment, with some activity in the Corporate segment. The following discussion supplements North Shore Gas information included in the Company's Gas Distribution discussion within this MD&A.

Revenues for North Shore Gas for the three- and nine-month periods decreased $6.6 million and $9.7 million over the previous periods resulting from a decrease in deliveries ($5.8 million and $10.1 million) due primarily to warmer weather. Operating income for the three- and nine-month periods decreased $0.4 million and $4.1 million compared with the previous periods due mainly to the effects of weather ($0.2 million and $1.8 million) and lower non-weather related deliveries ($0.9 million and $1.0 million). Also contributing to lower operating income were increases in pension expense, group insurance expense and outside services expense, partially offset by a gain on the sale of property and a decrease in the provision for uncollectible accounts.

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	Three Months Ended		Nine Months Ended		Increase/(Decrease)
Margin Data	June 30,		June 30,		Three Months	Nine Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 149,910	$ 169,042	$ 885,293	$ 882,741	$ (19,132)	$ 2,552
Commercial	23,540	24,505	139,681	131,316	(965)	8,365
Industrial	3,775	3,624	21,489	23,077	151	(1,588)
Total sales	177,225	197,171	1,046,463	1,037,134	(19,946)	9,329

Transportation
Residential	5,559	6,944	26,978	32,041	(1,385)	(5,063)
Commercial	7,306	7,946	35,572	39,381	(640)	(3,809)
Industrial	3,221	2,884	13,757	14,579	337	(822)
Contract pooling	3,633	7,588	11,056	17,120	(3,955)	(6,064)
Total transportation	19,719	25,362	87,363	103,121	(5,643)	(15,758)

Other Gas Distribution revenues	3,989	4,185	11,359	11,042	(196)	317

Total Gas Distribution revenues	200,933	226,718	1,145,185	1,151,297	(25,785)	(6,112)
Less: Gas costs	98,929	115,317	668,427	645,474	(16,388)	22,953
Gross margin (1)	102,004	111,401	476,758	505,823	(9,397)	(29,065)
Less: Revenue taxes	20,162	17,542	113,679	109,323	2,620	4,356
Environmental costs recovered	2,933	3,092	14,066	19,434	(159)	(5,368)
Net margin (1)	$ 78,909	$ 90,767	$ 349,013	$ 377,066	$ (11,858)	$ (28,053)

Gas Distribution deliveries (MDth):
Gas sales
Residential	12,705	14,578	90,925	100,005	(1,873)	(9,080)
Commercial	2,305	2,433	15,449	15,895	(128)	(446)
Industrial	419	401	2,523	3,041	18	(518)
Total gas sales	15,429	17,412	108,897	118,941	(1,983)	(10,044)

Transportation
Residential	3,108	4,065	18,766	21,476	(957)	(2,710)
Commercial	6,127	6,391	32,872	34,510	(264)	(1,638)
Industrial	3,551	3,785	14,891	16,300	(234)	(1,409)
Total transportation	12,786	14,241	66,529	72,286	(1,455)	(5,757)

Total Gas Distribution deliveries	28,215	31,653	175,426	191,227	(3,438)	(15,801)

Gross margin per Dth delivered	$ 3.62	$ 3.52	$ 2.72	$ 2.65	$ 0.10	$ 0.07

Net margin per Dth delivered	$ 2.80	$ 2.87	$ 1.99	$ 1.97	$ (0.07)	$ 0.02

Average cost per Dth of gas sold	$ 6.41	$ 6.62	$ 6.14	$ 5.43	$ (0.21)	$ 0.71

Actual heating degree days (HDD)	692	845	6,002	6,567	(153)	(565)
Normal heating degree days (2)	752	774	6,307	6,307

Actual heating degree days as a percent
of normal (actual/normal)	92	109	95	104

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

(2) Normal heating degree days are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999. The difference between fiscal 2004 and 2003 third quarter normal degree days is caused by a shift of one heating season day from the third quarter to the second quarter due to leap year.

North Shore Gas Company
Gas Distribution Statistics

	Three Months Ended		Nine Months Ended		Increase/(Decrease)
Margin Data	June 30,		June 30,		Three Months	Nine Months
(In Thousands)	2004	2003	2004	2003	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 26,099	$ 31,030	$ 156,330	$ 163,536	$ (4,931)	$ (7,206)
Commercial	4,084	5,066	25,607	27,151	(982)	(1,544)
Industrial	729	871	5,902	5,991	(142)	(89)
Total sales	30,912	36,967	187,839	196,678	(6,055)	(8,839)

Transportation
Residential	319	285	1,471	1,256	34	215
Commercial	1,162	1,168	5,258	5,047	(6)	211
Industrial	620	656	2,197	2,358	(36)	(161)
Contract pooling	281	845	1,079	2,215	(564)	(1,136)
Total transportation	2,382	2,954	10,005	10,876	(572)	(871)

Other Gas Distribution revenues	384	392	981	972	(8)	9

Total Gas Distribution revenues	33,678	40,313	198,825	208,526	(6,635)	(9,701)
Less: Gas costs	19,708	24,870	131,329	137,917	(5,162)	(6,588)
Gross margin (1)	13,970	15,443	67,496	70,609	(1,473)	(3,113)
Less: Revenue taxes	2,095	2,379	11,869	12,501	(284)	(632)
Environmental costs recovered	119	170	1,076	685	(51)	391
Net margin (1)	$ 11,756	$ 12,894	$ 54,551	$ 57,423	$ (1,138)	$ (2,872)

Gas Distribution deliveries (MDth):
Gas sales
Residential	2,574	3,175	18,346	20,351	(601)	(2,005)
Commercial	426	557	3,149	3,550	(131)	(401)
Industrial	84	102	779	837	(18)	(58)
Total gas sales	3,084	3,834	22,274	24,738	(750)	(2,464)

Transportation
Residential	128	125	786	697	3	89
Commercial	1,092	1,006	5,619	5,121	86	498
Industrial	1,313	1,184	4,427	4,242	129	185
Total transportation	2,533	2,315	10,832	10,060	218	772

Total Gas Distribution deliveries	5,617	6,149	33,106	34,798	(532)	(1,692)

Gross margin per Dth delivered	$ 2.49	$ 2.51	$ 2.04	$ 2.03	$ (0.02)	$ 0.01

Net margin per Dth delivered	$ 2.09	$ 2.10	$ 1.65	$ 1.65	$ (0.01)	$ 0.00

Average cost per Dth of gas sold	$ 6.39	$ 6.49	$ 5.90	$ 5.58	$ (0.10)	$ 0.32

Actual heating degree days (HDD)	692	845	6,002	6,567	(153)	(565)
Normal heating degree days (2)	752	774	6,307	6,307

Actual heating degree days as a percent
of normal (actual/normal)	92	109	95	104

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

(2) Normal heating degree days are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999. The difference between fiscal 2004 and 2003 third quarter normal degree days is caused by a shift of one heating season day from the third quarter to the second quarter due to leap year.

Fiscal 2004 and 2005 Outlook

While operating income from the diversified energy businesses is expected to be up 25 to 30 percent over last year, this strong performance will not overcome the negative effects of lower Gas Distribution deliveries. As a result, the Company now expects that fiscal 2004 earnings will be in the range of $2.60 to $2.70 per share, excluding the charge expected to be incurred in the fourth fiscal quarter associated with the Company's restructuring, which cannot be estimated at this time. This range is based on several factors, including a return to normal weather for the rest of the fiscal year, an assumed average NYMEX price for gas of $5.90 per MMbtu, ongoing cost control measures, pension expense of approximately $10 million, and a higher average number of shares outstanding of approximately 37.5 million. Also included in this estimate are expected gains on the sale of assets in the Power Generation and Gas Distribution segments totaling approximately $0.10 per share. Although progress continues in moving toward those sales, the timing is difficult to predict and these transaction could potentially occur in fiscal 2005. The current estimate for fiscal 2004 capital spending is $190 million. (See Forward-Looking Information.)

The Company is optimistic that fiscal 2005 results will improve over fiscal 2004. The Gas Distribution business remains fundamentally strong, and the Company is confident that the recently announced strategic reorganization and other ongoing cost reduction initiatives within the utilities and corporate support organization will provide immediate savings in fiscal 2005. In addition, the Company expects to achieve 10 percent or better growth from the diversified businesses. Although the Company currently is in the process of preparing the budget for fiscal 2005, on a preliminary basis, the July 22, 2004 First Call range of analysts' estimates of $2.70 to $2.88 per share is reasonable, assuming normal weather. (See Forward-Looking Information.)

Critical Accounting Policies

See the MD&A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, and Provision for Uncollectible Accounts. In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." (See Note 2 of the Notes to Consolidated Financial Statements.)

Other Matters

Strategic Restructuring. Subsequent to the close of the third quarter, the Company announced that it has initiated a strategic restructuring plan. (See Note 9 of the Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

Nine Months Ended June 30,
(In Thousands)	2004	2003
Net cash provided by operating activities	$ 262,167	$ 237,675
Net cash used in investing activities	$ (128,234)	$ (117,636)
Net cash used in financing activities	$ (71,681)	$ (73,465)

Cash provided by operating activities increased for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003, primarily due to favorable net changes to working capital that were partially offset by lower net income. The increase in net cash used in investing activities was due to increased capital spending in the Oil and Gas Production segment. While the change in net cash used in financing activities was relatively flat, notable activity included lower retirements of short-term debt and commercial paper in the current period and lower net issuance of long-term debt in the current period.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at June 30, 2004 increased $126.5 million as compared to September 30, 2003 primarily due to the seasonal increase in the Gas Distribution and Retail Energy Services segments, customer accounts receivable, additional capital investment in the Gas Distribution and Oil and Gas Production segments, receivables from hedges and increased cash and cash equivalents. These items were offset, in part, by normal seasonal changes in gas inventory levels. The Company's decrease in current liabilities was driven primarily by refinancing short-term debt with long-term debt and by having no commercial paper outstanding, partially offset by increases in liabilities related to normal seasonal LIFO gas inventory adjustment, liabilities related to hedging, revenue tax and income tax accruals and accounts payable. The Company's capitalization increased as a result of the refinancing of a portion of short-term debt with long-term debt, fiscal year-to-date earnings, net of dividends declared, and common stock issued through the continuous equity program, dividend reinvestments and long-term incentive compensation plans.

Total assets at June 30, 2004 increased $118.7 million compared to June 30, 2003 reflecting the Company's continued capital investment in its Gas Distribution and Oil and Gas Production segments. The Company's inventory increase can be attributed to higher gas prices and 5.8 Bcf higher inventory volume in the Gas Distribution, Midstream Services and Retail Energy Services segments. Offsetting these increases were lower customer accounts receivable balances resulting from the Company's continuing collection efforts. Long-term assets, long-term liabilities and accumulated other comprehensive income (AOCI) were affected by a pension adjustment recorded in September 2003 caused by lower discount rates and returns on pension assets. The Company's capitalization increased as a result of refinancing a portion of short-term debt with long-term debt and ongoing common stock issuances through the continuous equity program, dividend reinvestments and long-term incentive compensation plans.

Changes in Debt Securities

There were no changes to the Company's debt securities during the third quarter of fiscal 2004. The following table summarizes the changes that have occurred in the composition of the Company's debt during the current fiscal year.

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

In addition, subsequent to the close of the quarter, the Company fixed the interest rate for the Peoples Gas $50 million Series HH bonds at 4.75% until July 2014. Due to the tender provisions of the Series HH Bonds and the remarketing periods being less than one year, at June 30, 2004 the debt was classified as short term. Since the new remarketing period exceeds one year, beginning in the fourth quarter the debt will be classified as long term.

Financial Sources

In addition to cash generated internally by operations, as of June 30, 2004, the Company had committed credit facilities of $392.5 million (Peoples Energy, $225.0 million; Peoples Gas, $167.5 million, of which $37.0 million could be utilized by North Shore Gas). These various facilities primarily support the Company's ability to borrow using commercial paper. As of June 30, 2004, all of Peoples Energy's $225.0 million facilities were available and $167.0 million of the $167.5 million Peoples Gas and North Shore Gas facilities were available. The Peoples Energy credit facilities expire in March 2007.

On August 4, 2004, Peoples Gas replaced the $167.5 million of bilateral credit facilities available to Peoples Gas and North Shore Gas with a $200.0 million 364-day syndicated facility available to Peoples Gas that will expire in August 2005. North Shore Gas intends to meet its future short-term borrowing requirements through loans from Peoples Energy or Peoples Gas. The banks that are party to Peoples Gas' syndicated facility are ABN AMRO Bank, N.V. (Agent), Harris Nesbitt Financing, Inc., JPMorgan Chase Bank, The Northern Trust Company, Sumitomo Mitsui Banking Corporation, KBC Bank N.V., U.S. Bank National Association, The Bank of New York, Merill Lynch Bank USA and Fifth Third Bank.

The Company's and Peoples Gas' credit facilities contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65 percent. The current debt-to-total capital ratio for the Company, Peoples Gas and North Shore Gas is 50 percent, 44 percent and 39 percent, respectively.

In addition to the committed credit facilities discussed above, the Company has an uncommitted line of credit of $15.0 million, which was unused as of June 30, 2004. Peoples Gas and North Shore Gas also have the authority to borrow up to $150.0 million and $50.0 million, respectively, from Peoples Energy. As of June 30, 2004, neither Peoples Gas nor North Shore Gas had any loans outstanding from Peoples Energy.

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

	Three Months Ended		Nine Months Ended
	June 2004		June 2004
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars
Beginning balance	37,502,425	$ 371,621	36,689,968	$ 339,785
Shares issued:
Employee Stock Purchase Plan	6,937	258	13,244	487
Long-Term Incentive Compensation
Plan - net	8,081	542	305,212	11,179
Continuous equity offerings	-	(8)	377,400	15,450
Directors Stock and Option Plan	-	-	766	32
Direct Purchase and Investment Plan	65,511	2,774	196,364	8,254
Total activity for the period	80,529	3,566	892,986	35,402

Ending balance	37,582,954	$ 375,187	37,582,954	$ 375,187

Financial Uses

Capital Spending. In the nine-month period ended June 30, 2004, the Company spent $144.9 million on capital projects. The Gas Distribution segment spent $53.0 million on property, plant and equipment of which $46.2 million was spent by Peoples Gas and $6.8 million was spent by North Shore Gas. The majority of the remaining $91.9 million was spent by the Oil and Gas Production segment, which spent $87.0 million on the acquisition of reserves, drilling projects and the exploitation of the acquired and existing assets. Management currently estimates that capital spending for fiscal 2004 will total approximately $190 million. Including the acquisition of properties on July 30, 2004, expenditures in the Oil and Gas Production segment are expected to total $100 million to $105 million assuming no additional acquisitions in the fiscal year. Most of the remaining balance of the Company's total capital expenditures for fiscal year 2004 is targeted for the Gas Distribution segment.

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

Off-balance Sheet Financing. Off-balance sheet debt at June 30, 2004 and 2003 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples District Energy Company (Trigen-Peoples) ($15.1 million and $15.4 million), EnerVest ($8.3 million and $2.7 million) and Elwood ($184.0 million and $191.1 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $50.4 million in guarantees and $7.2 million in letters of credit at June 30, 2004.

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

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 2004, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $84.8 million.

Peoples District Energy Corporation owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential Insurance Company of America related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At June 30, 2004, the partners' capital account was $7.3 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters starting with the most recent quarter were 1.85 to 1.0, 2.09 to 1.0, 1.72 to 1.0, and 1.90 to 1.0.

Peoples Energy Resources Company, LLC owns a 50 percent equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions, unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 6, 2004, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

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
  the effects of the Company's announced strategic reorganization;
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

Part II - Other Information

Item 1. Legal Proceedings

See Note 5 of the Notes to Consolidated Financial Statements - Environmental Matters for a discussion pertaining to environmental matters and Note 6 of the Notes to Consolidated Financial Statements - Gas Charge Reconciliation Proceedings and Other Matters pertaining to proceedings at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas, which notes are incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K
Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document
10(a)	Directors Deferred Compensation Plan, as amended April 7, 2004.
10(b)	Amendment No. 3 to FTS Service Agreement, Contract No. 113418 between Natural Gas Pipeline Company of America and Peoples Gas, dated February 18, 2004.
10(c)	FTS Service Agreement, Contract No. 130626 between Natural Gas Pipeline Company of America and Peoples Gas, dated February 18, 2004.
10(d)	FTS Service Agreement, Contract No. 130628 between Natural Gas Pipeline Company of America and Peoples Gas, dated February 18, 2004.
10(e)	Amendment No. 4 to DSS Storage Agreement, Contract No. 117164 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 17, 2004.
10(f)	Amendment No. 2 to FTS Service Agreement, Contract No. 117117 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.

10(g)	Amendment No. 3 to FTS Service Agreement, Contract No. 113421 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.
10(h)	FTS Service Agreement, Contract No. 130625 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.
10(i)	FTS Service Agreement, Contract No. 130629 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company
31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed or furnished during the quarter ended June 30, 2004
Date of Report - April 14, 2004
Item 5 - Other Events
Item 12 - Disclosure of Results of Operations and Financial Condition
Analyst Presentation

Date of Report - April 23, 2004
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Press Release

Date of Report - April 29, 2004
Item 5 - Other Events
Conference Call Script and Forward-Looking Information

Date of Report - April 30, 2004
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Analyst Presentation

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document
10(b)	Amendment No. 3 to FTS Service Agreement, Contract No. 113418 between Natural Gas Pipeline Company of America and Peoples Gas, dated February 18, 2004.
10(c)	FTS Service Agreement, Contract No. 130626 between Natural Gas Pipeline Company of America and Peoples Gas, dated February 18, 2004.
10(d)	FTS Service Agreement, Contract No. 130628 between Natural Gas Pipeline Company of America and Peoples Gas, dated February 18, 2004.
31(a)	Certification of Thomas M. Patrick on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended June 30, 2004
None.

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document
10(e)	Amendment No. 4 to DSS Storage Agreement, Contract No. 117164 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 17, 2004.
10(f)	Amendment No. 2 to FTS Service Agreement, Contract No. 117117 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.

10(g)	Amendment No. 3 to FTS Service Agreement, Contract No. 113421 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.
10(h)	FTS Service Agreement, Contract No. 130625 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.
10(i)	FTS Service Agreement, Contract No. 130629 between Natural Gas Pipeline Company of America and North Shore Gas, dated February 18, 2004.
31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b. Reports on Form 8-K filed during the quarter ended June 30, 2004
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

August 10, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

August 10, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

August 10, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer