Form 10-K
period 2004-09-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2004-12-14
CIK 77388, 110101, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

IRS Employer
Commission	Exact Name of Registrant as Specified in Charter, State of Incorporation,	Identification
File Number	Address of Principal Executive Office and Telephone Number	Number

1-5540	PEOPLES ENERGY CORPORATION	36-2642766
(an Illinois Corporation) 130 East Randolph Drive, 24th Floor Chicago, Illinois 60601-6207 Telephone (312) 240-4000

2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
(an Illinois Corporation) 130 East Randolph Drive, 24th Floor Chicago, Illinois 60601-6207 Telephone (312) 240-4000

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(an Illinois Corporation) 130 East Randolph Drive, 24th Floor Chicago, Illinois 60601-6207 Telephone (312) 240-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Peoples Energy Corporation Common Stock, without par value	New York Stock Exchange, Chicago Stock Exchange, and Pacific Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.      Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Peoples Energy Corporation	Yes [x] No [ ]

The Peoples Gas Light and Coke Company	Yes [ ] No [x]

North Shore Gas Company	Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of the last business day of the registrant’s most recently completed second fiscal quarter:

Peoples Energy Corporation	Approximately $1.7 billion computed on the basis of the closing market price of $44.65 for a share of Common Stock on March 31, 2004.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date (November 30, 2004):

Peoples Energy Corporation
Common Stock, no par value, 37,847,573 shares outstanding

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

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Portions of the Company’s Notice of Annual Meeting and Proxy Statement to be filed on or about January 7, 2005	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

Contents

Item No.		Page No.

	Glossary of Terms	4
	Forward-Looking Information	6
Part I

Item 1.	Business	7
Item 2.	Properties	13
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
	Executive Officers of the Company	16
Part II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	95
Item 9B.	Other Information	96
Part III

Item 10.	Directors and Executive Officers of the Company	96
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions	97
Item 14.	Principal Accountant Fees and Services	97
Part IV

Item 15.	Exhibits and Financial Statement Schedules	98
	Signatures	101
	Exhibit Index	104
Amendment to the By-Laws
By-Laws
Amendment to the By-Laws
By-Laws
Credit Agreement
Form of Performance Share Award
Form of Annual Incentive Compensation Opportunity Letter
Severance Agreement
Severance Agreement
Severance Agreement
Severance Agreement
Confidentiality and Employment Agreement
Severance Agreement
Severance Agreement
Statement Re: Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Company
Consent
Consent
Consent
Consent
Certification
Certification
Certification
Certification
Form 11-K

WHERE TO FIND MORE INFORMATION
Peoples Energy Corporation makes available through its Internet Web site, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to the Securities and Exchange Commission. The Company’s Internet Web site address is http://www.PeoplesEnergy.com.

Peoples Energy Corporation

Glossary of Terms

Throughout this document, Peoples Energy Corporation, together with its consolidated subsidiaries, may be referred to as “Peoples Energy,” “the Company,” “management,” “we,” “us” or “our.” References to Peoples Gas and to North Shore Gas refer to The Peoples Gas Light and Coke Company and North Shore Gas Company, respectively. References to the Registrants mean Peoples Energy, Peoples Gas and North Shore Gas, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing are defined below:

Units of Measure

Bbl	Barrel
Bcf	Billion cubic feet
Bcfe*	Billion cubic feet of gas equivalent
Btu	British thermal unit
Dth	1 dekatherm = 10 therms
MBbls	Thousand barrels
MBd	Thousand barrels per day
Mcf	Thousand cubic feet
MDth	Thousand dekatherms
Mcfe*	Thousand cubic feet of gas equivalent
MMbtu	Million British thermal units
MMcfe*	Million cubic feet of gas equivalent
MMcfd	Million cubic feet of gas per day
MMcfed*	Million cubic feet of gas equivalent per day
Mwh	Megawatt-hour
Therm	100,000 Btu (approximately 100 cubic feet)

*	denotes that oil reserves have been converted to their cubic feet equivalents at a rate of 6 Mcf per barrel

Abbreviations

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Chicago	City of Chicago, Illinois
COBRA	Consolidated Omnibus Budget Reconciliation Act
Commission	Illinois Commerce Commission
Committee	Compensation Committee
DD&A	Depreciation, depletion and amortization
DDC Plan	Directors Deferred Compensation Plan
DSOP	Directors Stock and Option Plan
EPA	United States Environmental Protection Agency
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Interpretation No.
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
IEPA	Illinois Environmental Protection Agency
LDC	Local distribution company
LIFO	Last-in, first-out
LTIC	Long-Term Incentive Compensation
MD&A	Management’s Discussion and Analysis of Results of Operations and Financial Condition
NGL	Natural Gas Liquid
NYMEX	New York Mercantile Exchange
PRP	Potentially Responsible Party
PSA	Power Sales Agreement
RCRA	Resource Conservation and Recovery Act
ROD	Record of Decision
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SAR	Stock Appreciation Right
SCEP	Southeast Chicago Energy Project, LLC
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

Peoples Energy   4

Definitions

Basin	A geological feature in the earth’s subsurface that is composed of sedimentary rock and geological structures where oil and natural gas prospect and fields are potentially found.

Development well	Well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive.

Dry hole	Exploratory or development well that does not produce oil or gas in commercial quantities.

Exploratory well	Well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a gas field previously found to be productive of oil or in another reservoir, or to extend a known reservoir.

Field	Area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same geological structural feature or stratigraphic condition.

Gross acres or gross wells	The total acres or wells in which a working interest is owned.

Heating degree days	A unit of measure used to represent each degree that the mean temperature for a 24-hour period is less than 65 degrees Fahrenheit.

Lease operating expenses	Expenses incurred to operate the wells and equipment on a producing lease.

Mark-to-market	A re-valuation of an asset or liability to its current fair value.

Net acreage and net wells	Obtained by multiplying gross acreage and gross wells by the Company’s working interest percentage in the properties.

Weather normalized	Usage, revenue or operating income excluding the effects of deviations from normal weather.

Proved developed reserves	Portion of proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves	Estimated quantities of natural gas, NGLs and crude oil which geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests.

Proved undeveloped reserves	Portion of proved reserves that can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion.

Regulatory asset/liability	An asset or liability recorded by the Company as a result of certain costs or revenues qualifying for regulatory treatment and deferred until recovered or refunded through rates.

Reservoir	A porous, permeable sedimentary rock formation containing quantities of oil and/or gas enclosed or surrounded by layers of less permeable or impervious rock.

Working Interest	The ownership interest under an oil and gas lease after accounting for the interests reserved for the lessor or landowner.

Peoples Energy   5

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management’s expectations, the statements of the Company’s business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers’ gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment’s reserves for uncollectible accounts, capital expenditures of the Company’s subsidiaries, and environmental matters. These statements speak of the Company’s plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words “may,” “could,” “project,” “believe,” “anticipate,” “estimate,” “plan,” “forecast,” “will be” and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

•	adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries’ gas purchases;
•	the effects of the Company’s announced strategic restructuring;
•	the future health of the United States and Illinois economies;
•	the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts and interest expense;
•	adverse resolution of material litigation;
•	effectiveness of the Company’s risk management policies and the creditworthiness of customers and counterparties;
•	regulatory developments in the United States, Illinois and other states where the Company does business;
•	changes in the nature of the Company’s competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
•	the Company’s success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
•	operational factors affecting the Company’s Gas Distribution, Oil and Gas Production and Power Generation segments;
•	Aquila, Inc. (Aquila)’s financial ability to perform under its PSAs with Elwood Energy LLC (Elwood);
•	drilling risks and the inherent uncertainty of oil and gas reserve estimates;
•	weather and price effects on energy demand; and
•	terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail in Item 1— Business and Item 7— MD&A. All forward-looking statements included in this document are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

Peoples Energy   6

Part I

ITEM 1       Business

GENERAL
Peoples Energy is solely a holding company and does not engage directly in any business of its own, but does provide administrative services that support the business activities of its subsidiaries. Income is derived principally from the Company’s regulated utility subsidiaries, Peoples Gas and North Shore Gas. The Company also derives income from its other subsidiaries, Peoples Energy Resources Company, LLC (Peoples Energy Resources), Peoples Energy Services Corporation (Peoples Energy Services), Peoples Energy Production Company (Peoples Energy Production) and Peoples District Energy Corporation (Peoples District Energy). The Company and its subsidiaries had 2,370 employees at September 30, 2004 prior to restructuring. (See Item 7— MD&A— Executive Summary.)

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone (312) 240-4000).

The Company has six reportable business segments: Gas Distribution, Oil and Gas Production, Power Generation, Midstream Services, Retail Energy Services and Corporate and Other. (See Note 2 of the Notes to Consolidated Financial Statements for financial information about the Company’s business segments for the last three fiscal years.)

1. GAS DISTRIBUTION SEGMENT
Principal Products and Markets
The Gas Distribution segment is the Company’s core business. Its two regulated utilities (Peoples Gas and North Shore Gas) purchase, store, distribute, sell and transport natural gas to approximately one million customers through a 6,000-mile distribution system serving Chicago and 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial sales and transportation accounts that provide a broad and diversified foundation for the utilities’ business.

For fiscal 2004 and on September 30, 2004, the Gas Distribution segment accounted for 66 percent of revenues, 82 percent of operating income and 82 percent of capital assets.

Peoples Gas was formed in 1855 and had 1,636 employees at September 30, 2004, of which 892 are union employees, prior to restructuring. (See Item 7— MD&A— Executive Summary.) It has approximately 812,000 residential, commercial and industrial retail sales and transportation customers in Chicago.

North Shore Gas was formed in 1900 and had 210 employees at September 30, 2004, of which 145 are union employees, prior to restructuring. (See Item 7— MD&A— Executive Summary.) It has approximately 153,000 residential, commercial and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in traditional market segments, which include space-heating, water heating, clothes drying and cooking. North Shore Gas’ service territory has potential for expansion through increasing population density.

Competition
Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Midwest and the utilities’ respective service territories, such as electricity and diesel fuel.

Absent extraordinary circumstances, potential competitors are barred from constructing competing gas distribution systems in the utility subsidiaries’ service territories by a judicial doctrine known as the “first in the field” doctrine. In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

Peoples Energy   7

A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor’s service and reduce the distributor’s earnings. No Peoples Gas customers have been lost to bypass service; only one end-user in North Shore Gas’ service territory is served directly by a pipeline supplier. Both utility subsidiaries have a bypass rate approved by the Commission, which allows the utilities to negotiate rates with customers that are potential bypass candidates.

Since 2002, all customers have had the opportunity to choose a gas supplier. A substantial portion of the gas that Peoples Gas and North Shore Gas deliver to their customers consists of gas that the subsidiaries’ customers purchase directly from producers and marketers rather than from the utilities (see Current Sources and Availability of Natural Gas below). These direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.

Current Sources and Availability of Natural Gas
Peoples Gas and North Shore Gas have each entered into long-term and short-term firm gas supply contracts with various suppliers, including BP Canada Energy Marketing Corp., Occidental Energy Marketing, Inc., Oneok Energy Services Company, L.P., and Tenaska Marketing Ventures, with contract terms up to four years. When used in conjunction with contract peaking and contract storage, company-owned storage and peak-shaving facilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements. Although the Company believes North American gas supply to be sufficient to meet current and prospective United States market demands, it is unable to quantify or otherwise make specific representations regarding national supply availability and the cost of the supply.

Peoples Gas and North Shore Gas purchase firm transportation and storage services from interstate pipelines in the ordinary course of business. Seven interstate pipelines interconnect with Peoples Gas’ utility system and two interstate pipelines and one LDC interconnect with North Shore Gas’ utility system. Having multiple pipelines that serve the utilities’ service territories improves reliability, provides access to diverse supply and fosters competition among these service providers that can lead to favorable conditions for the utilities when negotiating new agreements.

The following table shows the expected design peak-day availability of gas in MDth during the 2004-2005 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas

	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration

Firm pipeline supply	320	2007–2008	58	2007–2008
Firm city-gate supply	156	2005	41	2005
Liquefied petroleum gas	—		40
Peaking Service:
Peoples Natural Gas Liquids	60		—
Storage gas:
Contract	583	2006–2007	233	2006–2007
Peoples-Manlove	993		—
Customer-owned	291		53

Total expected design
Peak-day availability	2,403		425

Peoples Gas and North Shore Gas forecast maximum peak day demands of 2,342 MDth and 414 MDth, respectively.

Peoples Energy   8

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas were as follows:

	Peoples Gas			North Shore Gas

For Fiscal Years Ended September 30,	2004	2003	2002	2004	2003	2002

Gas purchases	118,532	145,613	118,186	25,479	27,744	23,436
Liquefied petroleum gas produced	—	—	115	1	6	24
Customer-owned gas received	78,007	82,968	80,208	13,106	11,531	10,971
Underground storage—net	214	(9,634)	515	(964)	18	(6)
Exchange gas—net	—	—	(1,538)	—	—	—
Purchased storage compressor fuel, Company use, franchise requirements, and unaccounted-for gas	(4,435)	(9,139)	(6,338)	(647)	(851)	(960)

Total	192,318	209,808	191,148	36,975	38,448	33,465

Importance of Regulatory Environment
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

Peoples Gas and North Shore Gas are authorized, by statute and/or certificates of public convenience and necessity, to conduct operations in the territories they serve. In addition, these subsidiaries operate under franchises and license agreements granted to them by the municipalities they serve. Peoples Gas holds a perpetual, nonexclusive franchise to serve Chicago. North Shore Gas’ franchises with municipalities within its service territory are of various terms and expiration dates.

Impact on Sales and Rates. Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 Btu per cubic foot. Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers’ different uses and levels of consumption. In addition to the rate for distribution of gas, Peoples Gas and North Shore Gas each bills a gas charge representing the cost of gas and transportation and storage services purchased. This gas charge is determined in accordance with a rider to the rate schedules (Rider 2, Gas Charge) to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport and store gas supplies. The level of the Gas Charge under both subsidiaries’ rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, gains, losses and costs incurred under its hedging program, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refundable to or recoverable from customers. (See Notes 1I and 7 of the Notes to Consolidated Financial Statements.)

Commission rules place restrictions on when the utility subsidiaries may terminate or deny service to customers who do not pay their bills for utility service. Though each utility’s current rates were established to recover an estimated bad debt expense, in recent years bad debt expense has exceeded these estimates by significant amounts, particularly for Peoples Gas. Both the federal and state governments have legislation that provides for additional funding for assistance to low-income energy users, including customers of the Company’s utility subsidiaries. The state legislation creates a fund, financed by charges to electric and gas customers of public utilities, participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

Legislation and Regulation at Federal Level. The Company is a holding company as defined in the Public Utility Holding Company Act of 1935 (1935 Act). By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the SEC, pursuant to Section 3(a)(1) of the 1935 Act, exempted the Company and its subsidiary companies as such from the provisions of the 1935 Act, other than Section 9(a)(2) thereof.

Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities’ distribution systems by interstate pipelines. The pipelines’ services (transportation and storage service) are regulated by the FERC

Peoples Energy   9

under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See Impact on Sales and Rates and Current Sources and Availability of Natural Gas.)

Under United States Department of Transportation regulations, the Commission is responsible for monitoring Peoples Gas’ and North Shore Gas’ safety compliance program for its pipelines under 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

The Pipeline Safety Improvement Act of 2002 makes numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs. Such programs must include a baseline integrity assessment of an operator’s transmission facilities that must be completed within 10 years after enactment of the legislation. Peoples Gas owns and operates 429 miles of pipelines subject to this requirement, and North Shore Gas owns and operates 95 miles of pipelines subject to this requirement. Implementation of this legislation is not expected to have a material adverse effect on the financial condition or operations of the Company.

Seasonality
The business of the Company’s utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries’ customer load consists of space heating. Therefore, weather-related deliveries can have a significant positive or negative impact on net income. (For discussion of the Company’s weather insurance arrangements mitigating the effect of the seasonal nature of gas revenues on cash flow, see Item 7A— Quantitative and Qualitative Disclosures About Market Risk— Risk Management Activities— Weather Risk.)

During fiscal 2004, the Gas Distribution segment recorded 68 percent of its revenues from November through March.

Practices Relating to Working Capital
The seasonality of revenues causes the timing of cash collections to be concentrated from January through June. A portion of the winter gas supply needs is typically purchased and stored from April through November. Also, planned capital spending on the Gas Distribution facilities is concentrated in April through November. Because of these timing differences, the cash flow from customers is likely to be supplemented with temporary increases of short-term commercial paper and bank loans during the late summer and fall. Short-term debt is likely reduced over the January through June period.

Effects of Environmental Legislation
The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at the sites of former manufactured gas plant operations. (See Note 6A of the Notes to Consolidated Financial Statements.) In 1994, North Shore Gas received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado (Denver Site). North Shore Gas does not believe that it has liability for the response costs but cannot determine the matter with certainty. (See Note 6B of the Notes to Consolidated Financial Statements.)

Peoples Gas and North Shore Gas did not incur and do not anticipate any material expenditures to construct environmental control facilities due to normal operations.

2. OIL AND GAS PRODUCTION SEGMENT
The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States through direct ownership in oil, gas and mineral leases. Peoples Energy Production also has a 30 percent equity investment in EnerVest Energy, L.P. (EnerVest), which develops and manages a portfolio of oil and gas producing properties. Peoples Energy Production’s primary focus is on natural gas, with growth coming from low to moderate risk drilling opportunities and acquisition of proved reserves with upside potential that can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by Peoples Energy Production previously qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits expired on December 31, 2002.

Peoples Energy   10

Competition in acquiring oil and gas leases and producing properties in the Company’s targeted onshore basins is substantial. Competitors include the major oil companies, as well as many independents, some of which have significantly greater resources. In order to grow the current asset base, replace and expand reserves, and increase operating income, the Company must select and acquire from third parties quality producing properties and prospects for future drilling. The Company has no control over the timing of when these opportunities may become available. When available, the Company believes that it has the ability to evaluate opportunities quickly and to acquire properties without a financing contingency, which may give it a competitive advantage.

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which may carry substantial administrative, civil and even criminal penalties for failure to comply. The regulatory burden on the oil and natural gas extractive industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the Company’s operations, as well as the oil and gas exploration and production industry in general. The costs of such compliance have not been material to Peoples Energy Production to date. The Company believes that it is in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Oil and Gas Production segment. The Company currently has no material estimated capital expenditures for environmental control facilities.

3. POWER GENERATION SEGMENT
The Power Generation segment, through Peoples Energy Resources, is engaged in the development, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. Peoples Energy Resources and Dominion Energy, Inc. (Dominion) are equal investors in Elwood, which owns and operates a 1,400-megawatt peaking facility near Chicago. The plant capacity has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila. Due to the structure of these contracts and the fact that Elwood is a peaking facility, the majority of Elwood’s revenues and the Company’s equity earnings in this investment are recognized in the Company’s third and fourth fiscal quarters. Peoples Energy Resources is also a 29 percent owner of SCEP, a 350-megawatt peaking facility on Chicago’s southeast side. Power generated by SCEP is sold through a long-term contract with Exelon and revenue is recognized evenly throughout the year.

Peoples Energy Resources has also been involved in developing three power generation projects in the western United States. The projects, which are in the early stages of development, are located in New Mexico, Oregon and Texas. The proposed project in New Mexico is a 280-megawatt gas-fired peaking facility. The proposed Oregon project is a 1,150-megawatt gas-fired combined cycle facility located near Klamath Falls, Oregon, near the California-Oregon Border trading hub. The Texas project activity to date consists primarily of acquiring land options. The investments in the New Mexico and Oregon facilities have been limited to permitting work and buying land and water options. Peoples Energy Resources continues to work towards monetizing these power development sites.

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

Both Elwood and SCEP are public utilities under the Federal Power Act and subject to the jurisdiction of FERC with respect to wholesale electric rates and other matters. Elwood has received authority from FERC to make wholesale sales of electricity at market-based rates. The FERC’s order, as is customary with market-based rate schedules, reserves the right to revoke Elwood’s market-based rate authority if it is subsequently determined that Elwood or its affiliates possess excessive market power. SCEP has on file with the FERC a cost-based wholesale PSA with Exelon.

Peoples Energy   11

Air quality regulations of the EPA and the IEPA in accordance with the federal Clean Air Act and the Clean Air Act Amendments of 1990 require permits to construct and operate certain emission sources and impose restrictions on the emission of certain pollutants, including sulfur dioxide and nitrogen oxide. Elwood and SCEP are currently in compliance with these permitting requirements. The 1990 Amendments require the reduction of sulfur dioxide emissions from electric generating utilities to reduce acid rain. Elwood and SCEP comply with the sulfur dioxide emission limitations by purchasing sulfur dioxide allowances. The price of sulfur dioxide allowances is not expected to fluctuate in a manner that would have a material effect on Elwood or SCEP. Illinois has adopted regulations requiring reductions in nitrogen oxide emissions to begin in 2004. Elwood has complied with these reductions with the use of NOx allowances received from IEPA through the New Source Set Aside (NSSA) allowances. SCEP has complied with these reductions by receiving the necessary nitrogen oxide emission allowances from Exelon.

Illinois has enacted “multi-pollutant” legislation that establishes a rulemaking process that could lead to emission reduction requirements for nitrogen oxide, sulfur dioxide and mercury from certain electric generating units such as Elwood and SCEP and authorizes IEPA to establish a voluntary program for reducing greenhouse gas emissions. IEPA has not promulgated regulations implementing this legislation. Accordingly, management is not able to evaluate the impact, if any, of the legislation.

4. MIDSTREAM SERVICES SEGMENT
The Midstream Services segment provides wholesale services to marketers, utilities, pipelines and gas-fired power generation facilities. Peoples Energy Resources and Peoples Gas engage in activities in this segment. This segment is focused on the Midwest by providing value-added asset-based supply and services and is capitalizing on the reliability of hard assets and the strength of the Company’s balance sheet to assure performance.

“Asset-based” means that the Midstream Services segment has the physical assets, either through direct ownership or through contractual transportation and storage agreements, to provide services to utilities, pipelines, power plants and gas marketers in the upper Midwest marketplace. These services include gas transportation, storage and supply services. The phrase “asset-based” is intended to differentiate Peoples Energy Resources’ business from that of certain marketers in the wholesale natural gas business who enter into gas supply and storage contracts without the backing of physical or contractual assets, intending instead to always settle with counterparties on the delivery date through the payment of money without delivery of gas. The quarterly results of operations should not be considered indicative of the year as a whole.

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

Peoples Energy Resources owns a propane-based peaking plant and has several contractual assets of pipeline transportation and storage in the Midwest region which enables it to perform in other asset-based wholesale activities. Peoples Energy Resources also owns approximately 40 miles of small diameter pipes which are used to provide services to local refineries in the Chicago area.

As part of this segment, Peoples Gas utilizes its storage and pipeline supply assets as a natural gas hub. Hub activity is recorded as part of Midstream Services’ results due to the nature of its service to wholesalers. This activity is regulated by FERC and consists of providing wholesale transportation and storage services in interstate commerce.

5. RETAIL ENERGY SERVICES SEGMENT
Peoples Energy Services, the major contributor to the Retail Energy Services segment, provides gas, electricity and energy management services to industrial, commercial and residential customers regionally within Illinois.

Peoples Energy   12

Peoples Energy Services’ operating income can be influenced by seasonal weather conditions. Although margins per unit may not vary materially month-to-month, total margin can be impacted by usage. In addition, revenue sensitive items such as customer accounts receivable balances are typically impacted when natural gas or electric prices increase as certain products of the segment are tied to an index. However, some risk to accounts receivables and reserves for uncollectible accounts can be mitigated because of fixed price products. The quarterly results of operations and balances should not be considered indicative of the year as a whole.

Peoples Energy Services is one of the largest nonutility energy marketers in the northern Illinois retail energy marketplace. It is certified by the Commission as an Alternative Retail Electric Supplier (ARES), authorizing it to be a nonutility marketer of electricity, and as an Alternative Gas Supplier (AGS), authorizing it to be a nonutility marketer of natural gas for residential and small commercial customers; AGS certification is not required to serve other customers. As of September 30, 2004, there were a total of 12 ARESs in addition to three electric utilities offering supply service outside their service territories and nine AGSs in Illinois, as well as several other national gas marketers focused on the commercial and industrial segment. Peoples Energy Services was also recently licensed as an AGS by the Michigan Public Service Commission and expects to begin operations in this state in fiscal 2005. Peoples Energy Services has customers from a wide variety of commercial and industrial segments, as well as residential customers. This minimizes the impacts of business cycle risks in any one segment. The Company continually evaluates opportunities to further diversify its customer base and product offerings.

6. CORPORATE AND OTHER SEGMENT
Peoples District Energy is involved in district heating and cooling as a partner in Trigen-Peoples District Energy Company (Trigen-Peoples). This and certain business development activities do not fall under the five major business segments and are reported in the Corporate and Other segment. Corporate administrative activities that support the business segments, as well as consolidating adjustments, are also included in Corporate and Other.

ITEM 2       Properties

The Company’s assets consist primarily of its investments in its subsidiaries. The principal properties of those subsidiaries are described below.

GAS DISTRIBUTION
The properties of Peoples Gas and North Shore Gas consist primarily of its gas distribution system, which includes 6,357 miles of gas mains, approximately 610,995 service pipes, and odorization and regulation facilities. Peoples Gas owns and operates an underground gas storage reservoir and a liquefied natural gas plant at Manlove Field located in central Illinois. Peoples Gas also owns a natural gas pipeline system that runs from Manlove Field to Chicago with seven major interstate pipeline interconnects at various points. The underground storage reservoir also serves North Shore Gas under a contractual arrangement. General properties include a substantial investment in office and service buildings, garages, repair shops and motor vehicles, together with the equipment, tools and fixtures necessary to conduct utility business.

Most of the principal plants and properties of Peoples Gas and North Shore Gas, other than mains, services, meters, regulators and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located under public streets, alleys and highways, or under property owned by others under grants of easements. Meters and house regulators in use and a portion of services are located on premises being served. Certain storage wells and other facilities of the Manlove Field storage reservoir and certain portions of the transmission system are located on land held pursuant to leases, easements or permits. Peoples Gas leases its headquarters office in Chicago.

Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas or North Shore Gas are subject to (a) the first-mortgage lien of each utility’s respective mortgage to U.S. Bank National Association, as Trustee, to secure each utility’s respective outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

Peoples Energy   13

OIL AND GAS PRODUCTION
The Oil and Gas Production segment, through Peoples Energy Production, owns working interests in substantial oil and gas leasehold positions located in various areas of Texas, Louisiana, New Mexico, Arkansas, Oklahoma and North Dakota. The Company operates a number of Texas, New Mexico and Louisiana properties, with its principal operating areas being located in South Texas and along the Gulf Coast of Texas. As of September 30, 2004, total proved reserves were approximately 189.5 Bcfe, of which approximately 80 percent are operated by the Company. The Company also owns a 30 percent equity investment interest ($19.2 million) in EnerVest, which manages and develops a portfolio of oil and gas producing properties.

Information detailing the Company’s gas and oil operations is presented below:

Location of Oil and Gas Properties— Distribution of Production and Reserves

Peoples Energy   14

The following tables summarize certain property and drilling statistics for Peoples Energy Production’s oil and gas production activities.

At September 30, 2004

Proved reserves (Bcfe)	189.5

Productive wells
Gross oil wells	27
Net oil wells	16
Gross gas wells(1)	502
Net gas wells(1)	224

Acreage
Gross developed acres	105,334
Net developed acres	48,882
Gross undeveloped acres	18,470
Net undeveloped acres	12,277

(1)	28 gross (12 net) wells have multiple completions.

For Fiscal Years Ended September 30,	2004	2003	2002

Net Wells Drilled
Productive
Exploratory	2.2	1.0	0.2
Developmental	22.2	20.9	15.2

Dry
Exploratory	1.5	0.3	0.0
Developmental	0.2	3.2	0.6

As of September 30, 2004, 1 gross (0.25 net) well was in progress.

Peoples Energy Production leases office space in Houston, Texas. Total capital outlays in fiscal 2004 for drilling and exploration projects were approximately $102 million.

ITEM 3       Legal Proceedings

See Notes 6 and 7 of the Notes to Consolidated Financial Statements for a discussion of material legal proceedings. The Company, Peoples Gas and North Shore Gas are involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these other proceedings will have a material adverse effect on the Company’s, Peoples Gas’ and North Shore Gas’ financial position or results of operations.

ITEM 4       Submission of Matters to a Vote of Security Holders

None.

Peoples Energy   15

EXECUTIVE  OFFICERS  OF  THE  COMPANY

The following is a list of the names, ages and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.

	Age at
Name	11/30/2004		Position with the Company

Katherine A. Donofrio	47	Senior Vice President (Business Services) of the Company (2001). Ms. Donofrio is also Senior Vice President of Peoples Gas and North Shore Gas (2002). Prior to becoming Senior Vice President, Ms. Donofrio was Vice President of Utility Rates, Marketing and Business Development (1997). Prior to that she was Director of Regulatory Services (1996). Ms. Donofrio has been an employee of the Company and/or its subsidiaries since 1978.
Linda M. Kallas	45	Vice President and Controller (2004) of the Company. Ms. Kallas is also Vice President and Controller (2004) of Peoples Gas and North Shore Gas. Prior to becoming Vice President, Ms. Kallas was Assistant Vice President and Controller (2002). Prior to becoming Controller, Ms. Kallas was Director of Corporate Accounting (1999) and Manager of various accounting departments (1996). Ms. Kallas has been an employee of the Company and/or its subsidiaries since 1981.
Peter H. Kauffman	58	Assistant General Counsel and Secretary (1998) of the Company. Mr. Kauffman is also Assistant General Counsel and Secretary of Peoples Gas and North Shore Gas (1998). Mr. Kauffman has been an employee of the Company and/or its subsidiaries since 1972.
Mark J. McGuire	51	Associate General Counsel of the Company (2004). Mr. McGuire is also General Counsel of Peoples Gas and North Shore Gas (2003). Mr. McGuire is also a partner in the law firm of McGuireWoods LLP (2002). Prior to joining McGuireWoods, Mr. McGuire was a partner in the Chicago law firm of Jenner & Block (1993– 2001). Prior to that, Mr. McGuire served as Assistant General Counsel of both Peoples Gas and North Shore Gas (1985– 1993).
William E. Morrow	48	Executive Vice President of Operations (2004) of the Company and Vice Chairman (2004) and a Director (2000) of Peoples Gas and North Shore Gas. Mr. Morrow is also President of Peoples Energy Resources (2000). Prior to becoming Executive Vice President of Operations, Mr. Morrow was Executive Vice President of the Company (2000). Mr. Morrow was also Executive Vice President (2001) of Peoples Gas and North Shore Gas. Prior to becoming Executive Vice President, Mr. Morrow was Vice President (1999) of the Company and its utility subsidiaries. Prior to that Mr. Morrow was Vice President of Gas Supply (1996). Mr. Morrow has been an employee of the Company and/or its subsidiaries since 1979.

Peoples Energy   16

Thomas A. Nardi	50	Senior Vice President and Chief Financial Officer (2001) of the Company. Mr. Nardi is also Senior Vice President, Chief Financial Officer and a Director of Peoples Gas and North Shore Gas (2002). Prior to becoming Senior Vice President, Mr. Nardi was President of Peoples Energy Services (2000). Mr. Nardi has been an employee of the Company and/or its subsidiaries since 2000. Prior to working for the Company, Mr. Nardi was briefly employed by Andersen Consulting providing consulting services to the utility and energy industry. Prior to that, he was an officer and employee of Nicor Inc. (1981– 2000) where he most recently served as Senior Vice President Business Development (1995– 2000). Prior to that, he held various executive positions at Nicor such as Controller, Treasurer and Vice President Rates and Gas Supply.
Steven W. Nance	48	President of Peoples Energy Production Company, the Oil and Gas Production business segment of the Company (2000). Prior to working for the Company, Mr. Nance was an independent consultant and investor in the oil and gas business (1999– 2000). Prior to that, Mr. Nance was an employee of XPLOR Energy Inc., an independent oil and gas company where he was Chairman, President and Chief Executive Officer (1998– 1999), President and Chief Executive Officer (1997– 1998) and Executive Vice President and Chief Operating Officer (1997).
Thomas M. Patrick	58	Chairman, President and Chief Executive Officer (2002) and a Director (1998) of the Company. Mr. Patrick is also Chairman of the Board and Chief Executive Officer of Peoples Gas and North Shore Gas (2002). Prior to becoming Chairman, Mr. Patrick was President and Chief Operating Officer (1998) of the Company and its subsidiaries and Vice Chairman (2001) of both utility subsidiaries. Mr. Patrick has been an employee of the Company and/or its subsidiaries since 1976.
Desiree G. Rogers	45	President (2004) and a Director (2004) of Peoples Gas and North Shore Gas. Ms. Rogers is also Senior Vice President (Marketing and Communications) of the Company (2001). Prior to becoming President, Ms. Rogers was Senior Vice President of Peoples Gas and North Shore Gas (2001). Prior to becoming Senior Vice President, Ms. Rogers was Chief Marketing and Communications Officer of the Company (2000). Ms. Rogers has been an employee of the Company and/or its subsidiaries since 1997. Prior to working for the Company, Ms. Rogers was the Director of the Illinois State Lottery (1991– 1997).
Douglas M. Ruschau	46	Vice President (Finance) (2002) and Treasurer of the Company (2003). Mr. Ruschau is also Vice President (2002) and Treasurer (2003) of Peoples Gas and North Shore Gas. Mr. Ruschau became an employee of the Company in 2002. Prior to working for the Company, Mr. Ruschau was employed by Nicor Inc. (1980– 2002) as Assistant Vice President Finance (1998) and Assistant Treasurer (1993) where his responsibilities included oversight of financing activities, cash management, pensions and investments, investor relations, investment analysis and financial forecasting.
Theodore R. Tetzlaff	60	General Counsel of the Company (2003). Mr. Tetzlaff is also a partner in the law firm of McGuireWoods LLP. Prior to joining McGuireWoods, Mr. Tetzlaff was a partner in the Chicago law firm of Jenner & Block (1982– 2001) and also served during part of that time as General Counsel of Tenneco Inc. (1992– 1999).

Peoples Energy   17

Part II

ITEM 5       Market for the Company’s Common Stock and Related Stockholder Matters

The common stock of the Company is listed on the New York Stock, Chicago Stock and Pacific Exchanges (trading symbol: PGL). At November 30, 2004, there were 20,134 registered shareholders. There were no issuances of unregistered stock in the current fiscal quarter (See Notes 15 and 16 of the Notes to Consolidated Financial Statements).

All of the outstanding shares of common stock of Peoples Gas and North Shore Gas are owned by the Company.

The following table provides information about the Company’s purchases of its equity securities in fiscal 2004:

	(A)		(B)	(C)		(D)

						Maximum Number (or
	Total			Total Number of		approximate Dollar
	Number of		Average	Shares (or Units)		Value) of Shares (or
	Shares		Price Paid	Purchased as Part		Units) that May Yet Be
	(or Units)		Per Share	of Publicly Announced		Purchased Under the
Period	Purchased		(or Unit)	Plans or Programs		Plans or Programs

October, 2003	9,153	(2)	$42.20	9,153	(2)	Not applicable	(3)
January, 2004	2,234	(1)	$42.07	2,234	(1)	Not applicable	(3)
March, 2004	166	(2)	$43.65	166	(2)	Not applicable	(3)
May, 2004	69	(2)	$40.81	69	(2)	Not applicable	(3)

(1)	Represents options surrendered to the Company in connection with the exercise of options by one director under the Directors Stock and Option Plan, effective December 1, 1999, as amended in December 2002.
(2)	Represents shares of restricted stock cancelled to pay for taxes related to the vesting of restricted stock under the 1990 LTIC Plan. The 2004 Incentive Compensation Plan replaced the 1990 LTIC Plan.
(3)	Maximum number of shares cannot be determined as amounts to be purchased vary with individual tax status and market price of Company common stock.

ITEM 6       Selected Financial Data

Peoples Energy Corporation
(In Thousands, Except Per-Share Amounts)

For Fiscal Years Ended September 30,	2004	2003		2002		2001		2000

Operating revenues	$2,260,199	$2,138,394		$1,482,534		$2,270,218		$1,417,533
Net income	$81,564	$103,934		$89,071		$96,939		$82,942
Diluted earnings per share	$2.18	$2.87		$2.51		$2.74		$2.34
Total assets	$3,094,790	$2,928,538		$2,723,647		$2,976,144		$2,488,001
Capitalization:
Long-term debt	$897,377	$744,345		$554,014		$644,308		$419,663
Common equity	$870,083	$847,999		$806,324		$798,614		$770,260
Short-term debt	$55,625	$207,949	(1)	$377,871	(2)	$607,454	(3)	$568,215
Cash dividends declared per share	$2.15	$2.11		$2.07		$2.03		$1.99

(1)	Includes $152.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.
(2)	Includes $90.0 million of long-term debt ($75.0 million for Peoples Gas and $15.0 million for North Shore Gas) retired in fiscal 2003 and $202.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.
(3)	Includes $100.0 million of long-term debt retired in fiscal 2002 and $202.0 million of long-term debt of Peoples Gas classified as short-term due to bondholder tender rights.

Peoples Energy   18

ITEM 7	Management’s Discussion and Analysis of Results of Operations and Financial Condition

INTRODUCTION
In this section, management discusses the financial condition, results of operations, cash flows, and expected future performance of the Company and its five primary business segments. The discussion applies to Peoples Energy and its business segments on a consolidated basis with the exception of the section titled “Peoples Gas and North Shore Gas Discussions,” which provide information specific to the Company’s two regulated utility subsidiaries. Certain other results of operations and information specific to Peoples Gas and North Shore Gas are also found in Item 1— Business— Gas Distribution Segment and in this Item 7 under Liquidity and Capital Resources.

Management’s discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes. Unless otherwise noted, earnings per share are presented on a diluted basis.

EXECUTIVE SUMMARY
Peoples Energy is a diversified energy company comprised of five main business segments:

•	Gas Distribution
•	Oil and Gas Production
•	Power Generation
•	Midstream Services
•	Retail Energy Services

The Gas Distribution segment has the most significant impact on the Company’s consolidated financial results. The remaining segments represent a portfolio of complementary energy businesses that the Company has developed to diversify the sources of consolidated operating income.

The regulated gas distribution utilities, with service territories in Chicago and its North Shore suburbs, form the core of Peoples Energy. They have historically generated reliable earnings near the rate of return on equity allowed by the Commission, approximately 11 percent, since 1994. The diversified energy businesses use a low to moderate risk approach to develop assets and services that can provide long-term growth and supplement the base of utility earnings. Since 1998, the contribution of operating income from the Company’s diversified businesses has grown from an insignificant amount to $71.1 million in fiscal 2004, up 18 percent from $60.0 million in fiscal 2003.

The business environment in which Peoples Gas and North Shore Gas operate benefits from a fundamentally strong economic base. The service territories are mature, and natural gas has a high penetration in its markets. While these characteristics contribute to stable earnings and limited growth potential, gas usage per customer has declined steadily in recent years due to lower weather normalized demand primarily reflecting customer conservation. It is unclear how much of the load loss is permanent, but customers are reacting to higher bills by lowering their consumption.

Peoples Energy operates in a constructive regulatory climate that recognizes the challenges of the utility business environment in the utilities’ service territories. In response to declining customer usage and other economic pressures, management is considering seeking regulatory approval of alternative rate mechanisms that address the long-term interests of the utilities’ customers and Peoples Energy’s shareholders. Management believes that such mechanisms can provide benefits to all stakeholders and provide more reliable cash flows and lower borrowing costs for the Company’s utilities.
Strategic Restructuring. In fiscal 2004 the Company took actions to offset the decline in gas delivery margins by restructuring its utility and corporate support areas. The intent was to

•	enhance operating efficiency and customer service;
•	help protect utility customers from the impact of rising operating costs;
•	maintain solid financial results.

Peoples Energy   19

The restructuring resulted in the elimination of over 100 salaried positions, or about 10 percent of the Company’s non-union workforce. Overall, about 300 employees accepted the voluntary severance offer that accompanied the restructuring. In addition, the restructuring plan included key senior management changes affecting the Company and its utility subsidiaries, Peoples Gas and North Shore Gas. William E. Morrow was elected Executive Vice President of Operations for Peoples Energy. Desiree G. Rogers was elected President of Peoples Gas and North Shore Gas, succeeding Donald M. Field, who retired on September 30, 2004. (See Note 3 of the Notes to Consolidated Financial Statements.)

Accounts Receivable Adjustment. The Company’s fiscal 2004 financial statements include fourth quarter adjustments to operating income of $6.9 million ($4.2 million or $0.11 per diluted share after taxes). These adjustments were identified as part of the year-end financial reporting and control processes. Operating income of Peoples Gas and North Shore Gas reflect fourth quarter adjustments of $5.8 million ($3.5 million after taxes) and $1.1 million ($0.7 million after taxes), respectively. These adjustments on an after tax basis include amounts related to prior years totaling $3.0 million (net of taxes of $2.0 million), $2.6 million (net of taxes of $1.7 million) and $0.4 million (net of taxes of $0.3 million) for the Company, Peoples Gas and North Shore Gas, respectively.

The adjustments were identified as a result of reconciliations between the detailed customer billing records and the general ledger accounting systems of the Company’s two Gas Distribution utilities, Peoples Gas and North Shore Gas. These adjustments were made to bring the utilities’ accounting records into agreement with the customer records. They were not the result of any errors in customer bills. Differences between the two systems occurred over the past five years primarily due to certain routine billing adjustments made to detailed customer account records which were not correctly reflected in the utilities’ accounting system and resulting financial statements. (See Item 9A— Controls and Procedures for a discussion of this matter as it relates to management’s evaluation of disclosure controls and procedures).

The Company believes that the effects of these differences are not material to the results of operations and the financial condition of Peoples Energy, Peoples Gas and North Shore Gas for each of the affected years or to the trend of earnings for each company. If the adjustments had been recorded in the years in which the differences occurred, impacts on the Company’s consolidated net income would have been 1.5 percent or less for each of the affected years.

Fiscal 2004 Results
Net income for fiscal 2004 on a GAAP basis was $81.6 million, or $2.18 per diluted share, and includes a fourth-quarter charge of $17 million ($0.27 per share after taxes) for expenses related to the Company’s restructuring of its utility and corporate support areas. Fiscal 2004 ongoing net income (non-GAAP), defined as GAAP net income adjusted to exclude the effects of the restructuring charge, was $91.8 million, or $2.45 per diluted share. Fiscal 2003 GAAP net income was $103.9 million, or $2.87 per diluted share. Management believes that ongoing net income (non-GAAP) and ongoing operating income (non-GAAP) are useful for year over year comparisons since restructuring-related charges of this magnitude are infrequent and affect the comparability of ongoing operating results. Ongoing net income and ongoing operating income are used internally to measure performance against budget and in reports for management and the Board of Directors. While the decline in fiscal 2004 earnings was disappointing, reflecting the decline in deliveries and cost pressures, in other respects it was a very positive year. In addition to the corporate restructuring discussed earlier, operating income from our diversified energy businesses continues to grow and we have achieved progress in reducing utility bad debt expense.

Reconciliation of Fiscal 2004 GAAP and Non-GAAP Earnings

		Restructuring	Ongoing
(In Thousands, Except Per-Share Amounts)	GAAP	Charge	(Non-GAAP)

Operating Income	$164,351	$17,000	$181,351
Net Income	$81,564	$10,243	$91,807
Earnings Per Share— Diluted	$2.18	$0.27	$2.45

RESULTS OF OPERATIONS

Income Statement Variations
Fiscal 2004. The Company’s revenues and cost of energy sold increased $121.8 million and $138.8 million, respectively, for fiscal 2004 compared to fiscal 2003 due to:

•	higher realized commodity prices;

Peoples Energy   20

•	increased sales volumes in the Oil and Gas Production and Retail Energy Services segments, partially offset by a 7.6 percent decrease in Gas Distribution deliveries in fiscal 2004 resulting from warmer weather and lower normalized deliveries.

Operation and maintenance expense for fiscal 2004, excluding the restructuring charge (non-GAAP), increased $5.8 million, or two percent, compared to fiscal 2003. Significant items to note in fiscal 2004 were:

•	Higher pension expense of $11.6 million. Pension expense increased due to the ongoing effects of both lower pension plan returns in recent years and a lower discount rate. Pension expense for fiscal 2004 was $10.1 million.
•	Higher outside professional services ($4.2 million) mainly related to higher legal costs associated with the utilities’ ongoing gas reconciliation cases before the Commission.
•	Higher expense in the Oil and Gas Production segment ($5.6 million) resulting primarily from an increase in lease operating expense and exploration expense.
•	Insurance recoveries of $2.5 million related to mercury clean-up costs incurred in prior years.
•	Decreased provision for uncollectible accounts ($6.2 million), mainly as a result of improving credit and collection metrics in the Gas Distribution segment.
•	Lower corporate expenses resulting from the impact of a lower Peoples Energy stock price on the value of SARs ($2.5 million).
•	Lower utility environmental costs of $4.0 million. These costs are recovered through the utilities’ rate mechanism and a like amount is included in revenues; therefore, these costs do not affect operating income.

Other Variances for 2004.

•	Fiscal 2004 includes a $17.0 million restructuring charge resulting from the Company’s restructuring of its utility and corporate support areas.
•	DD&A for fiscal 2004 increased $7.3 million compared to fiscal 2003 mainly resulting from higher production and a higher depletion rate in the Oil and Gas Production segment and from higher depreciable property in the Gas Distribution segment.
•	Taxes, other than income taxes, which are typically directly related to the level of utility revenues, increased for fiscal 2004 by $2.8 million compared to fiscal 2003 primarily due to adjustments to reduce municipal and state utility tax accruals ($10.0 million) recorded in fiscal 2003. Absent this impact, these taxes declined due to lower levels of utility revenues. The comparison was also affected by a change in the state law for certain taxes, shifting the taxpayer liability from the Company to certain customers. This resulted in the Company recording the collected taxes only as a remittance liability where previous period amounts were recorded as both revenue and tax expense.
•	Equity investment income increased $2.5 million, primarily driven by EnerVest activity in the Oil and Gas Production segment.
•	Fiscal 2004 interest expense for the Company decreased $1.0 million from fiscal 2003 due primarily to lower interest rates. The reduction in rates was primarily the result of lower interest on variable rate debt and the retirement or refinancing of higher cost notes and bonds.
•	Income tax expense for fiscal 2004 decreased $21.3 million compared to fiscal 2003 resulting primarily from lower pretax income in fiscal 2004 and a lower effective tax rate due to fiscal 2004 adjustments in accrued income taxes based on updated estimates of income tax liabilities. Also impacting the variation was the ability under recent tax legislation to realize tax benefits from dividends reinvested in Peoples Energy stock under the Company’s Employee Stock Ownership Plan.

Fiscal 2003. The Company’s revenues and cost of energy sold increased $655.9 million and $546.9 million, respectively, for fiscal 2003 compared to fiscal 2002 due to:

•	higher realized commodity prices;
•	increased volumes sold in the Gas Distribution, Retail Energy Services and Midstream Services segments due to colder weather;
•	increased production in the Oil and Gas Production segment.

Operation and maintenance expense for fiscal 2003 increased $44.3 million compared to fiscal 2002. Significant items to note in fiscal 2003 were:

•	Higher pension expense ($21.7 million) due to the ongoing effects of both lower pension plan returns in recent years and a lower discount rate. Pension credits for 2003 totaled $1.5 million.

Peoples Energy   21

•	Higher operation expense in the Oil and Gas Production segment ($6.6 million) resulting primarily from an increase in lease operating expense and exploration expense.
•	Increased utility environmental costs of $14.7 million. These costs are recovered through the utilities’ rate mechanism and a like amount is included in revenues; therefore, these costs do not affect operating income.

Other Variances for 2003.

•	DD&A for fiscal 2003 increased $13.0 million compared to fiscal 2002 mainly resulting from increased production in the Oil and Gas Production segment.
•	Taxes, other than income taxes, increased for fiscal 2003 by $31.3 million compared to fiscal 2002 due to higher revenues in the Gas Distribution segment, offset by adjustments to reduce municipal and state utility tax accruals ($10.0 million).
•	Other income, net of other expense, for fiscal 2003 decreased $4.4 million compared to fiscal 2002 mainly due to a reduction in interest income along with the effects of a prior year insurance settlement.
•	Equity investment income increased $6.5 million primarily from income generated from a full year of activity at SCEP and increased contributions from Elwood and EnerVest.
•	Interest expense for fiscal 2003 decreased $7.0 million compared to fiscal 2002 due primarily to lower interest rates and reduced average borrowings outstanding.
•	Income tax expense for fiscal 2003 increased $12.9 million compared to fiscal 2002 resulting primarily from higher pretax income along with the expiration on December 31, 2002, of Section 29 income tax credits related to the Oil and Gas Production segment.

Segment Discussion
A summary of the Company’s operating income by segment (GAAP), and variations between periods, is presented below.

				Increase/(Decrease)

	For Fiscal Years Ended September 30,
				Fiscal 2004 vs.	Fiscal 2003 vs.
(In Thousands)	2004	2003	2002	Fiscal 2003	Fiscal 2002

Operating income:
Gas Distribution	$135,018	$174,382	$169,578	$(39,364)	$4,804
Oil and Gas Production	41,537	31,853	16,142	9,684	15,711
Power Generation	11,353	11,256	10,065	97	1,191
Midstream Services	11,243	13,521	12,802	(2,278)	719
Retail Energy Services	6,820	3,499	1,549	3,321	1,950
Other	143	(134)	(777)	277	643
Corporate and Adjustments	(41,763)	(24,863)	(24,949)	(16,900)	86

Total operating income	$164,351	$209,514	$184,410	$(45,163)	$25,104

Gas Distribution Segment. Revenues of Peoples Gas and North Shore Gas are directly impacted by fluctuations in weather because both companies have a large number of heating customers. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

Revenues of Peoples Gas and North Shore Gas are also affected by changes in the unit cost of the utilities’ gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a normal gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities’ tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1I of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts, customer demand and working capital needs.

Fiscal 2004 revenues decreased $18.0 million compared to fiscal 2003. The decreases were mainly due to a decline in deliveries ($79.5 million) resulting from weather that was nine percent warmer than the previous period and lower non-weather-related delivery variations ($26.3 million). Partially offsetting these effects was higher realized gas prices ($92.4 million). Operating income decreased $39.4 million compared with the previous year due mainly to the effects of weather ($14.8 million), lower non-weather-related delivery variations ($8.6 million) and the effect of the accounts receivable adjustment ($6.9 million) described in Note 16 of the Notes to Consolidated Financial Statements. Also contributing to a lower comparative fiscal 2004 operating income were reductions in municipal and state utility tax accruals recorded in fiscal 2003 ($10.0 million) and higher pension expense ($10.4 million). Pension expense for fiscal 2004 was $8.3 million. Partially offsetting these

Peoples Energy   22

effects was a decrease in the provision for uncollectible accounts ($6.0 million) mainly as a result of improved credit and collection experience, gains on property sales ($3.2 million) and an insurance recovery ($2.5 million) related to mercury clean-up costs incurred in prior years.

Fiscal 2003 revenues increased $445.1 million over fiscal 2002 resulting from higher gas prices ($315.0 million) and from increased deliveries due to weather that was almost 19 percent colder ($150.0 million). Operating income in fiscal 2003 increased $4.8 million compared with fiscal 2002 due mainly to the effects of weather ($29.6 million) and a reduction in the municipal and state utility tax accrual ($10.0 million), partially offset by fiscal 2002 weather insurance revenue ($8.7 million). The revenue tax accrual adjustment resulted primarily from the effect of higher uncollectibles on the tax liabilities, which are paid based upon cash receipts. Lower pension credits ($21.7 million), an increase in group insurance expense ($2.7 million) and higher other nonlabor operating expense partially reduced operating income. The fiscal 2003 pension credits totaled $2.1 million. The decrease in pension credits was expected due to the ongoing effects of both lower pension plan returns in recent years and the effect of falling interest rates on the discount rate assumption.

The utilities continue to improve in the collection of accounts receivable. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. The reserve for uncollectible accounts remains an estimate and could require future adjustments. The following table summarizes collection statistics for Peoples Gas and North Shore Gas combined.

	Gas Distribution
	Accounts Receivable Balance
	September 30,

(Dollars in Millions)	2004	2003	2002

Current	$62.6	$71.7	$62.1
30–89 days	20.9	25.4	23.2
90–149 days	19.2	21.7	19.8
150 days— active	14.3	22.9	20.4
150 days— terminated	32.1	35.9	39.7

Total 150 days	46.4	58.8	60.1

Accounts receivable	$149.1	$177.6	$165.2

Reserve balance	$27.5	$30.2	$32.1
Reserve to accounts receivable ratio	18.4%	17.0%	19.4%
Reserve to 90 days+	41.9%	37.5%	40.2%
Days sales outstanding	36.7	43.3	58.3

Peoples Energy   23

The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment

Gas Distribution Statistics

				Increase/(Decrease)
	For Fiscal Years Ended September 30,

				Fiscal 2004 vs.	Fiscal 2003 vs.
Margin Data (In Thousands)	2004	2003	2002	Fiscal 2003	Fiscal 2002

Gas Distribution revenues:
Sales
Residential	$1,148,499	$1,155,927	$794,865	$(7,428)	$361,062
Commercial	184,756	178,845	109,307	5,911	69,538
Industrial	30,324	31,462	19,385	(1,138)	12,077

Total sales	1,363,579	1,366,234	923,557	(2,655)	442,677

Transportation
Residential	32,354	37,533	32,038	(5,179)	5,495
Commercial	47,285	50,820	46,051	(3,535)	4,769
Industrial	19,437	20,333	20,510	(896)	(177)
Contract pooling	15,372	21,460	11,496	(6,088)	9,964

Total transportation	114,448	130,146	110,095	(15,698)	20,051

Other Gas Distribution revenues	16,437	16,064	33,645	373	(17,581)

Total Gas Distribution revenues	1,494,464	1,512,444	1,067,297	(17,980)	445,147
Less: Gas costs	868,518	847,878	463,844	20,640	384,034

Gross margin	625,946	664,566	603,453	(38,620)	61,113
Less: Revenue taxes	138,841	136,939	112,187	1,902	24,752
Environmental costs recovered	17,384	21,338	6,620	(3,954)	14,718

Net margin(1)	$469,721	$506,289	$484,646	$(36,568)	$21,643

Gas Distribution deliveries (MDth):
Gas sales
Residential	116,939	128,521	113,322	(11,582)	15,199
Commercial	20,303	21,555	17,345	(1,252)	4,210
Industrial	3,597	4,148	3,570	(551)	578

Total gas sales	140,839	154,224	134,237	(13,385)	19,987

Transportation
Residential	21,061	23,969	21,605	(2,908)	2,364
Commercial	43,646	45,074	42,724	(1,428)	2,350
Industrial	23,756	24,989	26,047	(1,233)	(1,058)

Total transportation	88,463	94,032	90,376	(5,569)	3,656

Total Gas Distribution deliveries	229,302	248,256	224,613	(18,954)	23,643

Gross margin per Dth delivered	$2.73	$2.68	$2.69	$0.05	$(0.01)

Net margin per Dth delivered	$2.05	$2.04	$2.16	$0.01	$(0.12)

Average cost per Dth of gas sold	$6.17	$5.50	$3.46	$0.67	$2.04

Actual heating degree days	6,091	6,684	5,639	(593)	1,045
Normal heating degree days(2)	6,427	6,427	6,427
Actual heating degree days as a percent of normal (actual/normal)	95	104	88

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment’s operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.
(2)	Normal HDD are based on a 30-year average of monthly temperatures at Chicago’s O’Hare Airport for the years 1970- 1999.

Oil and Gas Production Segment. Revenues for fiscal 2004 increased $17.4 million compared with fiscal 2003 due mainly to higher production volumes and higher realized commodity prices. On a gas equivalent basis, production increased eight percent compared to fiscal 2003 due primarily to the current and previous fiscal years’ acquisitions and successful drilling programs. Operating income for fiscal 2004 increased $9.7 million as a result of the increased revenues and higher income from the Company’s investment in EnerVest ($3.2 million), partially

Peoples Energy   24

offset by increases in lease operating ($2.5 million), exploration ($2.2 million) and DD&A expenses ($5.4 million). Lease operating expense increased due to an increase in workover expenses and a general increase in the cost of goods and services. Exploration expenses increased due to dry hole contributions. The increase in DD&A expense resulted from both higher production in fiscal 2004 and an increase in the DD&A rate.

Fiscal 2003 revenues increased $40.6 million over fiscal 2002. Operating income in fiscal 2003 increased $15.7 million over fiscal 2002. Fiscal 2002 results included the one-time benefit of a settlement on hedges of $5.1 million. Excluding that impact, fiscal 2003 results tripled due mainly to improved commodity prices and increased production. The increase in production was due to the impact of properties acquired and the success of the Company’s drilling program. The increase in fiscal 2003 DD&A expense of $14.6 million resulted from both higher production and an increase in the DD&A rate. The increase in the DD&A rate was caused by the inclusion of costs to develop reserves that were previously classified as proved undeveloped and the transfer of acquisition and development costs and reserves related to properties classified as unproved. These costs have been added to the depreciation, depletion and amortization pool. Fiscal 2003 production taxes increased $6.5 million primarily due to the increase in revenues before the impact of hedges.

The following table summarizes hedges in place as of October 26, 2004, for fiscal 2005 for the Oil and Gas Production segment.

Fiscal 2005

Gas hedges in place (MMbtus)	22,937,500
Gas hedges as a percent of estimated fiscal production(1)	80%
Percent of gas hedges that are swaps	40%
Average swap price ($/MMbtu)	$ 4.26
Percent of gas hedges that are no cost collars	60%
Weighted average floor price ($/MMbtu)	$ 4.46
Weighted average ceiling price ($/MMbtu)	$ 5.43
Oil hedges in place (MBbls)	442
Oil hedges as a percent of estimated fiscal production(1)	75%
Average hedge price ($/Bbl)	$27.98

(1)	Assumes fiscal 2005 production increases 10 percent over fiscal 2004 levels.

The following table summarizes operating statistics from the Oil and Gas Production segment.

For Fiscal Years Ended September 30,	2004	2003	2002

Total production— gas equivalent (MMcfe)	27,853	25,798	19,343
Daily average gas production (MMcfd)	67.0	62.7	46.1
Daily average oil production (MBd)	1.5	1.3	1.1
Daily average production— gas equivalent (MMcfed)	76.1	70.7	53.0
Gas production as a percentage of total production	88%	89%	87%
Percent of production hedged during the period— gas	94%	77%	91%
Percent of production hedged during the period— oil	77%	56%	91%
Net realized gas price received ($/Mcf)	$4.44	$4.16	$3.11
Net realized oil price received ($/Bbl)	$26.85	$22.90	$19.05
DD&A rate ($/Mcfe)	$1.69	$1.62	$1.40
Average lease operating expense ($/Mcfe)	$0.48	$0.42	$0.40
Average production taxes ($/Mcfe)	$0.34	$0.37	$0.16

Certain producing properties owned by Peoples Energy Production qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits expired on December 31, 2002. The amount recorded to income for fiscal 2003 and 2002 was $1.1 million and $4.5 million, respectively.

On December 31, 2003, the Company acquired, through a series of transactions, certain oil and gas properties located in Texas for approximately $33.1 million. The acquired reserves, 88 percent of which are natural gas, contributed approximately 3.3 MMcfe per day of production to the Company’s fiscal 2004 production. The majority of the acquired properties are located adjacent to or in close proximity to existing holdings of the Company, and each of the acquired properties is operated by the Company.

On July 30, 2004, the Company acquired certain oil and gas properties in east Texas from a private entity for approximately $10 million. The acquisition includes approximately 5,300 gross acres and estimated proved

Peoples Energy   25

undeveloped reserves of approximately 10 Bcfe, with an additional 10 to 20 Bcfe of low risk, upside reserve potential. Initial development of the acquired reserves will begin in fiscal 2005 with anticipated capital spending on these properties of between $10 million to $15 million. The acquired properties, which will be operated by the Company, are located in close proximity to the existing Peoples Energy Production holdings in east Texas.

Power Generation Segment. Results for fiscal 2004 were relatively unchanged from the prior period and primarily reflect income from the Company’s equity investments in the Elwood and Southeast Chicago natural gas-fired power generation facilities.

Fiscal 2003 operating income increased $1.2 million due to a full year of equity investment income generated from SCEP, which began commercial operations in July 2002, and lower operating costs ($1.2 million) associated with new investment opportunities, partially offset by fiscal 2002 site-development income.

This segment is engaged in the development of power generation sites. The costs of activities related to these sites are either expensed as incurred or are capitalized as specific site development assets, as appropriate. At September 30, 2004, $9.6 million was capitalized or deferred as investments related to this activity. The Company continues to work towards monetizing its Western power sites as described under Item 1— Business— Power Generation segment.

The electric capacity of Elwood has been sold through long-term contracts with Exelon, Engage and Aquila. In August 2004, Standard & Poor’s Rating Services (S&P) upgraded Aquila’s senior unsecured debt rating to B- with a negative outlook. In September 2004, Moody’s Investor Services (Moody’s) upgraded Aquila’s senior unsecured debt rating to B2 with a stable outlook. S&P and Moody’s ratings on Elwood’s bonds remain at B+ with a negative outlook and Ba2 with a stable outlook, respectively. As a result of earlier downgrading in Aquila’s credit ratings, Aquila provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.7 million. In the event Aquila does not fulfill its payment obligations or terminates its PSAs and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its PSAs, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila’s failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment. Revenues for fiscal 2004 increased $56.0 million compared with the previous period due to higher commodity prices and increased volumes. Operating income decreased $2.3 million due primarily to lower results from the hub ($3.7 million). The decreased hub results were primarily due to lower storage-related margins. Partially offsetting this effect was higher contributions from wholesale marketing activities and services associated with the Company’s propane-based peaking facility.

Revenues for fiscal 2003 increased $113.8 million as compared to fiscal 2002. The Company has been expanding its wholesale marketing activities. These activities were performed in a wholly-owned subsidiary in fiscal 2003 and therefore revenues and expenses increased versus fiscal 2002 when such activities were performed by enovate L.L.C. (enovate), an equity investment for a portion of the year. Fiscal 2003 operating income increased $0.7 million versus 2002 due to increased wholesale marketing activities ($2.9 million), partially offset by income in the prior year associated with enovate ($1.9 million).

The following table summarizes operating statistics for the Midstream Services segment.

For Fiscal Years Ended September 30,	2004	2003	2002

Wholesale volumes sold (MDth)	64,100	57,100	42,200
Hub volumes delivered (MDth)	19,381	19,501	24,551
Number of hub customers	32	28	31

Retail Energy Services Segment. Revenues for fiscal 2004 increased from last year by $72.3 million primarily due to continued customer and volume growth and higher gas and electric prices. Operating income increased by $3.3 million due to customer growth and enhanced gas margin, partially offset by a write-down of $1.1 million in assets related to exiting the distributed generation market.

Peoples Energy   26

Revenues for fiscal 2003 increased $83.3 million primarily due to increased deliveries associated with customer growth and colder weather, and higher natural gas commodity prices. Operating income increased $2.0 million, reflecting the benefits of the increased margins offset partially by increased operating expenses.

The following table summarizes operating statistics for Peoples Energy Services.

	For Fiscal Years Ended
	September 30,

(In Thousands, Except Customers)	2004	2003		2002

Gas sales usage sendout (Dth)	47,965	41,722		36,182
Number of gas customers	24,744	19,081	(*)	11,912	(*)
Electric sales usage sendout (Mwh)	1,113	924		854
Number of electric customers	1,901	1,463		1,005

*	Revised from previous year to align with industry practice.

Corporate and Other Segment. The operating loss for fiscal 2004 increased $16.6 million due primarily to the corporate restructuring plan resulting in aggregate charges of $17.0 million recorded in this segment.

Critical Accounting Policies
In preparing the Company’s financial statements using GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those that are important to the representation of the Company’s financial condition and results of operations. They require management’s most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. The Company discusses its critical accounting policies, in addition to certain less significant accounting policies, with senior members of management and the Audit Committee, as appropriate. There were no material changes in the application of each of the critical accounting policies listed below during fiscal 2004.

Regulated Operations. Due to the regulation of the Company’s utility subsidiaries, certain transactions are recorded based on the accounting prescribed in SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Under this statement certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates. Accordingly, actions of the Commission could have an effect on the amount recovered from or refunded to customers. Any differences between recoverable and refundable amounts and the amounts deferred would be recorded as income or expense at the time of any Commission action. If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continued through rates established and collected for the remaining regulated operations. No such change is foreseen by management. (See Note 1I of the Notes to Consolidated Financial Statements for a summary of regulatory assets and liabilities recorded under this policy.)

Environmental Activities Relating to Former Manufactured Gas Operations. The Company’s utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (manufactured gas sites). The utility subsidiaries are accruing and deferring the costs they incur in connection with environmental activities at the manufactured gas sites pending recovery through rates or other entities. The amounts deferred include costs incurred but not yet recovered through rates and management’s best estimates of the costs that the utilities will incur in investigating and remediating the manufactured gas sites. Management’s estimates are based upon an ongoing review by management and its outside consultants of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other PRPs. (See Notes 1I and 6 of the Notes to Consolidated Financial Statements for deferred environmental costs recorded as regulatory assets and a discussion of environmental matters.)

Peoples Energy   27

Retirement and Postretirement Benefits. The calculation of pension expense (credits) relies on actuarial assumptions including discount rate, long-term rate of return on assets and assumed future increases in compensation. These assumptions are determined annually and changes to the assumptions can have a material effect on the amounts recorded from year to year. The Company bases its discount rate assumption on yields of high quality long-term, fixed-income bonds. A decrease in the assumed discount rate of 25 basis points would have increased fiscal 2004 pension expense by $1.0 million.

Additionally, when an employee retires and takes his/her retirement benefit as a lump sum, a settlement amount under SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” is calculated representing a portion of unrecognized gains and losses. The Company has chosen to record this amount in the current period instead of amortizing the difference over the expected average service life of the remaining participants. Both methods are acceptable under GAAP. Therefore, the timing of retirements can have an effect on the amount recorded in any given year. (See Note 9 of the Notes to Consolidated Financial Statements for current year assumptions.)

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. Through the use of an independent actuary, the Company accrues the expected costs of such benefits during a portion of the employees’ years of service. This accrual is based on assumptions regarding discount rates, rate of return on assets and health care cost trend rates. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2004, by $16.1 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $2.0 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2004, by $13.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.7 million annually. A decrease in the assumed discount rate of 25 basis points would have increased postretirement benefit cost expense by $0.4 million. (See Note 9 of the Notes to Consolidated Financial Statements for current year assumptions.)
Derivative Instruments and Hedging Activities. The Company enters into financial derivative contracts to hedge price risk on natural gas and oil purchases and sales. For each contract, management must determine whether the underlying transaction qualifies as a hedge under derivative accounting rules. If contracts do qualify as hedges, they will have a minimal effect on income until settled. Otherwise the change in the fair value of these contracts would be recorded in income monthly and result in potentially significant impacts, both positive and negative. Additionally, due to the nature of the Company’s businesses, most of the Company’s contracts for physical purchases and sales of gas, oil or power meet the definition of a derivative, but are exempt from derivative accounting requirements under the normal purchases and sales exemption. Under this exemption, if the transactions are clearly intended to meet the requirements of the customers, mark-to-market accounting is not required. Management judgment is required to make this determination. The Company manages its interest rate risk by maintaining the levels of floating and fixed rate interest payments within a specified range. (See Note 1J of the Notes to Consolidated Financial Statements for further discussion of the Company’s cash flow and fair value hedging strategies and the mark-to-market derivative instruments.)
Provision for Uncollectible Accounts. The Company’s subsidiaries accrue for estimated uncollectible accounts as revenues are recorded. The accrual rates are established based upon historical experience and projections of future charge-offs resulting from various factors, including the impacts of natural gas prices and weather. Each quarter, the Company’s subsidiaries update the projection of future charge-offs based upon the most current information available, and adjust the reserve for uncollectible accounts, if necessary.

Other Matters
The American Jobs Creation Act of 2004 (the Act) was signed into law on October 22, 2004. Given what is known currently, management believes that the Act will not have any significant adverse effect on the financial condition or results of operations of the Company.

Peoples Energy   28

LIQUIDITY AND CAPITAL RESOURCES
The following is a summary of cash flows for the Company:

	For Fiscal Years Ended September 30,

(In Thousands)	2004	2003	2002

Net cash provided by operating activities	$202,292	$205,779	$328,092
Net cash used in investing activities	$(164,763)	$(169,499)	$(14,512)
Net cash provided by (used in) financing activities	$(43,949)	$(28,065)	$(373,313)

Cash provided by operating activities decreased for fiscal 2004 as compared to fiscal 2003 primarily due to lower net income partially offset by favorable net changes to working capital. The decrease in net cash used in investing activities in fiscal 2004 compared to 2003 was due primarily to an increase in the return of capital from the Company’s equity method investments, partially offset by increased capital spending in the Oil and Gas Production segment. The increase in net cash used in financing activities in fiscal 2004 compared to 2003 was primarily due to a decrease in the issuance of long-term debt in 2004, partially offset by a decrease in the retirement of the Company’s short-term and long-term debt.

Cash provided by operating activities decreased in fiscal 2003 compared to fiscal 2002 primarily due to working capital needs related to higher gas prices and increased storage for Peoples Gas and the Midstream Services segment. The increase in net cash used in investing activities in fiscal 2003 compared to 2002 was primarily due to the distribution by Elwood in fiscal 2002 of cash proceeds from Elwood’s project financing to reimburse the Company for previous advances made to Elwood. The net cash used in financing activities decreased in fiscal 2003 compared to 2002 primarily due to the retirement in fiscal 2002 of $300.3 million of debt and to increased proceeds of $44.8 million from the issuance of common stock in fiscal 2003.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations below for more detail.

Balance Sheet Variations
Total assets at September 30, 2004, increased $166.3 million as compared to September 30, 2003, primarily due to additional capital investment in the Oil and Gas Production segment, increases in receivables from hedges, increases in regulatory assets and increased gas inventory levels. These items were offset, in part, by a reduction in customer receivables. The Company’s decrease in current liabilities was driven primarily by refinancing short-term debt with long-term debt, partially offset by increases related to hedging and regulatory liabilities. The Company’s capitalization increased as a result of the refinancing of a portion of short-term debt with long-term debt, fiscal year-to-date earnings, net of dividends declared, and common stock issued through the continuous equity program, dividend reinvestments and LTIC plans.

Changes in Debt Securities
During fiscal 2004, the Company took advantage of the low interest rate environment to refinance existing debt to term-up adjustable rate debt. In general, debt classified as short-term due to the technical tender provisions was replaced by long-term debt. (See Note 12A of the Notes to Consolidated Financial Statements for details of fiscal 2004’s refinancing activity.)

In January, 2005 Peoples Gas expects to execute an agreement to issue bonds in the amount of $50 million in June, 2005 for the purpose of refinancing the outstanding, 6.10% Series FF bonds due June 1, 2025.

Financial Sources
The Company and Peoples Gas have access to outside capital markets, commercial paper markets and internal sources of funds that together provide sufficient resources to meet their working capital and long-term capital requirements. North Shore Gas has access to outside capital markets and uses internal sources of funds and loans from the Company to meet working capital and long-term capital requirements. The Company does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities’ cash collections occurs between January and June. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time to time on a short-term basis. Short-term borrowings are

Peoples Energy   29

repaid with cash from operations or other short-term borrowings or are refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

In addition to cash generated internally by operations, as of September 30, 2004, the Company has credit facilities of $425.0 million (Peoples Energy, $225.0 million; Peoples Gas, $200.0 million). These various facilities primarily support the Company’s and Peoples Gas’ ability to borrow using commercial paper. As of September 30, 2004, $200.4 million of Peoples Energy’s $225.0 million line was available and $169.0 million of Peoples Gas’ $200.0 million facilities were available. The Company’s credit facilities generally contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company’s debt-to-total capital ratio exceeds 65 percent. The credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. As of September 30, 2004, North Shore Gas had $3.8 million of loans from Peoples Energy. Peoples Gas had no such loans outstanding at September 30, 2004.

The current credit ratings for the Company, Peoples Gas and North Shore Gas are summarized on the table below.

Peoples Gas/
	Corporate		North Shore	Company	Peoples Gas
	Credit	Company Senior	Gas Senior	Commercial	Commercial
	Rating	Unsecured Debt	Secured Debt	Paper	Paper

Moody’s	A3	A3	Aa3	P-2	P-1
Standard and Poor’s	A-	BBB+	A-	A-2	A-2
Fitch Ratings	A	A	AA-	F1	F1

Moody’s describes double-A rated debt (Aa1, Aa2 and Aa3) as high-grade and single-A rated debt (A1, A2 and A3) as upper-medium grade. S&P describes A-rated debt (A+, A and A-) as strong and triple-B rated debt (BBB+, BBB and BBB-) as adequate. Fitch Ratings (Fitch) describes double-A rated debt (AA+, AA and AA-) as having a very high credit quality and single-A rated debt (A+, A and A-) as having high credit quality. The lowest investment grade credit ratings for Moody’s is Baa3, for S&P is BBB- and for Fitch is BBB-. Thus, all three credit rating agencies give the Company, Peoples Gas and North Shore Gas investment grade ratings.

Regarding short-term ratings applicable to commercial paper, Moody’s describes the P-1 rating as indicating a superior repayment ability and P-2 as indicating a strong repayment ability. S&P describes an A-2 rating as satisfactory. Fitch describes the F1 ratings (F1+ and F1) as indicating the highest credit quality.

During the month of July 2004, North Shore Gas’ external credit facilities were allowed to expire and the commercial paper ratings for North Shore will not be renewed upon expiration. Short-term credit needs will be met through internal resources or borrowings from the Company.

Changes in Equity Securities
The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or “at-the-market” offerings. As of September 30, 2004, a total of 1,235,700 shares of common stock had been issued through the continuous equity offering, 377,400 shares in fiscal 2004 and 858,300 shares in fiscal 2003. Proceeds, net of issuance costs, totaled $15.5 million in fiscal 2004 and $32.4 million in fiscal 2003. Subsequent to September 30, 2004, and through the date of filing the Company’s Form 10-K with the SEC, the Company has not issued any additional shares under this registration statement. In addition, the Company issues common stock through various plans such as its Direct Purchase and Investment Plan and its ESPP. (See Note 15 of the Notes to Consolidated Financial Statements.)

Financial Uses
Capital Spending. In fiscal 2004, the Company spent $189.4 million on capital projects. The Gas Distribution segment spent $78.3 million on property, plant and equipment, of which $67.7 million was spent by Peoples Gas and $10.6 million was spent by North Shore Gas. The majority of the remaining $111.1 million was spent by the Oil and Gas Production segment, which spent $102.4 million on the acquisition of reserves, drilling projects and the exploitation of the acquired and existing assets. Management currently estimates that capital spending for fiscal 2005 will total approximately $160 million.

Peoples Energy   30

Working Capital Credit Facility. Elwood, the Company and Dominion have entered into a revolving working capital credit facility under which the Company and Dominion will fund Elwood’s working capital requirements up to a maximum aggregate amount of $10.0 million. The facility is dated June 28, 2002, and commenced July 1, 2002. The outstanding loans would earn interest at the A-2/ P-2 commercial paper rate plus 50 basis points. At September 30, 2004, the entire amount was available.

Dividends. On February 4, 2004, the Company’s Board of Directors voted to increase the regular quarterly dividend on the Company’s common stock from 53 cents per share to 54 cents per share. The first payment at this new level was made on April 15, 2004, to shareholders of record at the close of business on March 22, 2004.

Interest Coverage
The fixed charges coverage ratios for the Company, Peoples Gas and North Shore Gas are as follows:

For Fiscal Years Ended September 30,	2004	2003	2002

Peoples Energy	3.29	4.40	3.62
Peoples Gas	4.30	6.62	6.31
North Shore Gas	5.83	7.45	5.13

The decrease in the ratio for the Company in fiscal 2004 reflects lower pretax income partially mitigated by lower interest expense. The increase in the ratio for the Company in fiscal 2003 reflects higher pretax income and lower interest expense due to lower interest rates and lower average borrowing requirements.

The decrease in the ratio for Peoples Gas in fiscal 2004 reflects lower pretax income partially mitigated by lower interest rates. The slight increase in the ratio for Peoples Gas in fiscal 2003 reflects higher pretax income and slightly lower interest expense due to lower interest rates on variable rate debt and to the retirement or refinancing of higher cost notes and bonds.

The decrease in the ratio for North Shore Gas in fiscal 2004 reflects lower pretax income while interest expense was flat. The increase in the ratio for North Shore Gas in fiscal 2003 reflects higher pretax income and lower interest expense due to lower interest rates.

Commitments and Contractual Obligations
Off-Balance Sheet Arrangements. Off-balance sheet debt at September 30, 2004 and 2003, consists of the Company’s pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples ($15.0 million and $15.4 million), EnerVest ($2.5 million and $2.7 million) and Elwood ($182.7 million and $190.0 million). The Company believes this off-balance sheet financing will not have a material effect on the Company’s future financial condition. The Company also has commercial obligations of $70.4 million in guarantees, $7.4 million in letters of credit and $37.5 million in operating leases at September 30, 2004. (See Notes 4 and 8 of the Notes to Consolidated Financial Statements for further descriptions and details of the Company’s off-balance sheet arrangements.)
Contractual Obligations. The Company has certain contractual obligations directly related to the Company’s operations and unconsolidated equity investees. The majority of these are guarantees of debt service and performance (related to unconsolidated equity investees), as well as substantial commitments for gas supply, transportation and storage. (See Note 8 of the Notes to the Consolidated Financial Statements.)

Peoples Energy   31

The following table summarizes the Company’s long-term minimum contractual cash obligations.

	Payments Due by Period

		Less than	1 to 3	4 to 5	More than
(In Millions)	Total	1 Year	Years	Years	5 Years

Total debt (See Note 12)	$953.0	$55.6	$—	$—	$897.4
Estimate of interest payments on debt(1)	794.4	47.6	149.8	98.8	498.2
Operating leases (See Note 8C)	37.5	3.8	9.8	6.7	17.2
Purchase obligations(2)	505.8	279.1	161.8	50.8	14.1
Minimum pension funding(3) (See Note 9)	52.3	3.8	44.0	4.5	—

Total contractual cash obligations	$2,343.0	$389.9	$365.4	$160.8	$1,426.9

(1)	Includes interest on fixed and adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at 9/30/04.
(2)	Includes gas purchases, storage, transportation, information technology-related and miscellaneous long-term and short-term capital purchase commitments.
(3)	Minimum pension funding is an estimate of the contributions that would be required pursuant to the Employee Retirement Income Security Act to fund benefits earned as of October 1, 2004. Additional contributions may be made to fund benefits accruing after October 1, 2004, or on a discretionary basis.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 6A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for environmental costs associated with the Denver Site. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 6B of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2004, 2003, 2002 and 2001 costs are currently pending before the Commission. In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas’ gas reconciliation proceedings. On September 22, 2004, the Court granted a motion to dismiss all counts against Peoples Gas. On October 21, 2004, the plaintiffs filed an amended complaint against the Company. On November 22, 2004, the Company filed a motion to dismiss the amended complaint. (See Note 7 of the Notes to Consolidated Financial Statements.)

Indenture Restrictions
North Shore Gas’ indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2004, such restrictions amounted to $6.9 million of North Shore Gas’ total retained earnings of $80.3 million.

Peoples District Energy owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and The Prudential Insurance Company of America related to Trigen-Peoples’ project financing prohibits any distribution that would result in the partners’ total capital account in Trigen-Peoples being less than $7.0 million. At September 30, 2004, the partners’ capital account was $7.3 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership’s debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples’ debt service coverage ratios for the last four fiscal quarters starting with the most recent quarter were 1.97 to 1.0, 1.85 to 1.0, 2.09 to 1.0, and 1.72 to 1.0.

Peoples Energy Resources owns a 50 percent equity interest in Elwood. Elwood’s trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 6, 2004, the most recent

Peoples Energy   32

semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood’s actual debt service coverage ratio exceeded 1.5 to 1.0.

BUSINESS RISK FACTORS
Investors should consider carefully the following factors that could cause the Company’s operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and management cannot predict those risks or estimate the extent to which they may affect the Company’s financial performance.

Peoples Energy is a holding company and its assets consist primarily of investments in its subsidiaries; covenants in certain of the Company’s financial instruments may limit its ability to pay dividends, thereby adversely impacting the valuation of the Company’s common stock and access to capital.
The Company’s assets consist primarily of investments in subsidiaries. Dividends on its common stock depend on the earnings, financial condition and capital requirements of the Company’s subsidiaries, principally Peoples Gas and North Shore Gas and the distribution or other payment of earnings from the subsidiaries to the Company in the form of dividends, loans, advances or repayment of loans and advances. The subsidiaries are distinct legal entities and have no obligation to pay any dividends or make advances or loans to the Company. Peoples Energy’s ability to pay dividends on its common stock may also be limited by existing or future regulatory restrictions or agreement covenants limiting the right of its subsidiaries to pay dividends on their common stock.

Commodity price changes may affect the operating costs and competitive positions of the Company’s businesses, thereby adversely impacting its results of operations.
The Company’s energy businesses are sensitive to changes in natural gas, oil, electricity and other commodity prices. Any changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. In the case of the Gas Distribution operations, costs for purchased gas and pipeline capacity are recovered through retail customers’ bills, but increases in gas costs affect total retail prices and, therefore, the competitive position of the Company’s Gas Distribution businesses relative to electricity and other forms of energy. In addition, the timing and extent of high natural gas prices can materially adversely affect the Gas Distribution segment’s accounts receivable, provision for uncollectible accounts, fuel cost and interest expense. To control this risk, the Company hedges approximately 60 percent of normal weather purchase volumes each year. All gains, losses and costs from this program flow to the Gas Charge.

The Company’s earnings growth and the carrying value of the Company’s oil and gas producing properties depends in part upon the prices received for its natural gas and oil production. Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future. The prices for natural gas and oil are subject to a variety of additional factors that are beyond the Company’s control. These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas and oil, commodity processing, gathering and transportation availability, the level of imports of, and the price of, foreign natural gas and oil, the price and availability of alternative fuel sources, weather conditions, political conditions or hostilities in natural gas and oil producing regions. Further, because approximately 92 percent of the Company’s proved reserves at September 30, 2004, were natural gas reserves, the Company is substantially more sensitive to changes in natural gas prices than to changes in oil prices. Declines in natural gas and oil prices would not only reduce revenue, but could reduce the amount of natural gas and oil that can be produced economically and, as a result, could adversely affect the financial results of the Oil and Gas Production segment.

A significant decline in natural gas and oil prices could result in a downward revision of the Company’s reserves and a write-down of the carrying value of natural gas and oil properties, that would negatively impact the Company’s net income and stockholders’ equity.

The Company has a risk management policy that governs the use of financial derivatives and commodity transactions to manage (hedge) price risk. The policy does not allow speculative trading in any business segment. A hedge strategy is designed to capture and manage the underlying price risk for each business. The Company purchases and sells fixed-price swaps, futures, options and collars to hedge the price impact for itself and its customers, protect margins and control investment return.

Peoples Energy   33

The Company’s operating results may be adversely affected by abnormal weather.
The Company’s Gas Distribution businesses have historically delivered less natural gas, and consequently earned less income, when weather conditions are milder than normal. Mild weather in the future could diminish the Company’s revenues and results of operations and harm its financial condition. (See Item 7A— Quantitative and Qualitative Disclosures about Market Risk— Weather Risk for a discussion on the use of insurance to manage this risk.)

The Company’s Gas Distribution subsidiaries depend on storage and transportation services purchased from interstate pipelines and on a storage field owned by Peoples Gas to meet their customers’ gas requirements.
Peoples Gas and North Shore Gas meet a significant percentage of their customers’ peak day, seasonal and annual gas requirements through withdrawals, pursuant to contracts, from storage facilities owned and operated by interstate pipelines and through deliveries of gas transported on interstate pipelines with which they or their gas suppliers have contracts. Peoples Gas and North Shore Gas each contracts with multiple pipelines for these services, and it has gas supply contracts with multiple suppliers. If a pipeline were to fail to perform storage or transportation service, including for reasons of force majeure, on a peak day or other day with high volume gas requirements, Peoples Gas’ and North Shore Gas’ ability to meet all their customers’ gas requirements may be impaired unless or until alternative supply arrangements were put in place. Likewise, Peoples Gas plans on meeting approximately 40 percent of its peak day requirements from its own storage field. If that storage field, or the Peoples Gas-owned transmission pipeline used to transport storage gas to the market, were to be out of service for any reason, this could impair Peoples Gas’ ability to meet its customers’ full requirements on a peak day. Also, North Shore Gas purchases a storage service from Peoples Gas, and its ability to serve its customers could be adversely affected by failures at Peoples Gas’ storage field.

The Company’s operations are subject to operational hazards and uninsured risks.
The Company’s Gas Distribution, Oil and Gas Production, Power Generation and Midstream Services operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, damage caused by excavators, explosions, release of toxic substances, fires, adverse weather conditions, and other hazards, each of which could result in damage to or destruction of the Company’s facilities or damages to persons and property. In addition, the Company’s operations face possible risks associated with acts of intentional harm on these assets. The nature of the risks is such that some liabilities could exceed the Company’s insurance policy limits, or, as in the case of environmental fines and penalties, cannot be insured. As a result, we could incur substantial costs that could adversely affect our future results of operations, cash flows or financial condition. A substantial portion of the Company’s oil and gas production is transported on or processed by third party pipelines and processing plants. Those pipelines and processing plants are subject to the same risks.

The Company’s oil and gas producing operations involve many risks associated with estimates and assumptions used in making capital expenditure decisions.
In addition to the operational risks described above, the Company’s oil and gas drilling operations are also subject to the risk of not encountering commercially productive reservoirs and the Company may not recover all or any portion of its investment in those wells. Drilling for natural gas and oil can be unprofitable, not only because of dry holes but also due to wells that are productive but do not produce sufficient net reserves to return a profit at then realized prices after deducting drilling, operating, production taxes and other costs.

In addition, estimating quantities of proved natural gas and oil reserves is a complex process that involves significant interpretations of technical data and assumptions that result in reserve estimates being inherently imprecise. The Company utilizes a 10 percent discount factor when estimating the value of its reserves, as prescribed by the SEC, and this may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company’s production business or the natural gas and oil industry, in general, are subject. Any significant variations from the interpretations or assumptions used in the estimates or changes of conditions could cause the estimated quantities and net present value of the Company’s reserves to differ materially from amounts disclosed in this document.

The natural gas and oil reserve data included in this document represent the Company’s best estimates. The Company uses outside reservoir engineers to provide an unbiased analysis of reserves and future production. These analyses are the basis for the Company’s reserve estimates. Investors should not assume that the present values referred to in this document represent the current market value of the Company’s estimated natural gas

Peoples Energy   34

and oil reserves. The timing of the production and the expenses from development and production of natural gas and oil properties will affect both the timing of actual future net cash flows from proved reserves and their present value.

The agencies that regulate the Company’s utility businesses and their customers affect profitability and potential regulatory changes may adversely affect the Company’s businesses due to reductions in revenues or increased capital expenditures.
The Company’s utility subsidiaries are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests and other matters. If the utilities’ tariff rates were reduced in a future proceeding, the profitability of the utilities’ businesses could be reduced. The utility subsidiaries and Peoples Energy Resources are also subject to U.S. Department of Transportation rules applicable to owners and operators of certain pipeline facilities. Regulatory requirements relating to the integrity of these pipelines require capital spending in order to maintain compliance with these requirements. Any additional laws or regulations that are enacted could significantly increase the amount of these expenditures.

Peoples Gas’ and Peoples Energy Resources’ midstream gas services that are reflected in the Midstream Services segment are regulated by the FERC. Additional or different regulations imposed by the FERC could affect the profitability of the Midstream Services segment.

The Company’s Gas Distribution and Power Generation businesses are also subject to costly and increasingly stringent environmental regulations. The cost of future environmental compliance, such as compliance with clean air laws affecting the Company’s Power Generation segment, could be significant.

An adverse decision in proceedings before the Commission concerning the prudence review of the Company’s gas purchases could require a significant refund obligation.
For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. The outcome of this proceeding cannot be predicted. Three intervenors and the Commission Staff have filed testimony requesting disallowances in the Peoples Gas proceeding and one intervenor and the Commission Staff have filed testimony requesting disallowances in the North Shore Gas proceeding. For more information regarding the Gas Charge reconciliation proceedings, see Note 7 of the Notes to Consolidated Financial Statements.

The Company’s use of derivative financial instruments could result in financial losses.
Some of the Company’s subsidiaries use futures, swaps, collars and option contracts either traded on exchanges or executed over-the-counter with natural gas and power merchants as well as financial institutions. To the extent that the Company has unhedged positions or hedging procedures that do not work as planned, fluctuating commodity prices or interest rates could cause revenues, net income and cash requirements of the Company to be volatile. The Company may incur financial losses if counterparties fail to perform under these contracts. Also, to the extent the Company hedges commodity price or interest rate exposure, it forgoes the benefits it would otherwise experience if commodity prices or interest rates change in the Company’s favor. For additional information concerning the use of derivatives, see Note 1J of the Notes to Consolidated Financial Statements.

An inability to access financial markets could affect the execution of the Company’s business plan.
The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that the Company and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Company’s control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to the Company’s credit ratings.

Peoples Energy   35

Restrictions on the Company’s ability to access financial markets may affect its ability to execute its business plan as scheduled.

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS
The financial results of Peoples Gas and North Shore Gas are reported primarily within the Gas Distribution segment. Operating income (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	Peoples Gas				North Shore Gas

			Corporate			Corporate
	Gas	Midstream	and		Gas	and
(In Thousands)	Distribution	Services	Adjustments	Total	Distribution	Adjustments	Total

For the Fiscal Year Ended
September 30, 2004 (GAAP)	$111,791	$6,353	$(30,336)	$87,808	$24,825	$(3,493)	$21,332
September 30, 2004 (non-GAAP)(1)	$111,791	$6,353	$(20,650)	$97,494	$24,825	$(2,611)	$22,214
September 30, 2003	147,419	10,096	(12,720)	144,795	28,563	(1,652)	26,911
September 30, 2002	138,199	11,004	(5,414)	143,789	24,248	(1,031)	23,217

(1)	Fiscal 2004 ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of a restructuring charge of $9.7 million and $0.9 million at Peoples Gas and North Shore Gas, respectively. See Item 7— MD&A— Executive Summary— Fiscal 2004 Results for a discussion of management’s use of non-GAAP financial measures and a reconciliation of fiscal 2004 GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas’ and North Shore Gas’ information included in Liquidity and Capital Resources and in the Company’s Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion
Revenues for Peoples Gas for fiscal 2004 decreased approximately $12.3 million from the previous period. The decrease was mainly due to a decline in deliveries resulting from weather ($68.8 million) that was 8.9 percent warmer than the previous period, lower non-weather-related delivery variations ($27.8 million) and lower hub results ($3.6 million). Partially offsetting these effects were higher gas prices ($91.8 million). Operating income decreased $57.0 million due mainly to the effects of weather ($13.0 million), lower non-weather-related deliveries ($7.7 million), the effect of the accounts receivable adjustment ($5.8 million) described in Note 16 of the Notes to Consolidated Financial Statements and Item 9A, and lower hub results ($3.7 million). Also negatively impacting operating income were reductions in municipal and state utility tax accruals recorded in the previous period ($10.0 million), a restructuring charge ($9.7 million), and increases in pension expense ($9.7 million) and other non-labor operating costs. Partially offsetting these effects was a decrease in the provision for uncollectible accounts ($5.5 million). Pension expense for fiscal 2004 was $5.9 million.

Interest expense for Peoples Gas for fiscal 2004 decreased $1.2 million from fiscal 2003 due to lower interest rates on variable rate debt and to the retirement or refinancing of higher cost notes and bonds.

Fiscal 2003 revenues for Peoples Gas increased $378.1 million over fiscal 2002 resulting primarily from higher gas prices ($235.0 million), from increased deliveries due to weather that was almost 19 percent colder ($130.0 million) and higher revenue taxes. Operating income in fiscal 2003 increased $1.0 million compared with fiscal 2002 due mainly to the effects of weather ($26.0 million) partially offset by lower pension credits ($20.8 million) and higher non-labor operating expense. Pension credits for fiscal 2003 totaled $3.8 million.

Fiscal 2003 interest expense for Peoples Gas decreased $1.4 million from fiscal 2002 due to lower rates on variable rate debt and to the retirement or refinancing of higher cost notes and bonds. These impacts were partially offset by higher average borrowing requirements resulting from colder weather and higher natural gas prices.

North Shore Gas Discussion
Revenues for North Shore Gas for fiscal 2004 decreased $9.3 million over the previous period resulting from a decrease in deliveries ($10.8 million) due primarily to warmer weather. Operating income decreased $5.6 million due mainly to the effects of weather ($1.9 million), lower non-weather-related deliveries ($1.0 million) and the

Peoples Energy   36

effect of the accounts receivable adjustment ($1.1 million) described in Note 16 of the Notes to Consolidated Financial Statements and Item 9A. Also contributing to lower operating income was the restructuring charge of $0.9 million and increases in pension expense ($0.7 million), group insurance expense ($0.5 million), and outside services expense ($0.1 million), partially offset by a decrease in the provision for uncollectible accounts ($0.5 million). Pension expense for fiscal 2004 was $2.4 million.

Fiscal 2003 revenues for North Shore Gas increased $75.3 million over fiscal 2002 resulting primarily from higher gas prices ($45.0 million) and from increased deliveries due to weather that was almost 19 percent colder ($25.0 million) and higher revenue taxes. Operating income increased $3.7 million due mainly to the effects of weather ($3.7 million), partially offset by an increase in pension expense of $0.9 million. The fiscal 2003 pension expense totaled $1.7 million.

North Shore Gas’ fiscal 2003 interest expense decreased $1.4 million from fiscal 2002 primarily due to lower interest rates.

Peoples Energy   37

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

				Increase/(Decrease)
	For Fiscal Years Ended September 30,
				Fiscal 2004 vs.	Fiscal 2003 vs.
Margin Data (In Thousands)	2004	2003	2002	Fiscal 2003	Fiscal 2002

Gas Distribution revenues:
Sales
Residential	$974,143	$974,453	$672,942	$(310)	$301,511
Commercial	155,934	148,785	90,109	7,149	58,676
Industrial	24,112	24,923	15,363	(811)	9,560

Total sales	1,154,189	1,148,161	778,414	6,028	369,747

Transportation
Residential	30,645	36,076	30,807	(5,431)	5,269
Commercial	41,131	45,043	40,839	(3,912)	4,204
Industrial	16,656	17,402	17,773	(746)	(371)
Contract pooling	14,017	19,037	10,635	(5,020)	8,402

Total transportation	102,449	117,558	100,054	(15,109)	17,504

Other Gas Distribution revenues	15,117	14,721	23,365	396	(8,644)

Total Gas Distribution revenues	1,271,755	1,280,440	901,833	(8,685)	378,607
Less: Gas costs	723,771	697,824	380,376	25,947	317,448

Gross margin	547,984	582,616	521,457	(34,632)	61,159
Less: Revenue taxes	125,500	122,849	101,145	2,651	21,704
Environmental costs recovered	16,206	20,534	5,888	(4,328)	14,646

Net margin(1)	$406,278	$439,233	$414,424	$(32,955)	$24,809

Gas Distribution deliveries (MDth):
Gas sales
Residential	97,035	106,488	94,435	(9,453)	12,053
Commercial	16,856	17,704	14,144	(848)	3,560
Industrial	2,790	3,243	2,840	(453)	403

Total gas sales	116,681	127,435	111,419	(10,754)	16,016

Transportation
Residential	20,210	23,209	20,941	(2,999)	2,268
Commercial	37,287	39,495	37,596	(2,208)	1,899
Industrial	18,139	19,669	21,192	(1,530)	(1,523)

Total transportation	75,636	82,373	79,729	(6,737)	2,644

Total Gas Distribution deliveries	192,317	209,808	191,148	(17,491)	18,660

Gross margin per Dth delivered	$2.85	$2.78	$2.73	$0.07	$0.05

Net margin per Dth delivered	$2.11	$2.09	$2.17	$0.02	$(0.08)

Average cost per Dth of gas sold	$6.20	$5.48	$3.41	$0.72	$2.07

Actual heating degree days	6,091	6,684	5,639	(593)	1,045
Normal heating degree days(2)	6,427	6,427	6,427
Actual heating degree days as a percent of normal (actual/normal)	95	104	88

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding Peoples Gas’ operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.
(2)	Normal HDD are based on a 30-year average of monthly temperatures at Chicago’s O’Hare Airport for the years 1970-1999.

Peoples Energy   38

North Shore Gas Company
Gas Distribution Statistics

				Increase/(Decrease)
	For Fiscal Years Ended September 30,
				Fiscal 2004 vs.	Fiscal 2003 vs.
Margin Data (In Thousands)	2004	2003	2002	Fiscal 2003	Fiscal 2002

Gas Distribution revenues:
Sales
Residential	$174,356	$181,474	$121,923	$(7,118)	$59,551
Commercial	28,822	30,060	19,198	(1,238)	10,862
Industrial	6,212	6,539	4,022	(327)	2,517

Total sales	209,390	218,073	145,143	(8,683)	72,930

Transportation
Residential	1,709	1,457	1,231	252	226
Commercial	6,154	5,777	5,212	377	565
Industrial	2,781	2,931	2,737	(150)	194
Contract pooling	1,355	2,423	861	(1,068)	1,562

Total transportation	11,999	12,588	10,041	(589)	2,547

Other Gas Distribution revenues	1,320	1,343	1,550	(23)	(207)

Total Gas Distribution revenues	222,709	232,004	156,734	(9,295)	75,270
Less: Gas costs	144,747	150,054	83,468	(5,307)	66,586

Gross margin	77,962	81,950	73,266	(3,988)	8,684
Less: Revenue taxes	13,341	14,090	11,042	(749)	3,048
Environmental costs recovered	1,178	804	732	374	72

Net margin(1)	$63,443	$67,056	$61,492	$(3,613)	$5,564

Gas Distribution deliveries (MDth):
Gas sales
Residential	19,904	22,033	18,887	(2,129)	3,146
Commercial	3,447	3,851	3,201	(404)	650
Industrial	807	905	730	(98)	175

Total gas sales	24,158	26,789	22,818	(2,631)	3,971

Transportation
Residential	851	760	664	91	96
Commercial	6,359	5,579	5,128	780	451
Industrial	5,617	5,320	4,855	297	465

Total transportation	12,827	11,659	10,647	1,168	1,012

Total Gas Distribution deliveries	36,985	38,448	33,465	(1,463)	4,983

Gross margin per Dth delivered	$2.11	$2.13	$2.19	$(0.02)	$(0.06)

Net margin per Dth delivered	$1.72	$1.74	$1.84	$(0.02)	$(0.10)

Average cost per Dth of gas sold	$5.99	$5.60	$3.66	$0.39	$1.94

Actual heating degree days	6,091	6,684	5,639	(593)	1,045
Normal heating degree days(2)	6,427	6,427	6,427
Actual heating degree days as a percent of normal (actual/normal)	95	104	88

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding North Shore Gas’ operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.
(2)	Normal HDD are based on a 30-year average of monthly temperatures at Chicago’s O’Hare Airport for the years 1970-1999.

Peoples Energy   39

ITEM 7A     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various business risks associated with commodity prices, weather, interest rates, and credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program includes, among other things, the use of derivatives.

Quantitative and qualitative disclosures about market risk are reported in Business Risk Factors under Item 7— MD&A and below under Risk Management Activities.

RISK MANAGEMENT ACTIVITIES

Commodity Price Risk
The Company’s earnings may vary due to changes in commodity prices (market risk) that affect its subsidiaries’ operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options. It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose.
Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during fiscal 2004 and 2003.

	Derivative Type

	Cash Flow Hedges		Fair Value Hedges		Mark-to-Market

(In Thousands)	2004	2003	2004	2003	2004	2003

Value of contracts outstanding at October 1	$(24,164)	$(13,720)	$(65)	$(201)	$(13,734)	$31,042
Less: Gain (loss) on contracts realized or otherwise settled during the period	(24,958)	(27,470)	660	(2,701)	9,557	136,240
Plus: Gain (loss) on new contracts entered into during the period and outstanding at end of period	(50,731)	(4,646)	(139)	(65)	33,652	(16,647)
Plus: Other gain (loss)	(39,369)	(33,268)	725	(2,500)	17,317	108,111

Value of contracts outstanding at September 30	$(89,306)	$(24,164)	$(139)	$(65)	$27,678	$(13,734)

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by changes in the marketplace. These instruments are designated cash flow hedges, which allow for the unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from cash flow hedges are recorded in the income statement in the same month the related physical sales and purchases and interest expense is recorded.

The maturities of the open cash flow hedges are summarized in the table below. All valuations are based on NYMEX closing prices at September 30, 2004.

Cash Flow Hedges
Value by Year of Maturity

		Less than	1 to 2	2 to 3	3 to 4	4 to 5
(In Thousands)	Total	1 Year	Years	Years	Years	Years

Loss at September 30, 2004	$(89,306)	$(57,374)	$(26,628)	$(5,253)	$(51)	$—
Loss at September 30, 2003	$(24,164)	$(10,913)	$(8,499)	$(4,058)	$(694)	$—
Loss at September 30, 2002	$(13,720)	$(7,549)	$(3,843)	$(853)	$(1,090)	$(385)

Peoples Energy   40

Fair Value Hedges. A small portion of the Company’s financial hedges are used to protect the value of gas in storage and are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the inventory hedged are recorded in the income statement.
Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility’s cost of gas supply and mitigate price volatility. The regulated utilities’ tariffs allow for full recovery from their customers of prudently incurred gas supply cost. Since the utilities do not bear the price risk associated with future gas supply purchases, any associated derivative activity will not qualify for hedge accounting and therefore must be marked-to-market. SFAS No. 71 allows any of these derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas. The following table summarizes this activity and other derivative instruments that are not hedges and are recorded on a mark-to-market basis.

	September 30,

(In Thousands)	2004	2003

Peoples Gas mark-to-market asset (liability)	$22,768	$(10,792)
North Shore Gas mark-to-market asset (liability)	4,653	(2,914)
Other mark-to-market asset (liability)	257	(28)

Total	$27,678	$(13,734)

Weather Risk
The Company’s Gas Distribution earnings vary due to the warmth or severity of the weather. The Company manages this risk through the purchase of weather insurance and the use of block rates in utility rate design. Block rates help mitigate the effect of warm weather by allowing greater cost recovery on the first volumes through the meter and less on the last volumes. The insurance currently in place for fiscal 2005 is provided by a subsidiary of X.L. America, Inc. and protects the Company for a portion of lost revenue incurred if weather is more than five percent warmer than normal. Under this policy, the Company will receive $20,000 for each heating degree day in fiscal year 2005 below 6,100 (i.e., approximately five percent warmer than normal), up to a maximum of $10 million. If total heating degree days during fiscal year 2005 exceed 6,800 (i.e., approximately six percent colder than normal), the Company will pay an additional premium to the insurer of $10,000 for each heating degree day above 6,800. The insurance accrual is recorded using the prescribed intrinsic method of accounting and settles annually based on the Company’s fiscal year.

The Retail Energy Services and Midstream Services business segments can also be affected by weather variations. Storage, swing supply and weather derivatives are used or are available to protect earnings and ensure performance.

Interest Rate Risk
The Company periodically utilizes derivative instruments as cash flow hedges to reduce interest rate risk associated with the issuance of debt. During fiscal 2003, the Company entered into treasury lock agreements totaling $115.0 million that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings. On April 24, 2003, in connection with the issuance of the utility subsidiaries’ new debt, the Company unwound all of its treasury lock positions resulting in a $0.7 million loss charged by Peoples Gas and a $0.4 million loss charged by North Shore Gas to other comprehensive income. These amounts are amortized over the 10-year term of the new debt.

In addition to periodically utilizing derivative instruments to hedge debt issuance, the Company uses interest rate derivatives to adjust the portfolio composition of fixed-rate and floating rate debt. In August 2004, the Company entered into a six-month LIBOR-based interest rate swap agreement on $50.0 million of its $325.0 million 6.90% Series A Notes, due January 15, 2011. Under this agreement, the Company will receive the fixed price of 6.90% and pay six-month LIBOR plus a defined spread on the notional amount of $50.0 million. The payments will reset on the 15th day of each January and July until maturity of the Series A Notes.

Peoples Energy   41

Credit Risk
The Company has established a credit policy to mitigate the effect of nonperformance on wholesale transactions. Pursuant to this policy, a credit limit is established for all counterparties based on a review of their financial condition. The Company reviews, and changes when necessary, its credit underwriting and monitoring procedures. The Company has adequate financial assurance provisions in its commercial agreements that permit the Company to call for credit support when warranted. Action may include the calling of collateral, adjusting credit lines, changing payment terms or reducing future business. In addition, netting arrangements and margining is used to further reduce credit exposure.

Credit risk for the utility companies is spread over a diversified base of residential, commercial and industrial customers. Customers’ payment records are continually monitored and credit deposits are required, when appropriate.

The Company is closely monitoring the creditworthiness of Aquila, one of three companies contracting with Elwood for plant capacity and output. Aquila’s senior unsecured debt rating was upgraded to B2 with a stable outlook by Moody’s in September 2004 and to B- with a negative outlook by S&P in August 2004. Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.7 million.

Peoples Energy   42

ITEM 8	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm
Peoples Energy	44
Peoples Gas	45
North Shore Gas	46
Consolidated Statements of Income for Fiscal Years Ended September 30, 2004, 2003 and 2002
Peoples Energy	47
Peoples Gas	52
North Shore Gas	57
Consolidated Balance Sheets at September 30, 2004 and 2003
Peoples Energy	48
Peoples Gas	53
North Shore Gas	58
Consolidated Capitalization Statements at September 30, 2004 and 2003
Peoples Energy	49
Peoples Gas	54
North Shore Gas	59
Consolidated Statements of Stockholders’ Equity for Fiscal Years Ended September 30, 2004, 2003 and 2002
Peoples Energy	50
Peoples Gas	55
North Shore Gas	60
Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2004, 2003 and 2002
Peoples Energy	51
Peoples Gas	56
North Shore Gas	61
Notes to Consolidated Financial Statements	62

Peoples Energy   43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation and subsidiary companies (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
December 14, 2004

Peoples Energy   44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company and subsidiary companies (hereinafter referred to as Peoples Gas, a wholly owned subsidiary of Peoples Energy Corporation) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of Peoples Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Gas at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
December 14, 2004

Peoples Energy   45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company and subsidiary companies (hereinafter referred to as North Shore Gas, a wholly owned subsidiary of Peoples Energy Corporation) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of North Shore Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Shore Gas at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
December 14, 2004

Peoples Energy   46

CONSOLIDATED STATEMENTS OF INCOME

Peoples Energy Corporation

(In Thousands, Except Per-Share Amounts) For Fiscal Years Ended September 30,	2004	2003	2002

Revenues	$2,260,199	$2,138,394	$1,482,534

Operating Expenses:
Cost of energy sold	1,467,777	1,329,023	782,157
Operation and maintenance	344,278	338,491	294,219
Depreciation, depletion and amortization	119,145	111,825	98,852
Taxes, other than income taxes	170,037	167,217	135,957
Property sale (gains)/impairment losses	(2,547)	(339)	(2,265)
Restructuring charge	17,000	—	—

Total Operating Expenses	2,115,690	1,946,217	1,308,920

Equity investment income	19,842	17,337	10,796

Operating Income	164,351	209,514	184,410
Other income	3,808	3,832	12,398
Other expense	336	789	4,977
Interest expense	48,426	49,441	56,439

Income Before Income Taxes	119,397	163,116	135,392
Income tax expense	37,833	59,182	46,321

Net Income	$81,564	$103,934	$89,071

Average Shares of Common Stock Outstanding
Basic	37,318	36,054	35,454
Diluted	37,490	36,196	35,492
Earnings Per Share of Common Stock
Basic	$2.19	$2.88	$2.51
Diluted	$2.18	$2.87	$2.51

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   47

CONSOLIDATED BALANCE SHEETS

Peoples Energy Corporation

(In Thousands) At September 30,	2004	2003

Assets
Capital Investments:
Property, plant and equipment
Utility plant	$2,615,002	$2,552,464
Oil and gas	488,275	391,135
Other	21,010	18,357

Total property, plant and equipment	3,124,287	2,961,956
Less—Accumulated depreciation, depletion and amortization	1,220,102	1,123,783

Net property, plant and equipment	1,904,185	1,838,173
Investment in equity investees	135,819	142,142
Other investments	23,921	21,768

Total Capital Investments—Net	2,063,925	2,002,083

Current Assets:
Cash and cash equivalents	7,228	13,648
Deposits with broker or trustee	13,891	19,361
Receivables—
Customers, net of reserve for uncollectible accounts of $29,138 and $33,124, respectively	190,379	216,041
Other	55,769	5,896
Materials and supplies, at average cost	10,444	9,754
Gas in storage	191,052	165,583
Gas costs recoverable through rate adjustments	20,612	22,665
Regulatory assets of utility subsidiaries	37,076	27,279
Other	25,910	9,917

Total Current Assets	552,361	490,144

Other Assets:
Prepaid pension costs	176,329	186,961
Noncurrent regulatory assets of utility subsidiaries	228,186	181,223
Deferred charges and other	73,989	68,127

Total Other Assets	478,504	436,311

Total Assets	$3,094,790	$2,928,538

Capitalization and Liabilities
Total Capitalization (see Consolidated Capitalization Statements)	$1,767,460	$1,592,344

Current Liabilities:
Commercial paper	55,625	55,949
Other short-term debt	—	152,000
Accounts payable	144,709	148,769
Regulatory liabilities of utility subsidiaries	33,575	—
Dividends payable	20,367	19,446
Customer deposits	27,833	26,369
Customer credit balances	52,576	48,402
Accrued taxes	26,056	45,730
Other accrued liabilities	164,039	87,871
Gas costs refundable through rate adjustments	29	5,039
Accrued interest	11,307	10,999

Total Current Liabilities	536,116	600,574

Deferred Credits and Other Liabilities:
Deferred income taxes	423,356	407,835
Investment tax credits	26,597	27,642
Environmental, pension and other	341,261	300,143

Total Deferred Credits and Other Liabilities	791,214	735,620

Total Capitalization and Liabilities	$3,094,790	$2,928,538

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   48

CONSOLIDATED CAPITALIZATION STATEMENTS

Peoples Energy Corporation

(In Thousands, Except Shares) At September 30,	2004	2003

Common Stockholders’ Equity:
Common stock, without par value—
Authorized 60,000,000 shares
Issued 37,976,994 and 36,936,068 shares, respectively	$387,845	$346,545
Treasury stock (243,100 and 246,100 shares, respectively, at cost)	(6,677)	(6,760)
Retained earnings	554,222	549,969
Accumulated other comprehensive income (loss)	(65,307)	(41,755)

Total Common Stockholders’ Equity	870,083	847,999

Long-Term Debt:
Peoples Energy Corporation
6.9% Series A, due January 15, 2011	325,000	325,000
Fair value hedge adjustment	1,047	—
The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds—
5 3/4% Series DD, due December 1, 2023	—	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	50,000
3.05% Series LL, due February 1, 2033, adjustable after 5 years	50,000	50,000
4.00% Series MM, due March 1, 2010	50,000	50,000
4.625% Series NN, due May 1, 2013	75,000	75,000

	275,000	350,000
Adjustable Rate Bonds—
Series EE, due December 1, 2023	—	27,000
Series HH, due March 1, 2030	50,000	50,000
Series II, due March 1, 2030	—	37,500
Series JJ, due March 1, 2030	—	37,500
Series OO, due October 1, 2037	51,000	—
Series PP, due October 1, 2037	51,000	—
Series QQ, due November 1, 2038	75,000	—

	227,000	152,000
North Shore Gas Company
First Mortgage Bonds—
5.00% Series M, due December 1, 2028	29,330	29,345
4.625% Series N-1, due May 1, 2013	40,000	40,000

	69,330	69,345

Subtotal	897,377	896,345

Less adjustable rate bonds classified as short-term debt	—	152,000

Total Long-Term Debt	897,377	744,345

Total Capitalization	$1,767,460	$1,592,344

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   49

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Peoples Energy Corporation

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
(In Thousands, Except Per-Share Amounts)	Stock	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2002
Beginning Balance	$299,327	$(6,793)	$506,589	$(509)	$798,614
Comprehensive Income
Net income			89,071		89,071
Other comprehensive income
Minimum pension liability adjustment				2,524	2,524
Unrealized hedge gain or (loss)				(13,011)	(13,011)

Total Comprehensive Income					78,584
Common stock issued	2,372				2,372
Treasury stock		33			33
Dividends declared on common stock ($2.07)			(73,279)		(73,279)

September 30, 2002(1)	$301,699	$(6,760)	$522,381	$(10,996)	$806,324

For Fiscal Year Ended September 30, 2003
Comprehensive Income
Net income			103,934		103,934
Other comprehensive income
Minimum pension liability adjustment				(23,454)	(23,454)
Unrealized hedge gain or (loss)				(7,305)	(7,305)

Total Comprehensive Income					73,175
Common stock issued	44,846				44,846
Dividends declared on common stock ($2.11)			(76,346)		(76,346)

September 30, 2003(2)	$346,545	$(6,760)	$549,969	$(41,755)	$847,999

For Fiscal Year Ended September 30, 2004
Comprehensive Income
Net income			81,564		81,564
Other comprehensive income
Minimum pension liability adjustment				16,047	16,047
Unrealized hedge gain or (loss)				(39,599)	(39,599)

Total Comprehensive Income					58,012
Common stock issued	41,300				41,300
Treasury stock		83			83
Dividends declared on common stock ($2.15)			(80,424)		(80,424)
Other			3,113		3,113

September 30, 2004(3)	$387,845	$(6,677)	$554,222	$(65,307)	$870,083

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)	Accumulated other comprehensive income balance is net of $0.3 million deferred income tax credits related to the minimum pension liabilities and $8.6 million deferred income tax credits related to unrealized hedge losses.
(2)	Accumulated other comprehensive income balance is net of $15.8 million deferred income tax credits related to the minimum pension liabilities and $11.7 million deferred income tax credits related to unrealized hedge losses.
(3)	Accumulated other comprehensive income balance is net of $5.2 million deferred income tax credits related to the minimum pension liabilities and $37.9 million deferred income tax credits related to unrealized hedge losses.

Peoples Energy   50

CONSOLIDATED STATEMENTS OF CASH FLOWS

Peoples Energy Corporation

(In Thousands) For Fiscal Years Ended September 30,	2004	2003	2002

Operating Activities:
Net income	$81,564	$103,934	$89,071
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	125,212	116,773	103,305
Deferred income taxes and investment tax credits—net	17,003	25,404	42,680
Change in environmental, pension and other liabilities	38,590	96,409	69,229
Change in undistributed earnings from equity investments	(8,327)	4,740	12,216
Other changes in noncurrent operating activities	(54,623)	(73,078)	(72,381)
Changes in current assets and liabilities
Receivables—net	(24,212)	1,643	177,433
Gas in storage	(25,469)	(76,015)	(321)
Gas costs recoverable/refundable through rate adjustments	(2,957)	(7,436)	(50,688)
Net regulatory assets/liabilities of utility subsidiaries	23,778	(38,981)	15,583
Accounts payable	(14,025)	33,091	39,735
Other accrued liabilities	76,169	20,821	(139,961)
Accrued interest	308	(583)	(988)
Accrued taxes	(19,674)	(1,553)	16,083
Other	(11,045)	610	27,096

Net Cash Provided by (Used in) Operating Activities	202,292	205,779	328,092

Investing Activities:
Capital spending	(189,389)	(187,151)	(200,748)
Net change in advances to joint venture partnerships	—	—	147,616
Return of capital investments	14,692	7,930	62,922
Decrease (increase) in deposits with broker or trustee	5,470	9,284	(25,320)
Proceeds from sale of assets	3,727	347	1,871
Other	737	91	(853)

Net Cash Provided By (Used in) Investing Activities	(164,763)	(169,499)	(14,512)

Financing Activities:
Proceeds from (payment of) overdraft facility	(597)	(11,494)	17,148
Retirement of commercial paper	(325)	(29,922)	(19,583)
Retirement of short-term debt	(152,000)	(50,000)	(200,000)
Issuance of long-term debt	223,608	259,319	—
Retirement of long-term debt	(76,515)	(165,419)	(100,294)
Proceeds from issuance of common stock	41,383	44,846	2,372
Dividends paid on common stock	(79,503)	(75,395)	(72,956)

Net Cash Provided by (Used in) Financing Activities	(43,949)	(28,065)	(373,313)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,420)	8,215	(59,733)
Cash and Cash Equivalents at Beginning of Period	13,648	5,433	65,166

Cash and Cash Equivalents at End of Period	$7,228	$13,648	$5,433

Supplemental information:

Income taxes paid, net of refunds	$37,264	$16,376	$(1,306)

Interest paid, net of amounts capitalized	$46,363	$46,525	$56,507

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   51

CONSOLIDATED STATEMENTS OF INCOME

The Peoples Gas Light and Coke Company

(In Thousands) For Fiscal Years Ended September 30,	2004	2003	2002

Revenues	$1,279,375	$1,291,669	$913,523

Operating Expenses:
Gas costs	723,771	697,824	380,376
Operation and maintenance	258,229	250,741	211,156
Depreciation and amortization	61,872	60,508	62,125
Taxes, other than income taxes	140,348	138,140	118,342
Property sale (gains)	(2,339)	(339)	(2,265)
Restructuring charge	9,686	—	—

Total Operating Expenses	1,191,567	1,146,874	769,734

Operating Income	87,808	144,795	143,789
Other income	3,123	3,178	5,925
Other expense	44	325	391
Interest expense	21,114	22,314	23,673

Income Before Income Taxes	69,773	125,334	125,650
Income tax expense	24,397	45,752	47,832

Net Income	$45,376	$79,582	$77,818

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   52

CONSOLIDATED BALANCE SHEETS

The Peoples Gas Light and Coke Company

(In Thousands) At September 30,	2004	2003

Assets
Capital Investments:
Property, plant and equipment	$2,258,516	$2,203,842
Less—Accumulated depreciation and amortization	901,938	858,838

Net property, plant and equipment	1,356,578	1,345,004
Other investments	1,776	1,968

Total Capital Investments—Net	1,358,354	1,346,972

Current Assets:
Cash and cash equivalents	6	—
Deposits with broker or trustee	—	11,080
Receivables—
Customers, net of reserve for uncollectible accounts of $26,536 and $29,207, respectively	109,506	134,041
Intercompany receivables	33,388	27,094
Other	1,193	178
Materials and supplies, at average cost	9,169	8,404
Gas in storage, at last-in, first-out cost	107,275	111,992
Gas costs recoverable through rate adjustments	17,950	22,341
Regulatory assets	34,522	23,223
Other	6,865	3,456

Total Current Assets	319,874	341,809

Other Assets:
Prepaid pension costs	175,279	178,003
Noncurrent regulatory assets	180,690	141,987
Deferred charges and other	52,161	47,074

Total Other Assets	408,130	367,064

Total Assets	$2,086,358	$2,055,845

Capitalization and Liabilities
Total Capitalization (see Consolidated Capitalization Statements)	$1,131,520	$976,483

Current Liabilities:
Commercial paper	31,000	55,949
Other short-term debt	—	176,400
Accounts payable	70,222	83,409
Intercompany payables	36,676	45,720
Regulatory liabilities	27,923	—
Customer deposits	25,692	24,470
Customer credit balances	43,831	39,728
Accrued taxes	22,544	29,421
Other accrued liabilities	70,439	38,831
Gas costs refundable through rate adjustments	29	28
Accrued interest	5,532	5,061

Total Current Liabilities	333,888	499,017

Deferred Credits and Other Liabilities:
Deferred income taxes	376,745	355,160
Investment tax credits	23,735	24,634
Environmental, pension and other	220,470	200,551

Total Deferred Credits and Other Liabilities	620,950	580,345

Total Capitalization and Liabilities	$2,086,358	$2,055,845

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   53

CONSOLIDATED CAPITALIZATION STATEMENTS

The Peoples Gas Light and Coke Company

(In Thousands, Except Shares) At September 30,	2004	2003

Common Stockholder’s Equity:
Common stock, without par value—
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$165,307	$165,307
Retained earnings	471,293	482,228
Accumulated other comprehensive income (loss)	(7,080)	(21,052)

Total Common Stockholder’s Equity	629,520	626,483

Long-Term Debt:
First and Refunding Mortgage Bonds—
5 3/4% Series DD, due December 1, 2023	—	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	50,000
3.05% Series LL, due February 1, 2033, adjustable after 5 years	50,000	50,000
4.00% Series MM, due March 1, 2010	50,000	50,000
4.625% Series NN, due May 1, 2013	75,000	75,000

	275,000	350,000
Adjustable Rate Bonds—
Series EE, due December 1, 2023	—	27,000
Series HH, due March 1, 2030	50,000	50,000
Series II, due March 1, 2030	—	37,500
Series JJ, due March 1, 2030	—	37,500
Series OO, due October 1, 2037	51,000	—
Series PP, due October 1, 2037	51,000	—
Series QQ, due November 1, 2038	75,000	—

	227,000	152,000

Subtotal	502,000	502,000

Less adjustable rate bonds classified as short-term debt	—	152,000

Total Long-Term Debt	502,000	350,000

Total Capitalization	$1,131,520	$976,483

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   54

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

The Peoples Gas Light and Coke Company

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands)	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2002
Beginning Balance	$165,307	$458,338	$(3,015)	$620,630
Comprehensive Income
Net income		77,818		77,818
Other comprehensive income
Minimum pension liability adjustment			2,524	2,524

Total Comprehensive Income				80,342
Other		(312)		(312)
Dividends declared on common stock		(64,774)		(64,774)

September 30, 2002(1)	$165,307	$471,070	$(491)	$635,886

For Fiscal Year Ended September 30, 2003
Comprehensive Income
Net income		79,582		79,582
Other comprehensive income
Minimum pension liability adjustment			(20,151)	(20,151)
Unrealized hedge gain or (loss)			(410)	(410)

Total Comprehensive Income				59,021
Dividends declared on common stock		(68,424)		(68,424)

September 30, 2003(1)(2)	$165,307	$482,228	$(21,052)	$626,483

For Fiscal Year Ended September 30, 2004
Comprehensive Income
Net income		45,376		45,376
Other comprehensive income
Minimum pension liability adjustment			13,929	13,929
Unrealized hedge gain or (loss)			43	43

Total Comprehensive Income				59,348
Dividends declared on common stock		(56,200)		(56,200)
Other		(111)		(111)

September 30, 2004(1)(2)	$165,307	$471,293	$(7,080)	$629,520

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)	Accumulated other comprehensive income balance is net of $4.4 million, $13.6 million and $0.3 million of deferred income tax credits related to minimum pension liabilities at September 30, 2004, 2003 and 2002, respectively.
(2)	Accumulated other comprehensive income balance is net of $0.2 million and $0.3 million of deferred income tax credits related to unrealized hedge losses at September 30, 2004 and 2003, respectively.

Peoples Energy   55

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Peoples Gas Light and Coke Company

(In Thousands) For Fiscal Years Ended September 30,	2004	2003	2002

Operating Activities:
Net Income	$45,376	$79,582	$77,818
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	66,599	64,897	66,105
Deferred income taxes and investment tax credits—net	2,917	17,126	34,503
Change in environmental, pension and other liabilities	37,689	42,208	62,496
Other changes in noncurrent operating activities	(24,096)	(35,497)	(68,691)
Change in current assets and liabilities:
Receivables—net	17,225	(8,529)	130,816
Gas in storage	4,717	(46,628)	1,788
Gas costs recoverable/refundable through rate adjustments	4,392	(15,283)	(38,199)
Net regulatory assets/liabilities	16,624	(30,239)	(14,689)
Accounts payable	(10,453)	71,822	30,314
Other accrued liabilities	8,602	(6,030)	(122,592)
Accrued interest	471	(147)	53
Accrued taxes	(6,877)	(8,389)	(6,455)
Other	1,151	2,278	25,688

Net Cash Provided by (Used in) Operating Activities	164,337	127,171	178,955

Investing Activities:
Capital spending	(67,750)	(73,007)	(81,343)
Decrease (increase) in deposits with broker or trustee	11,080	10,722	(21,802)
Proceeds from sale of assets	2,478	347	1,871
Other	669	96	(519)

Net Cash Provided by (Used in) Investing Activities	(53,523)	(61,842)	(101,793)

Financing Activities:
Proceeds from (payment of) overdraft facility	666	(11,188)	16,733
Issuance (retirement) of commercial paper	(24,949)	(26,722)	82,671
Retirement of short-term debt	(176,400)	(41,075)	(184,525)
Issuance of long-term debt	222,575	219,743	—
Retirement of long-term debt	(76,500)	(125,750)	—
Dividends paid on common stock	(56,200)	(80,337)	(52,862)

Net Cash Provided by (Used in) Financing Activities	(110,808)	(65,329)	(137,983)

Net Increase (Decrease) in Cash and Cash Equivalents	6	—	(60,821)
Cash and Cash Equivalents at Beginning of Period	—	—	60,821

Cash and Cash Equivalents at End of Period	$6	$—	$—

Supplemental information:

Income taxes paid, net of refunds	$29,933	$28,539	$11,993

Interest paid, net of amounts capitalized	$19,572	$19,897	$22,987

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   56

CONSOLIDATED STATEMENTS OF INCOME

North Shore Gas Company

(In Thousands) For Fiscal Years Ended September 30,	2004	2003	2002

Revenues	$222,711	$232,005	$156,734

Operating Expenses:
Gas costs	144,747	150,054	83,468
Operation and maintenance	33,841	31,478	29,972
Depreciation	7,066	7,071	6,654
Taxes, other than income taxes	16,003	16,491	13,423
Property sale (gains)	(1,160)	—	—
Restructuring charge	882	—	—

Total Operating Expenses	201,379	205,094	133,517

Operating Income	21,332	26,911	23,217
Other income	392	383	2,761
Other expense	217	434	96
Interest expense	3,688	3,603	5,045

Income Before Income Taxes	17,819	23,257	20,837
Income tax expense	6,743	8,712	7,916

Net Income	$11,076	$14,545	$12,921

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   57

CONSOLIDATED BALANCE SHEETS

North Shore Gas Company

(In Thousands) At September 30,	2004	2003

Assets
Capital Investments:
Property, plant and equipment	$356,486	$348,622
Less—Accumulated depreciation	141,346	136,299

Net property, plant and equipment	215,140	212,323

Total Capital Investments—Net	215,140	212,323

Current Assets:
Cash and cash equivalents	2	12,108
Deposits with broker or trustee	—	2,766
Receivables—
Customers, net of reserve for uncollectible accounts of $943 and $1,012, respectively	12,157	16,437
Intercompany receivables	20,629	1,466
Other	1,335	453
Materials and supplies, at average cost	1,275	1,351
Gas in storage, at last-in, first-out cost	14,921	9,442
Gas costs recoverable through rate adjustments	2,662	323
Regulatory assets	2,553	4,055
Other	1,458	202

Total Current Assets	56,992	48,603

Other Assets:
Noncurrent regulatory assets	47,496	39,236
Deferred charges and other	3,358	3,980

Total Other Assets	50,854	43,216

Total Assets	$322,986	$304,142

Capitalization and Liabilities
Total Capitalization (see Consolidated Capitalization Statements)	$173,009	$172,706

Current Liabilities:
Other short-term debt—intercompany	3,810	—
Accounts payable	12,697	13,202
Intercompany payables	6,220	10,060
Regulatory liabilities	5,652	—
Customer deposits	2,141	1,899
Customer credit balances	7,130	6,963
Accrued taxes	1,679	315
Other accrued liabilities	5,711	3,867
Gas costs refundable through rate adjustments	—	5,011
Accrued interest	1,270	1,276

Total Current Liabilities	46,310	42,593

Deferred Credits and Other Liabilities:
Deferred income taxes	35,652	31,126
Investment tax credits	2,862	3,008
Environmental, pension and other	65,153	54,709

Total Deferred Credits and Other Liabilities	103,667	88,843

Total Capitalization and Liabilities	$322,986	$304,142

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   58

CONSOLIDATED CAPITALIZATION STATEMENTS

North Shore Gas Company

(In Thousands, Except Shares) At September 30,	2004	2003

Common Stockholder’s Equity:
Common stock, without par value—
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$24,757	$24,757
Retained earnings	80,258	80,882
Accumulated other comprehensive income (loss)	(1,336)	(2,278)

Total Common Stockholder’s Equity	103,679	103,361

Long-Term Debt:
First Mortgage Bonds—
5.00% Series M, due December 1, 2028	29,330	29,345
4.625% Series N, due May 1, 2013	40,000	40,000

Total Long-Term Debt	69,330	69,345

Total Capitalization	$173,009	$172,706

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   59

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

North Shore Gas Company

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands, Except Per-Share Amounts)	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2002
Beginning Balance	$24,757	$75,937	$—	$100,694
Net income		12,921		12,921
Dividends declared on common stock		(11,132)		(11,132)

September 30, 2002	$24,757	$77,726	$—	$102,483

For Fiscal Year Ended September 30, 2003
Comprehensive Income
Net income		14,545		14,545
Other comprehensive income
Minimum pension liability adjustment			(2,059)	(2,059)
Unrealized hedge gain or (loss)			(219)	(219)

Total Comprehensive Income				(2,278)
Dividends declared on common stock		(11,389)		(11,389)

September 30, 2003(1)	$24,757	$80,882	$(2,278)	$103,361

For Fiscal Year Ended September 30, 2004
Comprehensive Income
Net income		11,076		11,076
Other comprehensive income
Minimum pension liability adjustment			919	919
Unrealized hedge gain or (loss)			23	23

Total Comprehensive Income				942
Dividends declared on common stock		(11,700)		(11,700)

September 30, 2004(1)	$24,757	$80,258	$(1,336)	$103,679

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)	Accumulated other comprehensive income balance is net of $0.8 million and $1.4 million deferred income tax credits related to the minimum pension liabilities and $0.1 million and $0.1 million deferred income tax credits related to unrealized hedge losses at September 30, 2004 and 2003, respectively.

Peoples Energy   60

CONSOLIDATED STATEMENTS OF CASH FLOWS

North Shore Gas Company

(In Thousands) For Fiscal Years Ended September 30,	2004	2003	2002

Operating Activities:
Net Income	$11,076	$14,545	$12,921
Adjustments to reconcile net income to cash provided by operations:
Depreciation	8,403	7,631	7,120
Deferred income taxes and investment tax credits—net	3,095	1,452	3,993
Change in environmental, pension and other liabilities	11,729	16,284	6,287
Other changes in noncurrent operating activities	(7,881)	(13,202)	(3,553)
Change in current assets and liabilities:
Receivables—net	(15,766)	1,401	2,334
Gas in storage	(5,478)	87	(22)
Gas costs recoverable/refundable through rate adjustments	(7,349)	7,848	(12,491)
Net regulatory assets/liabilities	7,154	(8,741)	5,509
Accounts payable	(348)	7,492	5,302
Other accrued liabilities	(1,996)	2,118	(12,625)
Accrued interest	(6)	(428)	(8)
Accrued taxes	1,364	(1,886)	1,288
Other	(772)	(1,704)	5,667

Net Cash Provided by (Used in) Operating Activities	3,225	32,897	21,722

Investing Activities:
Capital spending	(10,592)	(8,992)	(11,334)
Decrease (increase) in deposits with broker or trustee	2,766	2,296	(5,062)
Proceeds from sale of assets	1,250	—	—
Other	(693)	13	—

Net Cash Provided By (Used in) Investing Activities	(7,269)	(6,683)	(16,396)

Financing Activities:
Proceeds from (payment of) overdraft facility	(157)	(415)	415
Issuance of short-term debt	3,810	—	2,210
Retirement of short-term debt	—	(2,210)	—
Issuance of long-term debt	—	39,577	—
Retirement of long-term debt	(15)	(39,669)	(294)
Dividends paid on common stock	(11,700)	(11,389)	(11,132)

Net Cash Provided by (Used in) Financing Activities	(8,062)	(14,106)	(8,801)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,106)	12,108	(3,475)
Cash and Cash Equivalents at Beginning of Period	12,108	—	3,475

Cash and Cash Equivalents at End of Period	$2	$12,108	$—

Supplemental information:

Income taxes paid, net of refunds	$3,295	$7,805	$5,206

Interest paid, net of amounts capitalized	$3,456	$3,753	$4,549

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy   61

Notes to Consolidated Financial Statements

1:	Summary of Significant Accounting Policies

A.	General

Peoples Energy Corporation (the Company or Peoples Energy) is solely a holding company whose income is derived principally from its regulated utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The utilities are primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in Chicago and the northeast section of Illinois. Other businesses of the Company include Oil and Gas Production, Power Generation, Midstream Services and Retail Energy Services.

The Company makes certain estimates and assumptions in preparing its consolidated financial statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments for which the Company’s subsidiaries have at least a 20 percent interest, but less than a majority ownership, and partnerships in which the Company has less than a majority interest are accounted for under the equity method, as the Company has the ability to exercise significant influence, but not control, over the investee’s operating and financial policies. Certain items previously reported for years prior to fiscal 2004 have been reclassified to conform to the current-year presentation.

The Company was a 50 percent partner with Enron Midwest in enovate until March 29, 2002, when Enron’s interest in the partnership was purchased by the Company. From late March and until its dissolution in September 2002, enovate was reported as a wholly owned subsidiary instead of an investment accounted for under the equity method.

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

For options and contracts with option-like characteristics where pricing information is not available from external sources, the Company uses a modified Black-Scholes model and considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. For contracts with unique characteristics, the Company estimates fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. If pricing information is not available from external sources, judgment is required to develop the estimates of fair value. For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value.

The following table summarizes the carrying amounts and fair values of financial instruments included in the Consolidated Balance Sheets of the Company, Peoples Gas and North Shore Gas.

	Peoples Energy		Peoples Gas		North Shore Gas

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
(In Millions)	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Long-term debt including current portion
At September 30, 2004	$897.4	$930.7	$502.0	$502.9	$69.3	$69.3
At September 30, 2003	$744.3	$780.5	$350.0	$348.4	$69.3	$67.7

Peoples Energy   62

The estimated fair values are determined based on the long-term debt interest rates that are currently available for issuance of debt with similar terms, call dates and remaining maturities. The carrying amount of all other financial instruments approximate fair value.

Considerable judgment is required to develop the fair value estimates; therefore, the values are not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value estimates are based on information available to management as of each fiscal year-end. Management is not aware of any subsequent factors that would affect significantly the estimated fair value amounts.

C.	Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue included in gross receivables from customers is summarized below.

	For Fiscal Years
	Ended September 30,

(In Thousands)	2004	2003

Peoples Gas	$21,632	$28,250
North Shore Gas	5,196	5,658
Peoples Energy Services	13,829	11,097

Consolidated Peoples Energy	$40,657	$45,005

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utility Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis. The billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount representing the expected cash payment of the taxes is included in taxes, other than income taxes on the income statement. Revenue tax amounts included in utility revenues are as follows:

	For Fiscal Years Ended September 30,

(In Thousands)	2004	2003	2002

Peoples Gas	$124,797	$129,424	$95,998
North Shore Gas	12,125	12,860	9,736

Consolidated Peoples Energy	$136,922	$142,284	$105,734

Natural gas and crude oil production revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title is transferred based on the Company’s net interest. The Company records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party statements and/or cash receipts.

D.	Weather Insurance

The Company is partially protected from the impact of unusually mild weather by a weather insurance program that protects earnings with payments limited to certain maximums per year and over the life of the policy. The contract settles annually at the fiscal year-end. The insurance proceeds are reported as revenue and the premium is charged to operating expense based on the guidance of EITF 99-02, “Accounting for Weather Derivatives.” The Company recorded $8.7 million in weather insurance recovery as revenue in 2002 and no revenue was recorded in 2003 or 2004.

E.	Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax

Peoples Energy   63

basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets (liabilities). (See Note 10C.)

Income taxes allocated to Peoples Gas and North Shore Gas are included in the consolidated tax return of the Company. The separate return method has not been used, but the principles of that method are generally followed. Deferred taxes exist at Peoples Gas and North Shore Gas only if the temporary differences that generate those deferred taxes are derived from assets and liabilities of Peoples Gas and North Shore Gas. Additionally, the taxable income of Peoples Gas and North Shore Gas is the basis for recording current income tax expense and cash payments by each utility. Finally, tax benefits of loss companies, or tax credits such as Section 29 credits from nonutility subsidiaries of the Company, are not allocated to Peoples Gas and North Shore Gas.

There are specific deviations from the separate return method. North Shore Gas could be an alternative minimum tax (AMT) taxpayer if it were a stand-alone company but only records a deferred tax asset and pays amounts to the Company if the entire group is an AMT taxpayer. North Shore Gas uses the federal income tax marginal rate of 35 percent, but on a stand-alone basis, it would use a marginal rate between 34 and 35 percent. Finally, if Peoples Gas or North Shore Gas were to have a capital loss, and another member of the group had capital gains to offset that loss, no deferred tax asset or increase to income tax expense would result.

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 2004 and 2003, net regulatory income tax assets for the Company and Peoples Gas amounted to $23.7 million and $21.8 million, respectively. At September 30, 2004 and 2003, net regulatory income tax liabilities for the Company and North Shore Gas recorded in other liabilities equaled $2.6 million and $1.5 million, respectively.

Investment tax credits have been deferred and are being amortized to income over the remaining book lives of related property.

As a result of qualified production from oil and gas reserves that were acquired in December 1999, the Company recognized $1.1 million and $4.5 million of Section 29 tax credits in fiscal 2003 and 2002, respectively. Section 29 tax credits expired on December 31, 2002.

F.	Stock Compensation Plans

A new compensation plan, the 2004 Incentive Compensation Plan (2004 Plan) was approved by shareholders at the Company’s annual meeting held on February 27, 2004. The 2004 Plan is comprised of two sub-plans, the Long-Term Plan and the Short-Term Plan. The 2004 Plan effectively replaced the Company’s LTIC Plan and Short-Term Incentive Compensation Plan. The 2004 Plan does not provide for the grant of stock options, but instead provides for the issuance of restricted stock, RSUs and performance shares. No expense has been accrued with respect to performance shares awarded under the 2004 Plan based upon current estimates of Company performance.

As allowed under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company has chosen to continue accounting for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25. Therefore, no compensation cost has been recognized for non-qualified stock options (under the superceded LTIC Plan and the DSOP with exercise prices equal to or greater than market prices at the date of grant) and shares issued under the ESPP.

Stock-based employee compensation cost relative to SARs, RSAs and directors fees paid in stock included in reported net income for fiscal 2004, 2003 and 2002 totaled $1.8 million, $4.7 million and $1.0 million, respectively. Had compensation cost for stock options and shares issued under the superceded LTIC Plan, DSOP and ESPP

Peoples Energy   64

been determined under the fair value method consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For Fiscal Years Ended
	September 30,

(In Thousands, Except Per-Share Amounts)	2004	2003	2002

Net income as reported	$81,564	$103,934	$89,071
Pro forma LTIC, DSOP and ESPP compensation expense under SFAS No. 123	13	830	1,598

Pro forma net income	$81,551	$103,104	$87,473

Earnings per average common share:
Basic	$2.19	$2.88	$2.51
Diluted	2.18	2.87	2.51
Pro forma basic	2.19	2.86	2.47
Pro forma diluted	2.18	2.85	2.46

The following table summarizes the assumptions used to calculate the fair value of each option grant. The pro forma disclosures are based upon recognizing expense over the vesting period of the options, the longest of which is 12 months.

For Fiscal Years Ended September 30,	2004	2003	2002

Expected volatility	25.9%	25.8%	24.7%
Dividend yield	5.2%	5.1%	6.2%
Risk-free interest rate	2.5%	2.1%	3.2%
Expected lives (years)	2	3	3
Weighted average fair value	$3.83	$3.36	$4.83

G.	Property, Plant and Equipment

Property, plant and equipment is stated at original cost and includes amounts for capitalized labor costs, payroll taxes, employee benefit costs, administrative costs and an allowance for funds used during construction or capitalized interest as appropriate.

The Company’s utility subsidiaries charge the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation. The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is recorded as depreciation expense in the month incurred.

Diversified businesses’ depreciable properties, other than oil and gas producing properties, are amortized over their estimated useful lives. Gains and losses are recognized at the time of asset sale or disposition.

The consolidated provision for depreciation and amortization for the Company, expressed as an annual percentage of the original cost of depreciable property, was 3.0 percent, 3.0 percent and 3.1 percent for fiscal years 2004, 2003 and 2002, respectively. For Peoples Gas the annual percentage was 3.0 percent, 3.0 percent and 3.2 percent for fiscal years 2004, 2003 and 2002, respectively. For North Shore Gas the annual percentage was 2.3 percent, 2.3 percent and 2.2 percent for fiscal years 2004, 2003 and 2002, respectively.

In the case of oil and gas producing properties, the Company is amortizing the capitalized costs by utilizing the successful efforts method of accounting on an overall units-of-production method based on total estimated proved oil and gas reserves. The fiscal 2004, 2003 and 2002 average rate of depletion was $1.69, $1.62 and $1.40 per Mcfe unit of production, respectively.

The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. These assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amounts. Impairments recorded in 2004, 2003 and 2002 were $1.1 million, $1.3 million and $4.9 million, respectively.

Peoples Energy   65

H.	Gas in Storage

The Company’s utility subsidiaries price storage injections at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the LIFO cost method. The estimated replacement cost of gas in inventory at September 30, 2004 and 2003, exceeded the LIFO cost by approximately $233.8 million and $174.8 million, respectively.

The estimated replacement cost of gas in inventory for Peoples Gas at September 30, 2004 and 2003 exceeded the LIFO cost by approximately $197.9 million and $146.5 million, respectively. The estimated replacement cost of gas in inventory for North Shore Gas at September 30, 2004 and 2003 exceeded the LIFO cost by approximately $35.9 million and $28.3 million, respectively. Both Peoples Gas’ and North Shore Gas’ calculation used a year-end Chicago city-gate gas price of $5.88 for fiscal 2004 and $4.89 for fiscal 2003.

The Retail Energy Services and Midstream Services segments account for gas in inventory using the average cost method.

I.	Regulated Operations

Peoples Gas’ and North Shore Gas’ utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Under this standard, certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates.

Below is a summary of regulatory assets and liabilities of Peoples Gas and North Shore Gas that were reflected on the Consolidated Balance Sheets.

	Peoples Gas		North Shore Gas

	September 30,		September 30,

(In Thousands)	2004	2003	2004	2003

Regulatory assets of subsidiaries
Environmental costs, net of recoveries (see Note 6A)	$174,522	$125,502	$46,719	$37,999
Income tax (see Note 1E)	23,746	21,762	—	—
Gas costs recoverable through rate adjustments	17,950	22,341	2,662	323
Discount, premium, expenses and loss on reacquired bonds	11,152	7,130	2,262	2,374
Price protection program (see Note 1J)	5,514	10,816	1,068	2,918
Other	278	—	—	—

Total regulatory assets of subsidiaries	233,162	187,551	52,711	43,614
Regulatory liabilities of subsidiaries
Income tax (see Note 1E)	—	—	2,550	1,467
Price protection program (see Note 1J)	28,282	24	5,721	4
Gas costs refundable through rate adjustments	29	28	—	5,011

Total regulatory liabilities of subsidiaries	28,311	52	8,271	6,482

Net regulatory assets and liabilities of subsidiaries	$204,851	$187,499	$44,440	$37,132

Environmental costs, net of recoveries are the deferred costs associated with former manufactured gas plant operations, which are allowed to be recovered by the utilities from customers on a dollar-for-dollar basis. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues and related environmental costs. If the Commission were to find that the reconciliation was inaccurate or any of the environmental costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers. Environmental costs are the only regulatory asset that earns a return. This return is based on incremental costs incurred associated with the clean-up of environmental activities.

Under the tariffs of Peoples Gas and North Shore Gas, all prudently incurred gas costs are recoverable from customers. The difference for any month between costs recoverable through the Gas Charge and the actual amount billed to customers under the Gas Charge is recovered from or refunded to customers through future adjustments to the Gas Charge. Such difference for any month is recorded either as a current asset or as a current liability (with a contra entry to gas costs). Gas costs consist of two types—Commodity and Non-Commodity costs.

Peoples Energy   66

The two types are tracked independently and may cause both an accounts receivable from and an accounts payable to customers.

Gas costs recoverable and refundable through rate adjustments represent the regulatory assets and liabilities, respectively, that result from the annual proceedings conducted by the Commission regarding the reconciliation of revenues from the Gas Charge and related gas costs. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings.

J. Derivative Instruments and Hedging Activities
The Company accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales exception.
Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by changes in the marketplace. These instruments are designated cash flow hedges, which allow for the unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. The Company has also used cash flow hedges to reduce interest rate risk associated with debt refinancing activities. In addition to periodically utilizing derivative instruments to hedge debt issuance, the Company engages in interest rate derivatives to adjust the portfolio composition of and floating debt. Realized gains and losses from cash flow hedges are recorded in the income statement in the same month the related physical sales and purchases and interest expense is recorded.

The following table summarizes selected information related to cash flow hedges included in the Consolidated Income Statement and Balance Sheet through September 30, 2004.

			Partnership
(In Thousands)	Commodities	Interest Rate	Transactions	Total

2004
Portion of after-tax gains (losses) on hedging instruments determined to be ineffective and included in net income during the fiscal year ended September 30, 2004	$(987)	$—	$—	$(987)
Accumulated other comprehensive income (loss) after tax at September 30, 2004	$(52,603)	$(562)	$(4,244)	$(57,409)
Portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next 12 months based on prices at September 30, 2004	$(34,292)	$(66)	N/A	$(34,358)
Maximum term	48 months	103 months
2003
Portion of after-tax gains (losses) on hedging instruments determined to be ineffective and included in net income during the fiscal year ended September 30, 2003	$(345)	$—	$—	$(345)
Accumulated other comprehensive income (loss) after-tax at September 30, 2003	$(13,245)	$(628)	$(3,937)	$(17,810)
2002
Portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next 12 months based on prices at September 30, 2002	$(77)	$—	$—	$(77)
Accumulated other comprehensive income (loss) after-tax at September 30, 2002	$(6,017)	$—	$(4,488)	$(10,505)

Mark-to-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility’s cost of gas supply and mitigate price volatility. The regulated utilities’ tariffs allow for full recovery from their customers of prudently incurred gas supply cost. Since the utilities do not bear the price risk

Peoples Energy   67

associated with future gas supply purchases, any associated derivative activity will not qualify for hedge accounting and therefore must be marked-to-market. SFAS No. 71 allows any of these derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.
Fair Value Hedges. The Company uses financial hedges to protect the value of a small portion of Midstream Services’ gas in storage and these are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the inventory hedged are recorded in the income statement. The Company uses certain financial hedges to manage its interest rate risk which are accounted for as fair value hedges. The changes in value of these hedges along with the change in value of the debt hedged are recorded in the income statement.

K. Related Party Transactions
The Company provides administrative services for its subsidiaries. These services include purchasing, accounting, finance and treasury, tax, information technology, auditing, insurance and pension administration, human resources and other miscellaneous services. Costs for these services amounted to $79.3 million, $69.7 million and $13.3 million in fiscal 2004, 2003 and 2002, respectively. The large increase in fiscal 2003 reflects the transfer from Peoples Gas to Peoples Energy of employees providing these services. Cost allocation methodologies used to allocate the costs include such factors as headcount, space occupied and capital investment.

Peoples Gas also provides certain billing, cash receipts processing, customer care, gas transportation and other services ($6.7 million) to North Shore Gas and bills for services rendered.

L. Statement of Cash Flows
For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company’s cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $6.2 million and $5.7 million as of September 30, 2004 and 2003, respectively. For Peoples Gas, the amounts in accounts payable at September 30, 2004 and 2003, were $4.9 million and $5.5 million, respectively. North Shore Gas’ amount in accounts payable at September 30, 2004 was $0.2 million and was insignificant for 2003.

The return of capital investments in fiscal 2002 related to advances to the Elwood partnership and project financing. Although most of the returns reported in the Statement of Cash Flows are related to Elwood, some returns of capital relate to the liquidation of a part of the Oil and Gas Production equity investment in EnerVest.

M. Recent Accounting Pronouncements
In December 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” as amended. Under FIN 46(R), if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company’s only off-balance sheet financings are its operating leases and through its equity method investments, none of which qualify as a variable interest entity. Adoption of FIN 46(R) did not affect the Company’s financial condition or results of operations.

On October 16, 2003, the FASB posted FSP No. 150-2, “Accounting for Mandatorily Redeemable Shares Requiring Redemption by Payment of an Amount That Differs from the Book Value of Those Shares, Under FASB Statement No. 150.” Under this guidance, the investment in SCEP was deemed to be a mandatorily redeemable investment and the Company’s equity in the partnership was reclassified to long-term liabilities on the partnership books. The change on the partnership books has no effect on the Company’s reporting of its results using the equity method of accounting.

Peoples Energy   68

In December 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Medicare Act) was signed into law. The Company has a postretirement health care plan that may be affected by the Medicare Act. Initially, the FASB issued FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in January 2004, to permit companies to elect a deferral of the accounting until additional guidance could be provided. In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” to provide the additional accounting guidance. However, for the Company to make an accurate determination of any potential impact from the Medicare Act, additional guidance is still required from the U.S. Department of Health and Human Services to define terms like “Actuarially Equivalent to Medicare.” The effective date for FSP No. 106-2 is the quarter ended September 30, 2004. The Company believes its plan does not meet the current definition of Actuarially Equivalent to Medicare and therefore any adjustment would not constitute a major plan event and no financial adjustment would be required. Therefore, given what is known currently, management believes that the Medicare Act will not have any significant effect on the financial condition or results of operations of the Company.

SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, and requires new disclosures in interim financial statements. The required information should be provided separately for pension plans and for other postretirement benefit plans. The interim disclosures were adopted in the second quarter of fiscal 2004. The annual requirements have been adopted for the fiscal year ended September 30, 2004.

Peoples Energy   69

2:	Business Segments

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Financial data by business segment is presented below.

					Retail		Corporate
	Gas	Oil and Gas	Power	Midstream	Energy		and
(In Thousands)	Distribution	Production	Generation	Services	Services	Other	Adjustments	Total

For Fiscal Year Ended September 30, 2004
Revenues	$1,494,464	$123,777	$—	$362,853	$323,428	$257	$(44,580)	$2,260,199
Cost of energy sold	868,518	—	—	345,422	299,962	94	(46,219)	1,467,777
Operation and maintenance	269,139	28,846	3,897	5,647	13,271	717	22,761	344,278
Depreciation, depletion and amortization	68,939	47,338	127	448	1,767	15	511	119,145
Taxes, other than income taxes	156,349	9,884	104	90	445	35	3,130	170,037
Property sale (gains)/impairment losses	(3,499)	(99)	—	3	1,163	(115)	—	(2,547)
Restructuring charge	—	—	—	—	—	—	17,000	17,000
Equity investment income (loss)	—	3,729	15,481	—	—	632	—	19,842
Operating income (loss)	$135,018	$41,537	$11,353	$11,243	$6,820	$143	$(41,763)	$164,351
Segment capital assets—net	$1,571,966	$319,099	$10,783	$6,034	$5,961	$950	$4,374	$1,919,167
Investments in equity investees	$—	$19,150	$112,995	$—	$—	$3,674	$—	$135,819
Capital spending	$78,342	$102,376	$2,542	$164	$1,811	$800	$3,354	$189,389

For Fiscal Year Ended September 30, 2003
Revenues	$1,512,444	$106,359	$—	$306,833	$251,108	$195	$(38,545)	$2,138,394
Cost of energy sold	847,878	—	—	287,769	233,079	118	(39,821)	1,329,023
Operation and maintenance	268,312	23,296	4,310	5,017	12,538	1,115	23,903	338,491
Depreciation, depletion and amortization	67,580	41,935	127	429	1,645	17	92	111,825
Taxes, other than income taxes	154,631	9,784	112	97	347	102	2,144	167,217
Property sale (gains)/impairment losses	(339)	—	—	—	—	—	—	(339)
Equity investment income (loss)	—	509	15,805	—	—	1,023	—	17,337
Operating income (loss)	$174,382	$31,853	$11,256	$13,521	$3,499	$(134)	$(24,863)	$209,514
Segment capital assets—net	$1,557,327	$269,283	$1,284	$6,293	$7,246	$1,035	$1,789	$1,844,257
Investments in equity investees	$—	$20,741	$117,535	$—	$—	$3,866	$—	$142,142
Capital spending	$81,999	$98,221	$3,074	$15	$1,078	$1,052	$1,712	$187,151

For Fiscal Year Ended September 30, 2002
Revenues	$1,067,297	$65,710	$4,619	$193,004	$167,787	$48	$(15,931)	$1,482,534
Cost of energy sold	463,844	—	—	176,415	152,059	30	(10,191)	782,157
Operation and maintenance	235,596	16,880	5,532	4,244	12,125	1,088	18,754	294,219
Depreciation, depletion and amortization	68,779	27,312	119	750	1,758	30	104	98,852
Taxes, other than income taxes	131,765	3,242	119	90	296	94	351	135,957
Property sale (gains)/impairment losses	(2,265)	—	—	—	—	—	—	(2,265)
Equity investment income (loss)	—	(2,134)	11,216	1,297	—	417	—	10,796
Operating income (loss)	$169,578	$16,142	$10,065	$12,802	$1,549	$(777)	$(24,949)	$184,410
Segment capital assets—net	$1,547,891	$215,870	$1,002	$6,029	$8,370	$1,231	$925	$1,781,318
Investments in equity investees	$—	$27,400	$123,254	$—	$—	$4,203	$—	$154,857
Capital spending	$92,648	$45,748	$56,725	$4,620	$329	$625	$53	$200,748
Return of advances to joint venture partnerships	$—	$—	$(147,616)	$—	$—	$—	$—	$(147,616)

The table below reconciles the Company’s net capital investments reported on the Consolidated Balance Sheets.

	For Fiscal Years Ended September 30,

(In Thousands)	2004	2003	2002

Capital investments
Segment capital assets—net	$1,919,167	$1,844,257	$1,781,318
Investments in equity investees	135,819	142,142	154,857
Other investments not included in above categories	8,939	15,684	15,476

Total capital investments—net	$2,063,925	$2,002,083	$1,951,651

Peoples Energy   70

3:	Restructuring Charge

During the fourth quarter of fiscal 2004, the Company commenced a restructuring plan to enhance operating efficiency and customer service and to help protect utility customers from the impact of rising operating costs, while maintaining solid financial results for the Company. The restructuring activities resulted in a reduction of over 100 nonunion permanent positions at all levels in the utility business and corporate support functions. An enhanced voluntary termination severance package was offered to nonunion employees including a termination allowance of three weeks’ pay for each completed year of service up to a maximum of 52 weeks of pay, outplacement assistance, enhanced educational assistance, and reduced COBRA rates. Approximately 300 employees accepted the package, resulting in about 200 open positions, most of which are expected to be filled in fiscal 2005.

The restructuring activities were substantially completed by September 30, 2004. The restructuring plan resulted in aggregate charges of $17.0 million to the Consolidated Statement of Income for fiscal 2004. Included in this amount were charges of $9.7 million and $0.9 million related to Peoples Gas and North Shore Gas, respectively, based primarily upon severance payments and related employer payroll taxes at each respective utility. The table below summarizes the total Company charge by major type of cost.

(In Thousands)

Severance payments including payroll taxes	$15,490
Enhanced educational and outplacement assistance	1,050
Medical costs due to reduced COBRA rates	400
Legal fees	60

Total	$17,000

A total of $23,000 for legal fees had been paid through September 30, 2004. The Company has $16,977,000 of unpaid liabilities related to the restructuring charge included in accounts payable on the Consolidated Balance Sheet at September 30, 2004.

The majority of additional $14 million of pension settlement and curtailment costs related to the restructuring will be recorded in the first quarter of fiscal 2005. (See Note 9.)

4:	Equity Investments

The Company has several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company’s equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments are material. The Company records its share of income, gains and losses based on financial information it receives from the partnerships. All information is current or based on estimated results for the quarter. The Company is not a managing partner in any of these investments.

The following table summarizes the combined partnership financial results and financial position of the Company’s unconsolidated equity method investments.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003	2002

Revenues	$175,284	$166,119	$241,569
Operating income	86,664	80,037	62,185
Interest expense	38,594	35,294	41,911
Net income (loss)	47,288	45,475	20,771
Total assets	816,459	847,606	895,400
Total liabilities	495,807	446,740	467,500

Peoples Energy   71

The following table summarizes the Company’s equity method investment ownership percentage and its equity share of the net income (loss) shown in the previous table.

		Ownership Percentage			Equity Investment Income (Loss)

					For Fiscal Years Ended
		At September 30,			September 30,

Investment (In Thousands)	Segment	2004	2003	2002	2004	2003	2002

EnerVest	Oil and Gas	30%	30%	30%	$3,729	$509	$(2,134)
Elwood	Power	50	50	50	9,768	9,792	9,840
SCEP(1)	Power	29	27	30	5,713	6,013	1,376
enovate(1)	Midstream	0	0	0	—	—	1,297
Trigen-Peoples	Other	50	50	50	632	1,020	516
Peoples NGV(1)	Other	0	0	50	—	3	(99)

Total equity investment income (loss)					$19,842	$17,337	$10,796

Undistributed partnership income included in the Company’s retained earnings at the end of each period					$20,099	$11,772	$16,512

(1)	The Company’s investment interest in SCEP began in the fourth quarter of fiscal 2002. The Company liquidated its investments in enovate and Peoples NGV Corp. (Peoples NGV) in the second quarter of fiscal 2002 and the first quarter of fiscal 2003, respectively.

5:	Concentration of Credit Risk

Peoples Gas provides natural gas service to approximately 812,000 customers within Chicago. North Shore Gas provides natural gas service to about 153,000 customers within approximately 275 square miles in northeastern Illinois. Credit risk for the utility companies is spread over a diversified base of residential, commercial and industrial customers.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers’ payment records are continually monitored and credit deposits are required, when appropriate.

Peoples Energy Resources, the Company’s Midstream Services and Power Generation subsidiary, buys and sells natural gas through a variety of counterparties. In addition, the Company has ownership interests in two natural gas-fired power plants: Elwood (50 percent) and SCEP (29 percent). Elwood’s plant capacity and output has been sold on a long-term basis to three counterparties: Aquila, Engage and Exelon. SCEP’s plant capacity and output has been sold on a long-term basis to Exelon.

In August 2004, S&P’s Rating Services upgraded Aquila’s senior unsecured debt rating to B- with a negative outlook. In September 2004, Moody’s upgraded Aquila’s senior unsecured debt rating to B2 with a stable outlook. S&P and Moody’s ratings on Elwood’s bonds remain at B+ with a negative outlook and Ba2 with a stable outlook, respectively. As a result of earlier downgrading in Aquila’s credit ratings, Aquila provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.7 million. In the event Aquila does not fulfill its payment obligations or terminates its PSAs and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its PSAs, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila’s failure to pay Elwood would result in a material adverse effect on the Company.

Peoples Energy   72

Peoples Energy Services, the Company’s Retail Energy Services subsidiary, sells natural gas and electricity to approximately 26,600 commercial and industrial customers in northern Illinois.

As of September 30, 2004, Peoples Energy Production, the Company’s Oil and Gas Production subsidiary, operated 215 wells with approximately 37.5 percent of the production from these wells being sold to a single marketer, Cima Energy LLC. In addition, the Company owns nonoperated interests in 314 wells, which are managed by 40 operators.

6:	Environmental Matters

A. Former Manufactured Gas Plant Operations
The Company’s utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. The subsidiaries are addressing these sites under a program supervised by the IEPA.

Peoples Gas is addressing 29 manufactured gas sites, including two sites described in more detail below. Investigations have been completed at all or portions of 23 sites. Remediations have been completed at all or portions of five sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites. Remediations have not yet been completed at these sites.

The EPA has identified North Shore Gas as a PRP under CERCLA at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a ROD selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. North Shore Gas and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires North Shore Gas and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit under CERCLA against Peoples Gas in federal district court in Chicago. The suit (Continental Title Company v. The Peoples Gas Light and Coke Company, 96 C 3257) seeks recovery of the past and future costs of investigating and remediating the site. In ruling on cross motions for summary judgment, the court determined that Peoples Gas is a liable party under CERCLA and that the owner has established certain, but not all, elements of a defense to liability. Further proceedings have been stayed pending settlement discussions between the parties.

The owners of another property in the vicinity of the former Pitney Court Station have filed suit against Peoples Gas in federal district court in Chicago under the RCRA. The suit (River Village West LLC et al v. The Peoples Gas Light and Coke Co., 04 C 3392) seeks an order directing Peoples Gas to remediate the site. Peoples Gas moved to dismiss the suit because the plaintiffs failed to name the site owner as a party to the litigation. Peoples Gas later agreed to withdraw the motion without prejudice based upon the plaintiffs’ representation to the court that they would file an amended complaint adding the owner as a plaintiff or defendant.

With respect to portions of certain other sites in Chicago, Peoples Gas has received demands from site owners regarding the investigation or remediation of their parcels. Some of these demands seek to require Peoples Gas to perform extensive investigations or remediations.

Peoples Energy   73

The utility subsidiaries are accruing and deferring liabilities and costs incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At September 30, 2004, the total of these deferred liabilities and costs (stated in current year dollars) for Peoples Gas was $174.5 million; for North Shore Gas the total was $46.7 million; and for the Company on a consolidated basis, the total deferred was $221.2 million. Each of these deferred amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management’s best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites ($149.1 million for Peoples Gas; $48.1 for North Shore Gas; and $197.2 million for the Company on a consolidated basis). Management also estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $134.3 million; for North Shore Gas, $32.6 million; and for the Company on a consolidated basis, $166.9 million.

Management’s estimates are developed using probabilistic modeling. They are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. Actual costs, which may differ materially from these estimates, will depend on several factors, including whether contamination exists at all sites, the nature and extent of contamination and the type of remediation that may be required. As discussed above, with respect to a few sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. While management does not believe that the utility subsidiaries are legally required to comply with such demands, should the subsidiaries be required to investigate and remediate to extensive levels at all of the sites that have not yet been remediated, the Company’s aggregate maximum potential liability could be substantially higher than the estimates indicated above.

Each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

Nevertheless, management believes that any costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations that are not recoverable through contribution from other entities or from insurance carriers are recoverable through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities’ former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission.

B.	Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at Shattucks’s Denver site. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934–1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the district court granted North Shore Gas’ motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site.

In 1998, the United States Court of Appeals, Seventh Circuit, reversed the district court’s decision and remanded the case for determination of what liability, if any, the former entity has, and therefore North Shore Gas has, for activities at the site.

Peoples Energy   74

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA’s announcement followed a six-month scientific/technical review by the agency of the remedy’s effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $22.0 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

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

7:	Gas Charge Reconciliation Proceedings and Related Matters

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

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. Three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and Chicago) filed testimony in Peoples Gas’ proceeding and one intervenor (CUB) filed testimony in North Shore Gas’ proceeding. Issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000–2001 and the use of its Manlove storage field to support transactions with third parties (“hub” transactions). Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the AG and CUB have requested disallowances, which range from $8 million to $56 million, covering a variety of alleged issues other than financial hedging. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Staff requested a disallowance of $31 million in the Peoples Gas proceeding and $1.4 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which relate to hedging.

Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas’ underground storage. During the first quarter of fiscal 2004, this amount was capitalized as property, plant and equipment and will be depreciated over the asset’s useful life. An offsetting liability for this amount, which is expected to be refunded to customers, was recorded. During the first quarter, Peoples Gas also recorded property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. A liability was also established for the second proposed disallowance of $0.5 million, resulting in a charge to income. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case. At a status hearing on September 27, 2004, the Administrative Law Judge established a revised schedule for testimony and hearings in the fiscal 2001

Peoples Energy   75

cases. The schedule provides for the Staff and intervenors to file additional direct testimony on January 7, 2005, Peoples Gas and North Shore Gas to file rebuttal testimony on January 28, 2005, Staff and intervenors to file rebuttal testimony on February 18, 2005, and Peoples Gas and North Shore Gas to file surrebuttal testimony on March 4, 2005. Hearings in both cases are scheduled to commence on March 14, 2005. The schedule also provides for other routine procedural dates, including status hearings, prior to the hearings. On September 29, 2004, Peoples Gas and North Shore Gas each filed a motion for summary disposition on the issue of financial hedging. Staff and intervenor responses were filed on October 27, 2004. Peoples Gas and North Shore Gas filed a reply to those responses on November 10, 2004. The administrative law judge has not yet ruled on the motion and no date certain exists for a ruling. An order from the Commission related to the fiscal 2001 Gas Charge reconciliation proceedings is not expected before the fourth quarter of fiscal 2005.

In January 2004, the Company received and responded to a subpoena from the AG requesting, among other things, information regarding transactions between the Company and Enron or its affiliates related to certain issues raised by the Staff and intervenors in the 2001 Gas Charge reconciliation proceedings.

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

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for February 23, 2005. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas and North Shore Gas each filed direct testimony on April 1, 2004. A status hearing is scheduled for March 10, 2005. Fiscal 2004 Gas Charge reconciliation cases were initiated on November 10, 2004. No procedural dates have been scheduled.

Separately, in February 2004 a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas’ gas reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations made in the suit and intend to vigorously defend against the suit. On September 22, 2004, the Court granted a motion to dismiss all counts against Peoples Gas. On October 21, 2004, the plaintiffs filed an amended complaint against the Company. On November 22, 2004, the Company filed a motion to dismiss the amended complaint. Management cannot predict the outcome of this litigation or the potential exposure resulting from it and has not recorded a liability associated with this contingency.

Peoples Energy   76

8:	Other Commitments and Contingencies

A.	Guarantees and Letters of Credit

As of September 30, 2004, the Company had issued approximately $70.4 million of guarantees related to its unconsolidated equity investments as presented in the table below. In addition, the Company has authorized the issuance of standby letters of credit by financial institutions in the amount of $7.4 million as of September 30, 2004. The Company enters into these arrangements to secure financing and facilitate commercial transactions by its investees and subsidiaries with third parties. The Company is not required to record liabilities associated with these obligations in the Consolidated Financial Statements. No such liabilities have been recognized as of September 30, 2004.

		Amount		Expected
Unconsolidated Equity Investee	Nature of Guarantee	(In millions)		Expiration Date

Elwood	Operational guarantee of payment under PSA	$12.5		December 31, 2004
Elwood	Operational guarantee of payment under PSA	10.0		August 31, 2017
Trigen-Peoples	Debt service	15.0	(1)	December 31, 2017
Trigen-Peoples	Operational	19.0		January 1, 2022
Elwood	Debt service	13.9	(2)	July 5, 2026

Total		$70.4

(1)	Based on the outstanding loan balance as of September 30, 2004. The amount of guarantee varies throughout the life of the loan. Prepayment penalty of up to $4.0 million as of September 30, 2004, may apply. The prepayment penalty varies based on market interest rates.
(2)	Based on the outstanding loan balance as of September 30, 2004. The amount of guarantee varies throughout the life of the loan, but cannot exceed $16.5 million.

At September 30, 2004, Peoples Gas had four standby letters of credit totaling $0.7 million. North Shore Gas had no significant letters of credit. Neither Peoples Gas nor North Shore Gas had any outstanding guarantees at September 30, 2004.

B.	Purchase Commitments

Peoples Gas and North Shore Gas have purchase commitments for gas purchase, storage and transportation as well as materials, supplies, services and property, plant and equipment as part of the normal course of business. Certain contracts contain penalty provisions for early termination. The Company does not expect potential payments under these provisions to materially affect results of operations or its financial condition in any individual year. Purchase obligations are summarized below in Note 8D.

C.	Operating Leases

The Company and subsidiaries lease office space under agreements that expire in various years through 2014. During fiscal 2003, the Company extended the lease for its headquarters for an additional five years to August 31, 2014. The rental obligations consist of a base rent plus operating expenses and taxes. Rental expenses for the Company under operating leases were $8.7 million, $9.7 million and $9.2 million for fiscal years 2004, 2003 and 2002, respectively. Rental expenses for Peoples Gas under operating leases were $3.6 million, $5.2 million and $7.9 million for fiscal years 2004, 2003 and 2002, respectively. Rental expenses for North Shore Gas under operating leases were insignificant. The minimum rental commitments payable in future years under all noncancelable leases for the Company and Peoples Gas are summarized below in Note 8D.

Peoples Energy   77

D.	Contractual Obligations

The following table summarizes Peoples Energy’s, Peoples Gas’ and North Shore Gas’ minimum contractual cash obligations as of September 30, 2004.

	Payments Due by Period

		Less than	1 to	4 to	More than
(In Millions)	Total	1 Year	3 Years	5 Years	5 Years

Peoples Energy (consolidated)
Total debt (See Note 12)	$953.0	$55.6	$—	$—	$897.4
Estimate of interest payments on debt(1)	794.4	47.6	149.8	98.8	498.2
Operating leases (See Note 8C)	37.5	3.8	9.8	6.7	17.2
Purchase obligations(2)	505.8	279.1	161.8	50.8	14.1
Minimum pension funding(3) (See Note 9)	52.3	3.8	44.0	4.5	—

Total contractual cash obligations	$2,343.0	$389.9	$365.4	$160.8	$1,426.9

Peoples Gas
Total debt (See Note 12)	$533.0	$31.0	$—	$—	$502.0
Estimate of interest payments on debt(1)	595.8	21.6	72.6	47.4	454.2
Operating leases (See Note 8C)	35.2	3.0	9.4	6.7	16.1
Purchase obligations(2)	185.9	84.0	78.0	19.0	4.9

Total contractual cash obligations	$1,349.9	$139.6	$160.0	$73.1	$977.2

North Shore Gas
Total debt (See Note 12)	$69.3	$—	$—	$—	$69.3
Estimate of interest payments on debt(1)	52.5	3.3	9.9	6.6	32.7
Operating leases (See Note 8C)	—	—	—	—	—
Purchase obligations(2)	33.9	16.5	14.6	2.8	—

Total contractual cash obligations	$155.7	$19.8	$24.5	$9.4	$102.0

(1)	Includes interest on fixed and adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at September 30, 2004.
(2)	Includes gas purchases, storage, transportation, information technology-related and miscellaneous long-term and short-term capital purchase commitments.
(3)	Minimum pension funding is an estimate of the contributions that would be required pursuant to the Employee Retirement Income Security Act to fund benefits earned as of October 1, 2004. Additional contributions may be made to fund benefits accruing after October 1, 2004, or on a discretionary basis.

9:	Retirement and Postretirement Benefits

The Company and its subsidiaries participate in two noncontributory defined benefit pension plans, the Retirement Plan and the Service Annuity System, covering substantially all employees. These plans provide pension benefits that generally are based on an employee’s length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the Retirement Plan July 1, 2001, and thereafter will have their benefits determined based on their compensation during the five years preceding termination of employment and an aged-based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has a non-qualified pension plan (Supplemental Plan) that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.

In addition, the Company and its subsidiaries currently provide certain contributory health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. These plans, like the pension plans, are funded based upon actuarial determinations, consideration of tax regulations and the Company’s funding policy. The Company accrues the expected costs of such benefits over the service lives of all employees.

Peoples Energy   78

Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, reconciliations of the beginning and ending balances of the plan assets, and the funded status of these plans, based on a July 1 to June 30 measurement year, are as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits

(In Millions) Fiscal Years Ended September 30	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of measurement period	$487.2	$410.4	$125.6	$105.4
Service cost	17.8	13.6	5.3	3.6
Interest cost	27.7	29.2	7.3	7.6
Participant contributions	—	—	5.0	4.5
Plan amendments	—	—	—	(11.4)
Actuarial (gain)/loss	(23.7)	85.3	18.5	30.3
Benefits paid	(50.7)	(51.3)	(14.6)	(14.4)

Benefit obligation at end of measurement period (June 30)	$458.3	$487.2	$147.1	$125.6

Change in plan assets
Market value of plan assets at beginning of measurement period	$467.7	$485.3	$51.7	$59.6
Actual return on plan assets	77.1	27.7	4.7	1.9
Employer contributions (including non-qualified plans)	1.0	6.0	0.1	0.1
Participant contributions	—	—	5.0	4.5
Benefits paid	(50.7)	(51.3)	(14.6)	(14.4)

Market value of plan assets at end of measurement period (June 30)	$495.1	$467.7	$46.9	$51.7

Funded status	$36.8	$(19.5)	$(100.2)	$(73.9)
Unrecognized net transition obligation (asset)	(0.9)	(2.2)	19.3	21.2
Unrecognized prior service cost	43.3	46.3	—	—
Unrecognized net actuarial (gain)/loss	90.7	156.0	40.1	24.0
Contributions: July 1 to September 30	0.6	0.1	—	0.1

Recognized prepaid (accrued) benefit cost at September 30	$170.5	$180.7	$(40.8)	$(28.6)

Amounts recognized in the statement of financial position consist of:
Prepaid pension cost	$147.2	$186.9	$—	$—
Accrued benefit liability	(18.2)	(76.4)	(40.8)	(28.6)
Intangible asset	28.4	30.5	—	—
Accumulated other comprehensive income	13.1	39.7	—	—

Net amount recognized	$170.5	$180.7	$(40.8)	$(28.6)

The accumulated benefit obligation for pension benefits was $366.4 million and $388.2 million at June 30, 2004 and 2003, respectively.

The Company’s Retirement Plan and Supplemental Plan had an accumulated benefit obligation in excess of plan assets as of June 30, 2004 and 2003, as summarized below.

	Retirement		Supplemental
	Plan		Plan

(In Millions)	2004	2003	2004	2003

Projected benefit obligation	$261.9	$275.1	$5.0	$5.1
Accumulated benefit obligation	215.1	221.2	3.3	4.9
Fair value of plan assets	202.6	194.0	—	—

Peoples Energy   79

Net pension benefit cost and net postretirement benefit cost for all plans included the following components:

				Other Postretirement
	Pension Benefits			Benefits

(In Millions) Fiscal Years Ended September 30	2004	2003	2002	2004	2003	2002

Service cost	$17.9	$13.5	$13.9	$5.3	$3.6	$3.5
Interest cost	27.7	29.2	32.0	7.3	7.6	8.0
Expected return on plan assets	(46.6)	(51.9)	(55.2)	(3.8)	(4.5)	(5.5)
Amortization of:
Net transition (asset)/obligation	(1.1)	(1.2)	(1.5)	1.9	3.3	3.8
Prior service cost	3.0	3.0	3.9	—	—	—
Net (gain)/loss	1.5	(0.6)	(3.1)	0.9	(0.1)	(1.0)

Net periodic benefit cost (credit)	2.4	(8.0)	(10.0)	11.6	9.9	8.8

Contribution shortfall recognition	—	—	—	0.7	—	—
Effects of lump sum settlements upon retirement	9.4	6.5	(13.2)	—	—	—

Net benefit cost (credit)	$11.8	$(1.5)	$(23.2)	$12.3	$9.9	$8.8

Net benefit cost (credit) by company
Peoples Gas	$3.0	$(4.2)	$(25.0)	$10.0	$8.8	$7.8
North Shore Gas	2.8	1.7	0.8	1.2	1.0	0.8
All other companies	6.0	1.0	1.0	1.1	0.1	0.2

	$11.8	$(1.5)	$(23.2)	$12.3	$9.9	$8.8

Amounts included in other comprehensive income arising from a change in the minimal liability are summarized below:

			Other
			Postretirement
	Pension Benefits		Benefits

(In Millions) Fiscal Years Ended September 30,	2004	2003	2004	2003

Change in minimum liability included in other comprehensive income	$(26.6)	$38.9	N/A	N/A

The following assumptions were used to determine the benefit obligations as of June 30:

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Discount rate	6.25%	6.00%	6.25%	6.00%
Assumed future compensation increases	3.75%	3.75%
Health care cost trend rate assumed for next year			10.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2010	2007

The following assumptions were used to determine net periodic benefit cost for fiscal years ended September 30:

				Other Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	7.50%	8.00%	6.00%	7.50%	8.00%
Expected return on assets	8.75%	9.00%	9.00%	8.75%	9.00%	9.00%
Assumed future compensation increases	3.75%	4.00%	4.50%
Health care cost trend rate assumed for next year				8.00%	5.50%	5.25%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)				5.00%	5.50%	5.25%
Year that the rate reaches the ultimate trend rate				2007	2003	2002

The Company establishes its expected return on asset assumption based on consideration of historical and projected asset class returns. For each asset class, the expected return is calculated as the weighted average of the historical and projected returns, as determined by an independent source. This amount is then compared to the historical investment performance of the Trust as well as a group of peer companies for reasonableness.

Peoples Energy   80

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point

(In Millions)	Increase	Decrease

Effect on total of service and interest cost	$2.0	$(1.7)
Effect on postretirement benefit obligation	$16.1	$(13.9)

The Company’s investment policy relating to pension plan assets is to maintain an asset mix consistent with the target asset allocation and to rebalance the portfolio if the actual allocation deviates from the target by more than stated limits. In 2002, the target asset allocation was 60 percent equity securities and 40 percent debt securities. Equity securities were increased during 2003 until the new target allocations were achieved. The Company’s pension plan asset allocations by asset category at June 30 are as follows:

		Percentage of
		Plan Assets
	Target	at June 30,
	Allocation
Asset Category	2004	2004	2003	2002

Equity securities	70%	72%	65%	60%
Debt securities	30%	27%	34%	39%
Other	0%	1%	1%	1%

Total	100%	100%	100%	100%

The Company’s other postretirement benefit plan asset allocations by asset category at June 30, the end of the measurement year, are as follows:

		Percentage of
		Plan Assets
	Target	at June 30,
	Allocation
Asset Category	2004	2004	2003	2002

Equity securities	60%	58%	58%	53%
Debt securities	40%	39%	40%	40%
Other	0%	3%	2%	7%

Total	100%	100%	100%	100%

The Company expects to contribute $5.0 million to its pension plans and does not expect to make contributions to its other postretirement benefit plans in fiscal 2005.

In fiscal 2005 the Company expects to record a combined $14 million noncash expense for pension and other postretirement benefits associated with the restructuring described in Note 3. The $14 million includes approximately $9 million related to effects of lump sum settlements and $5 million related to curtailment charges. In addition, remeasurement of the pension plan’s liabilities and assets when the plan curtailment is recognized during the first quarter of fiscal 2005 will result in an increase of $22.6 million in the minimum liability recognized in other comprehensive income.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plan trusts during the following fiscal years:

	Prior to Restructuring		Reflecting Restructuring

(In Millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

2005	$29.7	$9.9	$69.9	$10.2
2006	28.1	9.9	30.7	10.4
2007	28.7	9.8	24.8	10.2
2008	30.6	9.6	26.8	10.0
2009	31.3	9.6	27.3	10.0
Years 2010– 2014	204.6	51.8	180.7	51.9

In addition to the defined benefit pension plans, the Company sponsors 401(k) savings plans for the majority of its employees. The plans allow employees to contribute a portion of their income in accordance with specified

Peoples Energy   81

guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company’s matching contribution to the savings plans totaled $4.0 million, $3.9 million and $3.7 million in fiscal 2004, 2003 and 2002, respectively.

10:	Tax Matters

A.	Income Tax Expense

Total income tax expense (benefit) as shown for the Company on the Consolidated Statements of Income is composed of the following:

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003	2002

Current:
Federal	$21,833	$32,394	$1,200
State	(1,003)	1,384	2,441

Total current income taxes	20,830	33,778	3,641

Deferred:
Federal	15,977	18,943	37,055
State	2,145	7,261	6,284

Total deferred income taxes	18,122	26,204	43,339

Total investment tax credits— net	(1,119)	(800)	(659)

Net income tax expense	$37,833	$59,182	$46,321

Total income tax expense as shown for Peoples Gas and North Shore Gas on the Consolidated Statements of Income is composed of the following:

	Peoples Gas			North Shore Gas

(In Thousands) For Fiscal Years Ended September 30,	2004	2003	2002	2004	2003	2002

Current:
Federal	$17,565	$24,382	$9,689	$2,976	$6,225	$5,127
State	3,915	4,243	3,640	672	1,035	1,269

Total current income taxes	21,480	28,625	13,329	3,648	7,260	6,396

Deferred:
Federal	2,721	12,941	29,795	2,655	881	1,374
State	1,199	4,933	5,316	555	621	197

Total deferred income taxes	3,920	17,874	35,111	3,210	1,502	1,571

Total investment tax credits—net	(1,003)	(747)	(608)	(115)	(50)	(51)

Net income tax expense	$24,397	$45,752	$47,832	$6,743	$8,712	$7,916

B.	Tax Rate Reconciliation

The following is a reconciliation for the Company between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense.

	Percent of Pretax Income

	2004	2003	2002

Computed federal income tax expense	35.00	35.00	35.00
State income taxes— net	0.50	3.48	4.30
Tax credits	—	(0.65)	(3.34)
Other— net	(3.81)	(1.54)	(1.75)

Net income tax expense	31.69	36.29	34.21

Peoples Energy   82

The following are reconciliations for Peoples Gas and North Shore Gas between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense.

	Peoples Gas			North Shore Gas

	Percent of Pretax Income			Percent of Pretax Income

For Fiscal Years Ended September 30,	2004	2003	2002	2004	2003	2002

Computed federal income tax expense	35.00	35.00	35.00	35.00	35.00	35.00
State income taxes—net	4.59	4.78	4.74	4.38	4.73	4.68
Amortization of deferred federal taxes	—	—	—	(0.60)	(1.66)	(1.50)
Other—net	(4.62)	(3.28)	(1.67)	(0.85)	(0.61)	(0.19)

Net income tax expense	34.97	36.50	38.07	37.93	37.46	37.99

C.	Deferred Income Taxes

Summarized in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1E).

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003

Deferred tax liabilities:
Property—accelerated depreciation and other property-related items	$402,591	$379,541
Pension	68,015	59,273
Other	47,478	42,735

Total deferred income tax liabilities	518,084	481,549

Deferred tax assets:
Derivative Instruments	(38,725)	—
Alternative minimum tax	—	(12,513)
Other	(71,521)	(65,662)

Total deferred income tax assets	(110,246)	(78,175)

Net deferred income tax liabilities	$407,838 (1)	$403,374 (2)

(1)	Includes $15.5 million of net current deferred taxes that are classified in prepayments and accounts payable on the balance sheet.
(2)	Includes $4.5 million of net current deferred taxes that are classified in other current assets and accounts payable on the balance sheet.

Summarized in the tables below for Peoples Gas and North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1E).

	Peoples Gas		North Shore Gas

(In Thousands) For Fiscal Years Ended September 30,	2004	2003	2004	2003

Deferred tax liabilities:
Property—accelerated depreciation and other property-related items	$310,361	$301,998	$40,103	$37,662
Gas cost reconciliation	—	—	2,236	1,980
Pension	65,239	57,135	—	—
Other	42,420	34,465	1,461	1,214

Total deferred income tax liabilities	418,020	393,598	43,800	40,856

Deferred tax assets:
Group insurance	—	—	(2,282)	(1,719)
Pension	—	—	(1,834)	(2,032)
Other	(46,281)	(40,223)	(5,151)	(5,827)

Total deferred income tax assets	(46,281)	(40,223)	(9,267)	(9,578)

Net deferred income tax liabilities	$371,739	$353,375	$34,533	$31,278

Peoples Energy   83

11:	Debt Covenants

North Shore Gas’ indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2004, such restrictions amounted to $6.9 million out of North Shore Gas’ total retained earnings of $80.3 million.

The Company has revolving credit facilities which primarily support its commercial paper borrowing. These credit facilities provide that the lenders under such facilities may terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company’s debt-to-total capital ratio exceeds 65 percent. At September 30, 2004, this ratio, as defined in the credit facilities, was 45 percent for Peoples Energy and 52 percent for Peoples Gas.

The Company’s indenture relating to its $325.0 million notes due January 15, 2011, has a cross-default provision relating to any other indebtedness greater than $15.0 million. The Company’s three-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million. Peoples Gas’ one-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million.

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

12:	Long-Term Debt and Short-Term Debt

A.	Changes in Debt Securities

During fiscal 2004, the Company took advantage of the low interest rate environment to term up adjustable rate debt. The following table summarizes the changes that have occurred in the composition of the Company’s debt. In general, debt classified as short-term due to the technical tender provisions was replaced by long-term debt.

(Dollars In Millions)	Issuances			Retirements

Peoples Gas	$51.0	(1)	Adjustable rate, Series OO due Oct. 1, 2037(2)	$27.0	(1)	Variable rate, Series EE
	51.0	(1)	Adjustable rate, Series PP, due Oct. 1, 2037(2)	37.5	(1)	Variable rate, Series II
	75.0	(1)	Adjustable rate, Series QQ, due Nov. 1, 2038	37.5	(1)	Variable rate, Series JJ
			(4.875% fixed 15 years)	75.0	(1)	5.75%, Series DD

Total Fiscal 2004	$177.0			$177.0

(1)	Tax exempt
(2)	Current mode auction rate 35-day period. Fiscal 2004 weighted average interest rate of 1.11%.

Peoples Gas and North Shore Gas utilize mortgage bonds to secure tax exempt interest rates. The Illinois Finance Authority has issued tax exempt bonds for the benefit of Peoples Gas and North Shore Gas and Chicago has issued tax exempt bonds for the benefit of Peoples Gas. Each issuance is secured by an equal principal amount of Peoples Gas’ or North Shore Gas’ first mortgage bonds.

In March 2003, Peoples Gas issued $50.0 million of 4.00% Series MM-1 bonds, due March 1, 2010, in a private placement with registration rights. On October 15, 2003, Peoples Gas completed a registered exchange offer of $50.0 million principal amount of 4.00% Series MM-2 bonds due March 1, 2010, for all of the outstanding Series MM-1 bonds.

In May 2003, Peoples Gas issued $75.0 million of 4.625% Series NN-1 bonds, due May 1, 2013, in a private placement with registration rights. On October 15, 2003, Peoples Gas completed a registered exchange offer of

Peoples Energy   84

$75.0 million principal amount of 4.625% Series NN-2 bonds due May 1, 2013, for all of the outstanding Series NN-1 bonds.

In May 2003, North Shore Gas issued $40.0 million of 4.625% Series N-1 bonds, due May 1, 2013, in a private placement with registration rights. On October 15, 2003, North Shore Gas completed a registered exchange offer of $40.0 million principal amount of 4.625% Series N-2 bonds due May 1, 2013, for all of the outstanding Series N-1 bonds.

B.	Short-Term Debt

The following table presents a detail of short-term debt by type.

	Fiscal 2004	Balance At	Fiscal 2003	Balance At
	Weighted Average	September 30,	Weighted Average	September 30,
(In Thousands)	Interest Rate %	2004	Interest Rate %	2003

Commercial Paper:
Peoples Energy	1.23	$24,625	1.72	$—
Peoples Gas	1.11	31,000	1.59	55,949
North Shore Gas	1.07	—	1.45	—
Bonds:
Peoples Gas:
Adjustable Rate Series EE, due December 1, 2023 (called 10/14/03)	1.15	—	1.56	27,000
Adjustable Rate Series GG, due March 1, 2030 (called 3/27/03)	1.84	—	1.84	—
Adjustable Rate Series HH, due March 1, 2030 (rate termed out at 4.75% as of 7/01/04)	2.10	—	1.47	50,000
Adjustable Rate Series II, due March 1, 2030 (called 11/12/03)	1.30	—	1.62	37,500
Adjustable Rate Series JJ, due March 1, 2030 (called 10/14/03)	1.45	—	1.63	37,500

Total short-term debt— Company		$55,625		$207,949

Company loans to Peoples Gas	1.05	$—	1.55	$24,400

Company loans to North Shore Gas	1.41	$3,810	1.75	$—

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-term debt. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2004 and 2003, Peoples Energy had lines of credit totaling $225.0 million and $150.0 million, respectively, of which available credit was $200.4 million and $150.0 million, respectively. The current agreements for the $225 million will expire March 2007. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee. In addition, at September 30, 2004 and 2003, the Company had approximately $7.4 million and $6.5 million, respectively, of letters of credit outstanding for financial and performance guarantees.

Short-term cash needs of Peoples Gas are met through intercompany loans from the Company, bank loans or the issuance of commercial paper. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2004, Peoples Gas had aggregate available lines of $200.0 million of which available credit was $169.0 million. Agreements covering these lines expire in August 2005. North Shore Gas’ short-term cash needs are met through loans from the Company which are sufficient resources to meet working capital requirements. At September 30, 2003, Peoples Gas and North Shore Gas had aggregate available lines of credit totaling $167.5 million, of which available credit was $111.6 million. Such lines of credit are believed to be adequate to support projected short-term credit needs of Peoples Gas. The credit facilities of the Company and Peoples Gas are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. In addition, at September 30, 2004 and 2003, Peoples Gas had approximately $0.7 million and $4.4 million, respectively, of letters of credit outstanding for financial and performance guarantees.

Peoples Energy   85

13:	Earnings Per Share

The following table summarizes average and diluted shares for computing the Company’s per-share amounts. The dilution is attributable to stock options outstanding under the Company’s LTIC and DSOP. The diluted shares for the Company are as follows:

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003	2002

Average shares of common stock outstanding	37,318	36,054	35,454
Effects of options	172	142	38

Diluted shares	37,490	36,196	35,492

For fiscal 2004, all outstanding options were included in the computation of diluted earnings per share. For fiscal 2003 and 2002, options to purchase 526,600 shares and 609,400 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive.

14:	Preferred Stock

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none were issued and outstanding at September 30, 2004.

Peoples Gas has 430,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2004. North Shore Gas has 160,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2004.

15:	Common Stock

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or “at-the-market” offerings. Through September 30, 2004, 1,235,700 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $47.9 million.

Peoples Energy   86

In addition, the Company issues common stock through other plans such as Direct Purchase and Investment Plan and ESPP. In early fiscal 2003, the Company began issuing new shares from open market transactions to satisfy the requirements of the Direct Purchase and Investment Plan. Stock activity is summarized below.

	For Fiscal Years Ended September 30,

	2004			2003		2002

(Dollars in Thousands)	Shares		Dollars	Shares	Dollars	Shares		Dollars

Beginning of period	36,689,968		$339,785	35,459,006	$294,939	35,398,944		$292,534
Shares issued:
Employee Stock Purchase Plan	13,244		487	12,926	452	12,921		454
Long-Term Incentive Compensation Plan— net	390,302		14,451	74,213	1,079	31,453		1,551
Shares issued through continuous equity offerings	377,400		15,458	858,300	32,445	—		—
Directors Deferred Compensation Plan			—	6,142	187	14,488		367
Directors Stock and Option Plan	766	(1)	33			1,200	(1)	33
Direct Purchase and Investment Plan	262,214		10,954	279,381	10,683	—		—

Total activity for the period	1,043,926		41,383	1,230,962	44,846	60,062		2,405

End of period	37,733,894		$381,168	36,689,968	$339,785	35,459,006		$294,939

(1)	During 2004 Treasury Shares were reduced by 3,000 of which 766 were re-issued in accordance with the DSOP. During 2002 Treasury Shares were reduced by 1,200, of which 1,200 were re-issued in accordance with the DSOP.

Under the DSOP, as amended by the Board of Directors in December 2002, each nonemployee director of the Company will receive, as part of his or her annual retainer beginning in May 2003, an annual award of 1,000 deferred shares of common stock of the Company. The annual award of 1,000 deferred shares replaces the annual grant of 300 shares and 3,000 options previously provided for by the plan prior to the December 2002 amendment. Deferred shares are automatically deferred until the earliest of (i) the director’s retirement from the Company’s Board of Directors, (ii) one year after the director ceases to be a director of the Company for any other reason, and (iii) a change of control of the Company, and are not delivered by the Company until such date. The director is entitled to receive amounts representing dividends from such deferred shares equal to dividends paid with respect to a like number of shares of common stock of the Company. Each director can make an election from time to time as to whether to receive dividends in the form of cash payments or in the form of additional deferred shares. Deferred shares do not entitle a director to vote on any matter to be considered by the Company’s shareholders prior to the date of distribution of common stock and are generally not transferable other than upon a director’s death.

Under the Company’s 1990 Long Term Incentive Compensation Plan (1990 LTIC), the grant of an option enables the recipient to purchase Company common stock at a purchase price equal to the fair market value of the shares on the date the option was granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. Before an option or SAR may be exercised, the recipient must generally complete 12 months of continuous employment subsequent to the grant of the option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement or termination of employment for other reasons.

On February 27, 2004, the shareholders approved a new compensation plan, the 2004 Incentive Compensation Plan (2004 Plan). The 2004 Plan is comprised of two sub-plans: (i) the Long-Term Incentive Compensation Plan (Long-Term Plan) and (ii) the Short-Term Incentive Compensation Plan (Short-Term Plan). The adoption of the 2004 Plan effectively replaced the Company’s 1990 Long-Term Incentive Compensation Plan (1990 LTIC) and Short-Term Incentive Compensation Plan. Accordingly, no further awards will be made under the 1990 LTIC. The 2004 Plan provides for the award of restricted stock (RSAs), restricted stock units (RSUs) and performance shares to key management employees; it does not provide for the award of stock options or SARs. Restricted stock are shares of the Company’s common stock awarded to eligible employees and are subject to forfeiture if the conditions to vesting that are set forth in the related award agreement are not met. Vesting of restricted stock will

Peoples Energy   87

be based on the continued service of the recipient. RSAs granted to date under the 1990 LTIC vest in equal annual increments over a five-year period from the date of grant and are subject to forfeiture if the recipient fails to remain employed, other than by reason of death, disability or retirement, until the applicable vesting date. Additionally, in the event of a change in control (as defined in the provisions of the 2004 Plan), any grants of restricted stock under the Long-Term Plan will become immediately fully vested.

An RSU is a contingent right to receive a share of common stock of the Company that is subject to forfeiture if the conditions to vesting that are set forth in the related award agreement are not met. Vesting may be based on the continued service of the recipient, upon the achievement of one or more performance goals established by the Committee, or upon a combination of continued service by the recipient and the achievement of one or more performance goals. Additionally, in the event of a change in control, any grants of RSUs under the Long-Term Plan will become immediately fully vested. The performance goals will be based on one or more performance criteria set forth in the 2004 Plan.

The Long-Term Plan provides for 100 percent vesting of a recipient’s RSUs if the recipient terminates employment by reason of death or disability. If the recipient terminates employment by reason of retirement the Long-Term Plan provides for (i) 100 percent vesting of a recipient’s RSUs if vesting is based solely on continued service, and (ii) as provided in recipient’s award agreement in the case of RSUs with vesting based solely or in part on the achievement of one or more performance goals. If the employment of an RSUs recipient terminates other than by reason of death, disability, or retirement, the recipient forfeits all rights to any RSUs that remain unvested at the time of such termination.

RSUs will be settled by the delivery to the recipient shares of common stock equal to the number of the recipient’s RSUs that are vested as of the date of the recipient’s termination of employment.

A performance share is a contingent right to receive a share of common stock of the Company in the future, pursuant to the terms of a grant made under the Long-Term Plan and the related award agreement. One or more performance goals and a performance cycle (period) of not less than one year is established for any grant of performance shares. The performance goals are based on one or more performance criteria set forth in the 2004 Plan’s provisions. At the expiration of the performance cycle, the Committee will determine and certify the extent to which the performance goals were achieved. The Committee will then determine the number of performance shares to which a recipient of performance shares under the grant is entitled, based upon the number of performance shares originally granted to the recipient and the level of performance achieved. Performance shares will be settled by the delivery of shares of common stock of the Company as soon as practicable after the close of the performance cycle.

If a performance share recipient’s employment with the Company terminates other than by reason of death, disability, or retirement prior to the last day of a performance cycle, the recipient will forfeit the performance shares granted with respect to such performance cycle. If a performance share recipient’s employment with the Company terminates by reason of death or disability prior to the last day of a performance cycle, the performance goals for the recipient’s performance shares will be deemed to have been achieved at target levels, and the recipient will be entitled to a pro rata distribution of shares of common stock in settlement of the performance shares. If a performance share recipient’s employment with the Company terminates by reason of retirement prior to the last day of a performance cycle, the recipient will be entitled to a pro rata distribution of shares of common stock in settlement of the performance shares, based upon the performance goals achieved.

Under the 2004 Plan, a performance goal will be based on one or more of the following criteria: total shareholder return; return on invested capital, equity or assets; operating profit; earnings per share; sales or revenues; operating expenses; common stock price appreciation; cash flow; increases in economic value of a subsidiary, division, business unit, or asset or group of assets of the Company or any subsidiary, division, or business unit; pretax income or after-tax income; or reductions in expenses, which reductions may be expressed in terms of absolute numbers and/or as a percentage decrease. The performance goals may be based on the performance of the Company generally or relative to peer company performance and may be based on a comparison of actual performance during a performance period against budget for such period.

The Company offers employees periodic opportunities to purchase shares of its common stock at a discount from the then current market price under its ESPP. As of September 30, 2004, the Company may sell up to

Peoples Energy   88

886,157 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees are eligible to purchase shares at 90 percent of the stock’s market price at the date of purchase.

The following table presents the weighted average option and SARs price and the non-qualified stock options, SARs, and RSAs activity related to the Company’s LTIC, 2004 Plan and DSOP plans. No RSUs were granted in fiscal 2004. At September 30, 2004, no shares issuable under RSUs were outstanding or determinable and no shares issuable under performance shares were determinable. The options and SARs had a weighted average remaining life of seven years and six years, respectively. For options outstanding, prices ranged from $31.34 to $41.16. At September 30, 2004, there were no options or SARs available for future grants due to the adoption of the 2004 Plan as described above. Under the 2004 Plan described above, there were 657,275 shares available for future grants of RSAs, RSUs and performance shares of which no more than 350,000 shares may be used for RSAs or RSUs that provide for vesting solely based upon continued service. Under the DSOP, there were no options or share awards available for future grants due to the amendment of the DSOP as explained above. However, there were 105,393 of deferred shares available for future grants.

	Weighted		Weighted
	Average	Non-Qualified	Average			Performance
	Option Price	Stock Options	SAR Price	SARs	RSAs	Shares

Outstanding at September 30, 2001	$34.13	458,550	$33.99	409,550	92,505	—

Granted	40.90	550,500	41.16	27,900	50,300	—
Exercised	33.47	(42,900)	33.15	(52,200)	(63,595)	—
Forfeited	41.16	(7,600)	—	—	—	—

Outstanding at September 30, 2002	37.99	958,550	34.63	385,250	79,210	—

Granted	34.06	426,900	34.03	25,000	46,800	—
Exercised	33.67	(238,950)	33.09	(210,750)	(30,235)	—
Forfeited	38.48	(29,500)	—	—	(1,300)	—

Outstanding at September 30, 2003	37.40	1,117,000	36.17	199,500	94,475	—

Granted	—	—	—	—	48,350	46,000
Exercised	35.54	(367,900)	35.22	(91,800)	(25,850)	—
Forfeited	38.43	(9,100)	—	—	(9,060)	(3,275)

Outstanding at September 30, 2004	38.31	740,000	36.98	107,700	107,915	42,725

		Non-Qualified
	Weighted Average	Stock Options
	Option/SAR Price	and SARs

Exercisable at September 30, 2001	$36.08	318,300
Exercisable at September 30, 2002	$34.16	773,000
Exercisable at September 30, 2003	$38.66	902,200
Exercisable at September 30, 2004	$38.14	847,700

16:	Quarterly Financial Data (Unaudited)

Quarterly financial data does not always reveal the trend of the Company’s business operations due to nonrecurring items and seasonal weather patterns which affect earnings, and related components of net revenues and operating income.

In the fourth quarter of fiscal 2004, the Company recorded a restructuring charge of $17.0 million, a portion of which related to Peoples Gas ($9.7 million) and North Shore Gas ($0.9 million), as described in Note 3.

In the fourth quarter of fiscal 2004, the Company also recorded adjustments to operating income of $6.9 million ($4.2 million or $0.11 per diluted share after taxes). These adjustments were identified as part of the year-end financial reporting and control processes. Operating income of Peoples Gas and North Shore Gas reflect fourth quarter adjustments of $5.8 million ($3.5 million after taxes) and $1.1 million ($0.7 million after taxes), respectively. These adjustments on an after tax basis include amounts related to prior years totaling $3.0 million (net of taxes of $2.0 million), $2.6 million (net of taxes of $1.7 million) and $0.4 million (net of taxes of $0.3 million) for the Company, Peoples Gas and North Shore Gas, respectively.

Peoples Energy   89

The adjustments were identified as a result of reconciliations between the detailed customer billing records and the general ledger accounting systems of the Company’s two Gas Distribution utilities, Peoples Gas and North Shore Gas. These adjustments were made to bring the utilities’ accounting records into agreement with the customer records. Differences between the two systems occurred over the past five years primarily due to certain routine billing adjustments made to detailed customer account records which were not correctly reflected in the utilities’ accounting system and resulting financial statements.

The Company believes that the effects of these differences are not material to the results of operations and the financial condition of Peoples Energy, Peoples Gas and North Shore Gas for each of the affected years or to the trend of earnings for each company.

Quarterly financial data for the Company was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

2004
Operating revenue	$604,884	$927,021	$401,137	$327,157	$2,260,199
Operating income (loss)	60,152	94,941	17,084	(7,826)	164,351
Net income (loss)	31,351	54,904	5,623	(10,314)	81,564
Basic EPS:
Net income (loss)	0.85	1.47	0.15	(0.27)	2.19
Diluted EPS:
Net income (loss)	0.85	1.46	0.15	(0.27)	2.18
Dividends declared	0.53	0.54	0.54	0.54	2.15
Common stock prices (high-low)	$42.72–$38.82	$46.03–$41.37	$45.19–$38.91	$43.86–$38.50	$46.03–$38.50

2003
Operating revenue	$549,111	$903,833	$398,147	$287,302	$2,138,394
Operating income	60,318	114,529	24,421	10,246	209,514
Net income	31,001	63,481	8,013	1,439	103,934
Basic EPS:
Net income	0.87	1.78	0.22	0.04	2.88
Diluted EPS:
Net income	0.87	1.77	0.22	0.04	2.87
Dividends declared	0.52	0.53	0.53	0.53	2.11
Common stock prices (high-low)	$38.99–$31.06	$40.35–$34.93	$45.25–$35.16	$44.30–$39.53	$45.25–$31.06

Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, the sum of each quarter may not equal the amount computed for the total year.

Quarterly financial data for Peoples Gas was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

2004
Operating revenue	$375,637	$572,272	$202,279	$129,187	$1,279,375
Operating income (loss)	42,498	65,367	6,002	(26,059)	87,808
Net income (loss)	23,188	37,873	2,453	(18,138)	45,376

2003
Operating revenue	$352,037	$578,774	$228,429	$132,428	$1,291,669
Operating income (loss)	48,619	87,116	15,734	(6,675)	144,795
Net income (loss)	26,585	51,406	6,553	(4,962)	79,582

Peoples Energy   90

Quarterly financial data for North Shore Gas was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

2004
Operating revenue	$63,863	$101,284	$33,678	$23,886	$222,711
Operating income (loss)	8,001	12,690	2,177	(1,536)	21,332
Net income (loss)	4,451	7,360	921	(1,656)	11,076

2003
Operating revenue	$65,468	$102,745	$40,313	$23,478	$232,005
Operating income (loss)	8,883	15,539	2,589	(100)	26,911
Net income (loss)	4,760	9,241	859	(314)	14,545

17:	Supplemental Oil and Gas Disclosures (Unaudited)

A.	Results of Operations for Exploration and Production Activities

The following table summarizes revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. The Company has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003	2002

Oil and gas production revenues(1)	$123,777	$106,359	$65,710
Operating costs:
DD&A and impairments	47,078	41,700	27,166
Lease operating expenses	13,326	10,820	7,675
Exploration expense	5,479	3,269	981
Production taxes	9,565	9,472	3,078
Income tax	17,229	14,547	5,788

	92,677	79,808	44,688
Results of operations for producing activities (excluding corporate overhead, general and administrative costs and financing costs)	$31,100	$26,551	$21,022

Lease operating expense per Mcfe	$0.48	$0.42	$0.40
Production taxes per Mcfe	$0.34	$0.37	$0.16
Amortization rate per Mcfe(2)	$1.69	$1.62	$1.40

(1)	Includes hedge losses of $25.8 million and $25.2 million for fiscal 2004 and 2003, respectively, and hedge gains of $9.9 million for fiscal 2002.
(2)	Amortization rate per Mcfe reflects only DD&A of capitalized costs of proved oil and gas properties.

B.	Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following table summarizes capitalized costs incurred in oil and gas producing activities.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003	2002

Acquisition of proved properties	$32,288	$37,587	$10,291
Acquisition of unproved properties	10,700	6,758	—
Exploration	6,439	4,096	1,725
Development	52,615	49,633	30,471
Equity investments	—	—	2,689

Total	$102,042	$98,074	$45,176

Peoples Energy   91

C.	Capitalized Costs Relating to Oil and Gas Producing Activities

The following table summarizes capitalized costs and associated accumulated DD&A, including impairments, relating to the Company’s oil and gas production, exploration and development activities.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003	2002

Proved properties	$471,008	$376,189	$284,991
Unproved properties	15,582	13,596	9,578

Total proved and unproved properties	486,590	389,785	294,569
Accumulated DD&A and impairments	(168,482)	(121,404)	(79,658)

Net capitalized costs	$318,108	$268,381	$214,911

D.	Costs Not Being Amortized

Following is a summary of costs excluded from the depletion base at September 30, 2004, by year incurred. Other than as noted below, the Company is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003	2002	Prior Years	Total

Property acquisition costs	$10,440	$2,965	$—	$2,177	$15,582
Exploration and development	—	—	—	—	—

Total	$10,440	$2,965	$—	$2,177	$15,582

The Company will include $1.9 million of these costs in its fiscal 2005 depletion rate computation.

E.	Reserve Quantity Information

The Company’s proved oil and gas reserve quantities are based on estimates prepared by third-party independent engineering consulting firms in conjunction with the Company’s engineers, geologists and geophysicists in accordance with guidelines established by the SEC. The Company’s estimates of proved reserve quantities of its properties are prepared by Netherland, Sewell & Associates, Inc., Miller and Lents, Ltd. and Prator Bett, L.L.C. Each year, Peoples Energy Production files estimates of oil and gas reserves with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported in this Note 17, with the exception that Form EIA-23 includes only gross reserves from properties operated by the Company.

Peoples Energy   92

Estimated quantities of proved oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

			Gas
	Gas	Oil	Equivalent
(In Thousands)	MMcf	MBbls	MMcfe

Ending Reserves— September 30, 2001	116,210	2,052	128,523

Extensions, discoveries and other additions	13,276	290	15,017
Production	(16,842)	(417)	(19,343)
Purchases of reserves in place	12,629	196	13,804
Revisions of previous estimates	(3,404)	(20)	(3,524)
Sales of reserves on place	—	—	—

Ending Reserves— September 30, 2002	121,869	2,101	134,477

Extensions, discoveries and other additions	29,412	595	32,984
Production	(22,878)	(487)	(25,798)
Purchases of reserves in place	38,644	243	40,102
Revisions of previous estimates	54	(59)	(308)
Sales of reserves on place	—	—	—

Ending Reserves— September 30, 2003	167,101	2,393	181,457

Extensions, discoveries and other additions	14,952	218	16,260
Production	(24,515)	(556)	(27,853)
Purchases of reserves in place	22,170	393	24,526
Revisions of previous estimates	(5,663)	121	(4,931)
Sales of reserves on place	—	—	—

Ending Reserves— September 30, 2004	174,045	2,569	189,459

Proved Developed Reserves
End of year— September 30, 2002	90,548	1,412	99,020
End of year— September 30, 2003	127,476	1,800	138,276
End of year— September 30, 2004	135,088	2,059	147,442

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

Peoples Energy   93

effects to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized measure of value disclosure concerning possible future net cash flows that would result under the assumptions used.

	For Fiscal Years Ended September 30,

(In Thousands)	2004	2003	2002

Future cash flows	$1,169,106	$829,863	$486,093
Future production and development costs	346,920	243,166	128,923
Future income tax expense	292,388	208,077	122,289

Future net cash flows	529,798	378,620	234,881
Ten percent annual discount for estimated timing of cash flows	207,299	141,166	86,283

Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$322,499	$237,454	$148,598

The future net cash flows before income taxes for fiscal 2004, 2003 and 2002 are $822.2 million, $586.7 million and $357.2 million, respectively, and after discounting at 10 percent are $502.4 million, $369.2 million and $227.9 million, respectively.

In the foregoing determination of future cash inflows, sales revenues for gas and oil were based on cash prices at year-end. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year-end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions and permanent differences. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are not reflected in future cash flows from proved reserves as of the date of the reserve report.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas liquids and gas reserves follows.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2004	2003

Beginning of year	$237,454	$148,598

Revisions of previous estimates
Changes in prices and costs	121,398	83,920
Changes in quantities	(21,331)	(719)
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	41,431	61,271
Purchases of reserves in place	63,122	74,404
Previously estimated development costs incurred during the period	28,136	15,549
Changes in estimated future development costs	(10,759)	(4,118)
Accretion of discount	36,924	22,790
Sales of oil and gas, net of production costs	(126,683)	(111,288)
Net change in income taxes	(48,168)	(52,485)
Timing and other	975	(468)

Net change	85,045	88,856

End of year	$322,499	$237,454

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Peoples Energy   94

ITEM 9A	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, Peoples Gas and North Shore Gas carried out an evaluation, under the supervision and with the participation of management, including Thomas M. Patrick, our principal executive officer, and Thomas A. Nardi, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

In connection with that evaluation and the audit of the Company’s consolidated financial statements for the fiscal year ended September 30, 2004, we reported to our audit committee and our independent auditors a material weakness in our internal controls that existed during 2004 and prior periods. The weakness related to ineffective account reconciliations between the detailed customer billing records and the general ledger accounting systems of the Company’s two Gas Distribution utilities, Peoples Gas and North Shore Gas. Differences between the two systems occurred over the past five years primarily due to certain routine billing adjustments made to detailed customer account records which were not correctly reflected in Peoples Gas’ and North Shore Gas’ accounting system and resulting financial statements. (See Note 16 of the Notes to Consolidated Financial Statements.)

The Company, Peoples Gas and North Shore Gas have devoted significant resources and have initiated corrective actions to address these deficiencies in internal controls. Corrective actions the companies have begun implementing include a more comprehensive monthly account reconciliation between the customer and financial systems, monthly review of all activity not automatically interfaced between the systems and improved controls for reporting adjustments to customers’ accounts. Other improvements to be implemented over the next few months include additional automation of manual processes, increased review of billing adjustments, and enhanced training of personnel involved in the various processes. On an ongoing basis, the Company will continue to evaluate the effectiveness of the strengthened internal controls, procedures and practices, taking corrective action as appropriate.

After remediation of the deficiencies in internal controls as described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for the reporting period ended September 30, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Other than as described above, there has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 and through the date of filing the Company’s Form 10-K with the SEC that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Peoples Energy   95

ITEM 9B	Other Information

None

Part III

ITEM 10     Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption “Information Concerning Nominees for Election as Directors” of the Company’s proxy statement, to be filed with the SEC on or about January 7, 2005, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 25, 2005. Such information is incorporated herein by reference.

Information relating to the Board of Directors determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption “Committees of the Board of Directors” of the Company’s above-mentioned proxy statement to be filed with the SEC on or about January 7, 2005, and is incorporated herein by reference.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.”

The Company has disclosed its code of ethics on its Web site at www.PeoplesEnergy.com.

ITEM 11     Executive Compensation

Information relating to executive compensation for the Company is set forth under the captions “Executive Compensation” and “Report on Executive Compensation” of the Company’s proxy statement to be filed with the SEC on or about January 7, 2005, in connection with the Company’s annual meeting of shareholders to be held on February 25, 2005. Such information is incorporated herein by reference.

Peoples Energy   96

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for the Company relating to this item is set forth under the caption “Share Ownership of Director Nominees and Executive Officers” of the Company’s proxy statement, to be filed with the SEC on or about January 7, 2005, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 25, 2005. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

	(A)		(B)	(C)

				Number of Securities
				Remaining Available for Future
	Number of Securities to be		Weighted Average	Issuance under Equity
	Issued Upon Exercise of		Exercise Price of	Compensation Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column A)

Equity compensation plans approved by security holders	747,755	(1)(2)	$38.45	781,245	(3)

Equity compensation plans not approved by security holders(4)	84,707	(4)	$36.89	105,393

Total	832,462		—	886,638

(1)	Excludes 107,700 SARs outstanding and exercisable under the Company’s LTIC Plan. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. No security is issued upon the exercise of a SAR.
(2)	Includes 73,755 shares equivalent held for the account of participants in the Company’s DDC Plan.
(3)	Includes 700,000 shares remaining available for issuance under the Company’s 2004 Incentive Compensation Plan for awards of performance shares, restricted stock and RSUs, of which no more than 350,000 shares may be used for awards of restricted stock or RSUs that vest solely upon continued service. Includes 81,245 share equivalents remaining available for future issuance under the DDC Plan.
(4)	Includes 18,707 deferred shares held for the account of participants in the Company’s DSOP.

ITEM 13     Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions with certain officers of the Company is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s proxy statement, to be filed with the SEC on or about January 7, 2005, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 25, 2005. Such information is incorporated herein by reference.

ITEM 14     Principal Accountant Fees and Services

The information required by this item is included under the caption “Independent Public Accountants” of the Company’s proxy statement to be filed with the SEC on or about January 7, 2005, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 25, 2005. Such information is incorporated herein by reference.

Peoples Energy   97

Part IV

ITEM 15     Exhibits and Financial Statement Schedules

			Page
(a)	1.	Financial Statements:
		See Part II, Item 8	43
	2.	Financial Statement Schedules:
		Schedule Number
		II Valuation and Qualifying Accounts	99
	3.	Exhibits:
		See Exhibit Index	104

Peoples Energy   98

Schedule II

VALUATION AND QUALIFYING ACCOUNTS (In Thousands)

Peoples Energy Corporation and Subsidiary Companies

Column A	Column B	Column C	Column D	Column E

		Additions	Deductions

			Charges for the
			purpose for which the
Balance at beginning		Charged to	reserves or deferred	Balance at end
Description	of period	costs and expenses	credits were created	of period

Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$33,124	$37,274	$41,260	$29,138
Fiscal Year Ended September 30, 2003
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$34,669	$43,961	$45,506	$33,124
Fiscal Year Ended September 30, 2002
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$46,644	$45,980	$57,955	$34,669

The Peoples Gas Light and Coke Company and Subsidiary Companies

Column A	Column B	Column C	Column D	Column E

		Additions	Deductions

			Charges for the
			purpose for which the
Balance at beginning		Charged to	reserves or deferred	Balance at end
Description	of period	costs and expenses	credits were created	of period

Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$29,207	$35,306	$37,977	$26,536
Fiscal Year Ended September 30, 2003
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$31,569	$40,843	$43,205	$29,207
Fiscal Year Ended September 30, 2002
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$44,128	$41,569	$54,128	$31,569

Peoples Energy   99

VALUATION AND QUALIFYING ACCOUNTS (In Thousands)

North Shore Gas Company and Subsidiary Companies

Column A	Column B	Column C	Column D	Column E

		Additions	Deductions

			Charges for the
			purpose for which the
Balance at beginning		Charged to	reserves or deferred	Balance at end
Description	of period	costs and expenses	credits were created	of period

Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1,012	$1,177	$1,246	$ 943
Fiscal Year Ended September 30, 2003
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 493	$1,653	$1,134	$1,012
Fiscal Year Ended September 30, 2002
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1,341	$1,176	$2,024	$ 493

Peoples Energy   100

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

By:	/s/ THOMAS M. PATRICK

Thomas M. Patrick
Chairman of the Board, President and Chief Executive Officer

Date: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2004.

/s/ THOMAS M. PATRICK Thomas M. Patrick	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI Thomas A. Nardi	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LINDA M. KALLAS Linda M. Kallas	Vice President and Controller (Principal Accounting Officer)

/s/ JAMES R. BORIS James R. Boris	Director

/s/ WILLIAM J. BRODSKY William J. Brodsky	Director

/s/ PASTORA SAN JUAN CAFFERTY Pastora San Juan Cafferty	Director

/s/ JOHN W. HIGGINS John W. Higgins	Director

/s/ DIPAK C. JAIN Dipak C. Jain	Director

/s/ MICHAEL E. LAVIN Michael E. Lavin	Director

/s/ HOMER J. LIVINGSTON, JR. Homer J. Livingston, Jr.	Director

/s/ RICHARD P. TOFT Richard P. Toft	Director

/s/ ARTHUR R. VELASQUEZ Arthur R. Velasquez	Director

Peoples Energy   101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

By:	/s/ THOMAS M. PATRICK

Thomas M. Patrick
Chairman of the Board and Chief Executive Officer

Date: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2004.

/s/ THOMAS M. PATRICK Thomas M. Patrick	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI Thomas A. Nardi	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ LINDA M. KALLAS Linda M. Kallas	Vice President and Controller (Principal Accounting Officer)

/s/ DESIREE G. ROGERS Desiree G. Rogers	Director

/s/ WILLIAM E. MORROW William E. Morrow	Director

Peoples Energy   102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

By:	/s/ THOMAS M. PATRICK

Thomas M. Patrick
Chairman of the Board and Chief Executive Officer

Date: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2004.

/s/ THOMAS M. PATRICK Thomas M. Patrick	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI Thomas A. Nardi	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ LINDA M. KALLAS Linda M. Kallas	Vice President and Controller (Principal Accounting Officer)

/s/ DESIREE G. ROGERS Desiree G. Rogers	Director

/s/ WILLIAM E. MORROW William E. Morrow	Director

Peoples Energy   103

Exhibit Index

Peoples Energy Corporation and Subsidiary Companies

(a)	The exhibits listed below are filed herewith and made a part hereof:

Exhibit
Number		Description of Document

3	(a)	Amendment to the By-Laws of Peoples Gas, dated August 10, 2004.

3	(b)	By-Laws of Peoples Gas, as amended August 10, 2004.

3	(c)	Amendment to the By-Laws of North Shore Gas, dated August 10, 2004.

3	(d)	By-Laws of North Shore Gas, as amended August 10, 2004.

10	(a)	Credit Agreement dated as of August 4, 2004, by and among Peoples Gas, the financial institutions party thereto, and ABN AMRO Bank, N.V., as agent.

10	(b)	Form of performance share award under the Company’s 2004 Incentive Compensation Plan.

10	(c)	Form of annual incentive compensation opportunity letter and Guidelines under the Company’s 2004 Incentive Compensation Plan.

10	(d)	Severance Agreement between the Company and Thomas M. Patrick dated as of June 2, 2004.

10	(e)	Severance Agreement between the Company and Steven W. Nance dated as of June 2, 2004.

10	(f)	Severance Agreement between the Company and William E. Morrow dated as of June 2, 2004.

10	(g)	Severance Agreement between the Company and Thomas A. Nardi dated as of June 2, 2004.

10	(h)	Confidentiality and Employment Agreement between the Company and Thomas A. Nardi dated May 22, 2002.

10	(i)	Severance Agreement between the Company and Desiree G. Rogers dated as of June 2, 2004.

10	(j)	Severance Agreement between the Company and Donald M. Field dated as of August 20, 2004.

12		Statement re: Computation of Ratio of Earnings to Fixed charges for the Company, Peoples Gas and North Shore Gas.

21		Subsidiaries of the Company.

23	(a)	Consent of Deloitte & Touche LLP to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

23	(b)	Consent of Netherland, Sewell and Associates, Inc. to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

23	(c)	Consent of Miller and Lents, Ltd. to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

23	(d)	Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

31	(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Peoples Energy   104

Exhibit
Number	Description of Document

32 (b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2004.

(b)	Exhibits listed below have been filed heretofore with the SEC pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

Exhibit
Number		Description of Document

3	(e)	Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company— Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)); Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas— Form 10-K for fiscal year 1995, Exhibit 3(b)); Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas— Form 10-K for fiscal year 1995, Exhibit 3(b)).

3	(f)	By-Laws of the Company, as amended February 26, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 3(b)).

4	(a)	Indenture dated as of January 18, 2001, from the Company to Bank One Trust Company National Association (The Company— Form 10-Q for the quarter ended March 31, 2001, Exhibit 4(a)).

4	(b)	The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples Gas) by Indenture dated March 1, 1928 (Peoples Gas— May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples Gas— Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples Gas— Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples Gas— File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (Peoples Gas— File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples Gas— File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (Peoples Gas— Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of Peoples Gas, effective March 1, 2000 (Peoples Gas— Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); Peoples Gas Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)).

Peoples Energy   105

Exhibit
Number		Description of Document

4	(c)	North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore— File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1, 1964 (North Shore— File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore— File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore— Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (North Shore Gas— Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (The Company and North Shore Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(g)).

10	(k)	Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas— Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10); Peoples Gas fourth Amendment to Lease (for headquarters office space) between SIP North Stetson Venture, LLC and Peoples Gas dated August 13, 2003 (Peoples Gas— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(h)).

10	(l)	Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (The Company— Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10).

10	(m)	Employee Stock Purchase Plan, as amended, dated August 6, 1997 (The Company— Form 10-K for the fiscal year ended September 30, 1997, Exhibit 3(d)).

10	(n)	Executive Deferred Compensation Plan, amended as of December 4, 2002 (The Company— Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(c)).

10	(o)	Directors Stock and Option Plan as amended December 4, 2002 (The Company— Form 10-Q for the quarterly period ended December 31, 2002, Exhibit 10(g)).

10	(p)	Amended and Restated Trust under the Company’s Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(a)).

10	(q)	Directors Deferred Compensation Plan, as amended, dated April 7, 2004 (The Company— Form 10-Q for the quarter ended June 30, 2004, Exhibit 10(a)).

10	(r)	The Company’s 2004 Incentive Compensation Plan, effective February 27, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 10(a)).

10	(s)	Percentage Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(b)).

10	(t)	Equity Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(c)).

10	(u)	Revolving Working Capital Credit Facility agreement by and between the Company and Dominion Energy, Inc., dated June 28, 2002 (The Company— Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.3).

10	(v)	Credit Agreement among the Company, the financial institutions party thereto and ABN Amro Bank N.V., as agent, dated March 8, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 10(b)).

Peoples Energy   106