Form 10-Q
period 2004-12-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2005-02-09
CIK 77388, 110101, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004
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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [x] No [ ]
The Peoples Gas Light and Coke Company	Yes [ ] No [x]
North Shore Gas Company	Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 31, 2005):

Peoples Energy Corporation	Common Stock, no par value, 37,914,479 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

Part I - Financial Information

ITEM 1. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
(In Thousands, Except Per-Share Amounts)
Revenues	$ 737,411	$ 604,884

Operating Expenses:
Cost of energy sold	508,892	380,560
Operation and maintenance, excluding
restructuring charge	88,325	87,310
Depreciation, depletion and amortization	30,344	28,921
Taxes, other than income taxes	53,046	47,696
Losses on property sales	72	-
Restructuring charge	11,207	-
Total Operating Expenses	691,886	544,487

Equity investment income (loss)	888	(245)

Operating Income	46,413	60,152

Other income and expense - net	913	605

Interest expense	12,510	12,281

Income Before Income Taxes	34,816	48,476

Income tax expense	12,340	17,125

Net Income	$ 22,476	$ 31,351

Average Shares of Common Stock Outstanding
Basic	37,816	36,814
Diluted	37,993	36,976

Earnings Per Share of Common Stock
Basic	$ 0.59	$ 0.85
Diluted	$ 0.59	$ 0.85

Dividends Declared Per Share	$ 0.54	$ 0.53

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands)	2004	2004	2003
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,628,054	$ 2,615,002	$ 2,575,328
Oil and gas	501,225	488,275	442,635
Other	21,083	21,010	19,033
Total property, plant and equipment	3,150,362	3,124,287	3,036,996
Less - Accumulated depreciation, depletion and amortization	1,247,190	1,220,102	1,148,780
Net property, plant and equipment	1,903,172	1,904,185	1,888,216
Investment in equity investees	124,633	135,819	132,005
Other investments	24,288	23,921	21,843
Total Capital Investments - Net	2,052,093	2,063,925	2,042,064

CURRENT ASSETS:
Cash and cash equivalents	16,502	7,228	2,626
Deposits with broker or trustee	18,148	13,891	24,660
Advances to joint venture partnerships	50	-	-
Receivables -
Customers, net of reserve for uncollectible accounts
of $26,177, $29,138, and $29,400, respectively	480,371	190,379	403,377
Other	17,046	55,769	45,609
Materials and supplies, at average cost	11,691	10,444	10,141
Gas in storage	178,251	191,052	173,352
Gas costs recoverable through rate adjustments	4,391	20,612	9,505
Regulatory assets of utility subsidiaries	48,116	37,076	21,046
Other	25,979	25,910	11,781
Total Current Assets	800,545	552,361	702,097

OTHER ASSETS:
Prepaid pension costs	169,176	176,329	187,783
Noncurrent regulatory assets of utility subsidiaries	237,288	228,186	181,861
Deferred charges and other	61,190	73,989	70,924
Total Other Assets	467,654	478,504	440,568

Total Assets	$ 3,320,292	$ 3,094,790	$ 3,184,729

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands, Except Shares)	2004	2004	2003
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 38,110,647, 37,976,994 and
37,231,180 shares, respectively	$ 392,911	$ 387,845	$ 357,626
Treasury stock - 243,100, 243,100 and 246,100 shares, respectively	(6,677)	(6,677)	(6,760)
Retained earnings	556,456	554,222	561,806
Accumulated other comprehensive loss	(58,897)	(65,307)	(50,088)
Total Common Stockholders' Equity	883,793	870,083	862,584

Long-term debt, exclusive of maturities due within one
year and adjustable-rate bonds classified as short-term debt	897,207	897,377	846,330
Total Capitalization	1,781,000	1,767,460	1,708,914

CURRENT LIABILITIES:
Commercial paper	172,049	55,625	192,921
Adjustable-rate bonds classified as short-term debt	-	-	50,000
Accounts payable	210,943	144,709	173,352
Accrued taxes	54,372	26,056	77,150
Other accrued liabilities	145,159	164,039	91,607
Regulatory liabilities of utility subsidiaries	-	33,575	18,430
Dividends payable	20,448	20,367	19,513
Customer deposits	30,128	27,833	30,890
Customer credit balances	60,879	52,576	61,390
Gas costs refundable through rate adjustments	1,044	29	4,113
Accrued interest	15,489	11,307	14,709
Temporary LIFO liquidation credit	4,919	-	10,260
Total Current Liabilities	715,430	536,116	744,335

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	431,715	423,356	395,823
Investment tax credits	26,373	26,597	27,368
Environmental, pension and other	365,774	341,261	308,289
Total Deferred Credits and Other Liabilities	823,862	791,214	731,480

Total Capitalization and Liabilities	$ 3,320,292	$ 3,094,790	$ 3,184,729

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In Thousands)	2004	2003
Operating Activities:
Net income	$ 22,476	$ 31,351
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	31,742	30,304
Deferred income taxes and investment tax credits - net	5,261	(6,941)
Change in environmental, pension and other liabilities	27,387	2,801
Change in undistributed earnings from equity investments	641	8,992
Other changes in noncurrent operating activities	17,538	(6,427)
Changes in current assets and liabilities:
Receivables - net	(251,268)	(227,049)
Gas in storage	12,801	(7,769)
Gas costs recoverable/refundable through rate adjustments	17,236	12,234
Net regulatory assets/liabilities of utility subsidiaries	(44,616)	24,663
Accounts payable	65,592	24,420
Accrued other liabilities	(18,880)	(6,825)
Accrued interest	4,182	3,710
Accrued taxes	28,316	31,420
Temporary LIFO liquidation credit	4,919	10,260
Other	9,281	15,257
Net Cash (Used in) Operating Activities	(67,392)	(59,599)

Investing Activities:
Capital spending	(31,275)	(70,518)
Return of capital investments	10,545	1,145
Net change in advances to joint venture partnerships	(50)	-
Temporary investments and other	(4,319)	(5,205)
Net Cash (Used in) Investing Activities	(25,099)	(74,578)

Financing Activities:
Proceeds from overdrafts	642	163
Issuance of commercial paper	116,424	136,972
Retirement of short-term debt	-	(102,000)
Issuance of long-term debt	-	172,900
Retirement of long-term debt	-	(76,515)
Issuance of common/treasury stock	5,066	11,081
Dividends paid on common stock	(20,367)	(19,446)
Net Cash Provided by Financing Activities	101,765	123,155

Net Increase in Cash and Cash Equivalents	9,274	(11,022)
Cash and Cash Equivalents at Beginning of Period	7,228	13,648
Cash and Cash Equivalents at End of Period	$ 16,502	$ 2,626

Supplemental Information:
Income taxes paid, net of refunds	$ -	$ 2,872
Interest paid	$ 7,808	$ 8,128

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
(In Thousands)
Revenues	$ 438,852	$ 375,637

Operating Expenses:
Gas costs	272,433	213,949
Operation and maintenance, excluding
restructuring charge	66,555	63,778
Depreciation and amortization	15,276	14,817
Taxes, other than income taxes	45,147	40,595
Losses on property sales	122	-
Restructuring charge	6,955	-
Total Operating Expenses	406,488	333,139

Operating Income	32,364	42,498

Other income and expense - net	797	521

Interest expense	5,942	5,505

Income Before Income Taxes	27,219	37,514

Income tax expense	9,950	14,326

Net Income	$ 17,269	$ 23,188

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2004	2004	2003
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,270,017	$ 2,258,516	$ 2,225,071
Less - Accumulated depreciation and amortization	914,319	901,938	870,240
Net property, plant and equipment	1,355,698	1,356,578	1,354,831
Other investments	1,788	1,776	1,984
Total Capital Investments - Net	1,357,486	1,358,354	1,356,815

CURRENT ASSETS:
Cash and cash equivalents	6	6	-
Deposits with broker or trustee	-	-	11,320
Receivables -
Customers, net of reserve for uncollectible accounts
of $23,285, $26,536 and $25,759, respectively	299,047	109,506	261,398
Intercompany receivables	7,096	33,388	15,877
Other	39	1,193	80
Materials and supplies, at average cost	9,489	9,169	8,754
Gas in storage, at last-in, first-out cost	98,028	107,275	108,626
Gas costs recoverable through rate adjustments	3,822	17,950	9,493
Regulatory assets	42,347	34,522	19,622
Other	7,565	6,865	3,019
Total Current Assets	467,439	319,874	438,189

OTHER ASSETS:
Prepaid pension costs	167,185	175,279	177,403
Noncurrent regulatory assets	183,431	180,690	143,592
Deferred charges and other	37,432	52,161	44,598
Total Other Assets	388,048	408,130	365,593

Total Assets	$ 2,212,973	$ 2,086,358	$ 2,160,597

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2004	2004	2003
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	474,797	471,293	487,216
Accumulated other comprehensive income (loss)	(19,265)	(7,080)	(21,041)
Total Common Stockholder's Equity	620,839	629,520	631,482

Long-term debt, exclusive of maturities due within one
year and long-term maturities classified as short-term debt	502,000	502,000	452,000
Total Capitalization	1,122,839	1,131,520	1,083,482

CURRENT LIABILITIES:
Commercial paper	114,964	31,000	115,944
Adjustable-rate bonds classified as short-term debt	-	-	50,000
Accounts payable	105,622	70,222	93,770
Accrued taxes	52,890	22,544	64,484
Other accrued liabilities	69,700	75,971	45,269
Intercompany payables	23,449	36,676	11,679
Regulatory liabilities	-	27,923	16,045
Dividends payable	13,900	-	18,200
Customer deposits	27,768	25,692	28,664
Customer credit balances	50,242	43,831	50,805
Gas costs refundable through rate adjustments	29	29	916
Temporary LIFO liquidation credit	4,031	-	9,459
Total Current Liabilities	462,595	333,888	505,235

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	366,869	376,745	347,570
Investment tax credits	23,534	23,735	24,386
Environmental, pension and other	237,136	220,470	199,924
Total Deferred Credits and Other Liabilities	627,539	620,950	571,880

Total Capitalization and Liabilities	$ 2,212,973	$ 2,086,358	$ 2,160,597

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
(In Thousands)
Operating Activities:
Net income	$ 17,269	$ 23,188
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	16,466	16,005
Deferred income taxes and investment tax credits - net	(1,663)	(8,361)
Change in environmental, pension and other liabilities	8,250	(104)
Other changes in noncurrent operating activities	8,154	7,082
Changes in current assets and liabilities:
Receivables - net	(162,095)	(116,042)
Gas in storage	9,247	3,366
Gas costs recoverable/refundable through rate adjustments	14,128	13,736
Net regulatory assets/liabilities	(35,748)	19,646
Accounts payable	33,777	(24,909)
Other accrued liabilities	(19,193)	(4,725)
Accrued interest	(305)	(1,072)
Accrued taxes	30,347	35,063
Temporary LIFO liquidation credit	4,031	9,459
Other	7,468	15,357
Net Cash (Used in) Operating Activities	(69,867)	(12,311)

Investing Activities:
Capital spending	(15,719)	(15,440)
Decrease (increase) in deposits with broker or trustee	-	(240)
Other	-	155
Net Cash (Used in) Investing Activities	(15,719)	(15,525)

Financing Activities:
Proceeds from (payment of) overdrafts	1,623	(2,158)
Issuance of commercial paper	83,963	59,995
Retirement of short-term debt	-	(126,400)
Issuance of long-term debt	-	172,899
Retirement of long-term debt	-	(76,500)
Net Cash Provided by Financing Activities	85,586	27,836

Net Increase (Decrease) in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	6	-
Cash and Cash Equivalents at End of Period	$ 6	$ -

Supplemental information:
Income taxes paid, net of refunds	$ -	$ (1,271)
Interest paid, net of amounts capitalized	$ 5,842	$ 6,387

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
(In Thousands)
Revenues	$ 80,096	$ 63,863

Operating Expenses:
Gas costs	57,171	41,037
Operation and maintenance, excluding
restructuring charge	8,478	8,799
Depreciation	1,716	1,692
Taxes, other than income taxes	4,856	4,334
Restructuring charge	521	-
Total Operating Expenses	72,742	55,862

Operating Income	7,354	8,001

Other income and expense - net	13	49

Interest expense	939	926

Income Before Income Taxes	6,428	7,124

Income tax expense	2,335	2,673

Net Income	$ 4,093	$ 4,451

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2004	2004	2003
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 358,037	$ 356,486	$ 350,257
Less - Accumulated depreciation	142,888	141,346	137,665
Net property, plant and equipment	215,149	215,140	212,592

CURRENT ASSETS:
Cash and cash equivalents	2	2	-
Deposits with broker or trustee	-	-	2,225
Receivables -
Customers, net of reserve for uncollectible
accounts of $978, $943 and $904, respectively	47,137	12,157	38,290
Intercompany receivables	2,385	20,629	2,204
Other	-	1,335	(25)
Materials and supplies, at average cost	2,202	1,275	1,387
Gas in storage, at last-in, first-out cost	10,909	14,921	9,166
Gas costs recoverable through rate adjustments	569	2,662	12
Regulatory assets	5,769	2,553	1,424
Other	1,439	1,458	207
Total Current Assets	70,412	56,992	54,890

OTHER ASSETS:
Noncurrent regulatory assets	53,857	47,496	38,268
Deferred charges and other	2,918	3,358	3,500
Total Other Assets	56,775	50,854	41,768

Total Assets	$ 342,336	$ 322,986	$ 309,250

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2004	2004	2003
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	81,351	80,258	81,932
Accumulated other comprehensive income (loss)	(2,038)	(1,336)	(2,272)
Total Common Stockholder's Equity	104,070	103,679	104,417

Long-term debt, exclusive of maturities due within one year	69,250	69,330	69,330
Total Capitalization	173,320	173,009	173,747

CURRENT LIABILITIES:
Commercial paper	-	-	1,645
Other short-term debt	7,815	3,810	-
Accounts payable	20,506	12,697	13,852
Accrued taxes	4,817	1,679	3,600
Other accrued liabilities	4,764	5,711	4,148
Intercompany payables	4,480	6,220	2,232
Regulatory liabilities	-	5,652	2,385
Dividends payable	3,000	-	3,400
Customer deposits	2,360	2,141	2,226
Customer credit balances	7,591	7,130	9,346
Gas costs refundable through rate adjustments	1,014	-	3,197
Temporary LIFO liquidation credit	888	-	801
Accrued interest	446	1,270	443
Total Current Liabilities	57,681	46,310	47,275

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	36,094	35,652	30,604
Investment tax credits	2,840	2,862	2,981
Environmental, pension and other	72,401	65,153	54,643
Total Deferred Credits and Other Liabilities	111,335	103,667	88,228

Total Capitalization and Liabilities	$ 342,336	$ 322,986	$ 309,250

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
(In Thousands)
Operating Activities:
Net Income	$ 4,093	$ 4,451
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,924	1,885
Deferred income taxes and investment tax credits - net	1,008	(280)
Change in environmental, pension and other liabilities	6,660	(335)
Other changes in noncurrent operating activities	(6,623)	1,453
Changes in current assets and liabilities:
Receivables - net	(15,400)	(22,112)
Gas in storage	4,012	276
Gas costs recoverable/refundable through rate adjustments	3,107	(1,503)
Net regulatory assets/liabilities	(8,868)	5,016
Accounts payable	7,575	(7,412)
Accrued other liabilities	(2,687)	281
Accrued interest	(824)	(834)
Accrued taxes	3,138	3,285
Temporary LIFO liquidation credit	888	801
Other	(227)	2,670
Net Cash (Used in) Operating Activities	(2,224)	(12,358)

Investing Activities:
Capital spending	(1,943)	(2,094)
Decrease (increase) in deposits with broker or trustee	-	541
Other	9	(60)
Net Cash (Used in) Investing Activities	(1,934)	(1,613)

Financing Activities:
Proceeds from (payment of) overdrafts	233	233
Issuance of commercial paper	-	1,645
Issuance of short-term debt	4,005	-
Retirement of long-term debt	(80)	(15)
Net Cash Provided by Financing Activities	4,158	1,863

Net Increase (Decrease) in Cash and Cash Equivalents	-	(12,108)
Cash and Cash Equivalents at Beginning of Period	2	12,108
Cash and Cash Equivalents at End of Period	$ 2	$ -

Supplemental information:
Income taxes paid, net of refunds	$ -	$ 9
Interest paid, net of amounts capitalized	$ 1,784	$ 1,712

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1: BASIS OF PRESENTATION

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

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the Company, Peoples Gas and North Shore Gas for the fiscal year ended September 30, 2004. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise noted, necessary to present fairly the financial position of the Company, Peoples Gas and North Shore Gas and their results of operations and cash flows for the interim periods presented.

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas in Storage

Peoples Gas' and North Shore Gas' price storage injections at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, the Company expects interim reductions in LIFO layers to be replenished by the fiscal year end. The Retail Energy Services and Midstream Services segments account for gas in inventory using the average cost method.

Stock Compensation Plans

A new compensation plan, the 2004 Incentive Compensation Plan (2004 Plan) was approved by shareholders at the Company's annual meeting held on February 27, 2004. The 2004 Plan is comprised of two sub-plans, the Long-Term Plan and the Short-Term Plan. The adoption of the 2004 Plan effectively replaced the Company's Long-Term Incentive Compensation Plan (LTIC Plan) and Short-Term Incentive Compensation Plan. The 2004 Plan does not provide for the grant of stock options, but instead provides for the issuance of restricted stock, RSUs and performance shares. No expense has been accrued with respect to performance shares awarded under the 2004 Plan based upon current estimates of Company performance.

As allowed under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123," the Company has chosen to continue accounting for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under the superseded LTIC Plan and the Directors Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). No options were granted in the three-month periods ended December 31, 2004 and 2003. There were 5,924 shares and 6,307 shares sold through the ESPP in the three-month periods ended December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Stock-based employee compensation cost relative to stock appreciation rights, restricted stock awards and directors fees paid in stock included in reported net income for the three-month periods ended December 31, 2004 and 2003 totaled $1.4 million and $1.1 million. Had compensation cost for stock options and shares issued under the superseded LTIC Plan, DSOP and ESPP been determined consistent with SFAS No. 123, the effect on the Company's net income and earnings per share is shown in the following pro forma amounts:

	Three Months Ended
	December 31,
(In Thousands, Except Per-Share Amounts)	2004	2003
Net income as reported	$ 22,476	$ 31,351
Pro forma effects of LTIC, DSOP and ESPP
compensation expense under SFAS No. 123	16	11
Pro forma net income	$ 22,460	$ 31,340
Earnings per average common share:
Basic	$ 0.59	$ 0.85
Diluted	0.59	0.85
Pro forma basic	0.59	0.85
Pro forma diluted	0.59	0.85

For the three months ended December 31, 2004, all outstanding options were included in the computation of diluted earnings per share. For the three months ended December 31, 2003, options to purchase 435,300 shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive.

The following table summarizes the assumptions used to calculate the fair value of each option grant. The pro forma disclosures are based upon recognizing expense over the vesting period of the options, the longest of which is 12 months. There was no pro forma effect for the three months ended December 31, 2004 as all outstanding options had vested prior to that period.

	Three Months Ended
	December 31,
	2004	2003
Expected volatility	N/A	25.90%
Dividend yield	N/A	5.0%
Risk-free interest rate	N/A	2.47%
Expected lives (years)	N/A	3
Weighted average fair value	N/A	$ 3.83

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options. It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. The Company accounts for derivative financial instruments pursuant to Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales exception.

Notes to Consolidated Financial Statements (Unaudited)

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by changes in the marketplace. The Company has also used derivative instruments to reduce interest rate risk associated with debt refinancing activities. In addition to periodically utilizing derivative instruments to hedge debt issuance, the Company uses interest rate derivatives to adjust the portfolio composition of floating debt. All these instruments are designated cash flow hedges, which allow for the unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from cash flow hedges are recorded in the income statement in the same month the related physical sales and purchases and interest expense is recorded.

The following table summarizes selected information related to outstanding cash flow hedges included in the Consolidated Income Statement and Balance Sheet through December 31, 2004.

		Interest	Partnership
(In Thousands)	Commodities	Rate	Transactions	Total
Portion of after tax gains (losses) on hedging instruments
determined to be ineffective and included in net income
at December 31, 2004	$ (714)	$ -	$ -	$ (714)
Accumulated other comprehensive income (loss) after tax at
December 31, 2004	$ (31,800)	$ (546)	$ (5,044)	$ (37,390)
Portion of accumulated other comprehensive income (loss)
expected to be reclassified to earnings during the next
12 months based on prices at December 31, 2004	$ (17,859)	$ (66)	N/A	$ (17,925)
Maximum term	45 months	100 months

The maturities of the open cash flow hedges are summarized in the table below. All valuations are based on New York Mercantile Exchange (NYMEX) closing prices at December 31, 2004.

Cash Flow Hedges
Value by Year of Maturity

		Less than	1 to 2	2 to 3	3 to 4
(In Thousands)	Total	1 Year	Years	Years	Years
Loss at December 31, 2004	$(54,157)	$(29,940)	$(20,330)	$ (3,678)	$ (209)
Loss at December 31, 2003	$(37,966)	$(23,267)	$(10,380)	$ (4,319)	$ -

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply costs. Since the utilities do not bear the price risk associated with future gas supply purchases, any associated derivative activity will not qualify for hedge accounting and therefore must be marked-to-market. Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation", allows for unrealized gains or losses on the derivative instruments to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas. The following table summarizes the market value of these outstanding instruments and other derivative instruments that do not qualify for hedge accounting and are recorded on a mark-to-market basis. All amounts are expected to be settled during the next 12 months.

Notes to Consolidated Financial Statements (Unaudited)

	December 31,
(In Thousands)	2004	2003
Peoples Gas mark-to-market asset (liability)	$ (18,829)	$ 12,658
North Shore Gas mark-to-market asset (liability)	(3,989)	1,803
Other mark-to-market asset (liability)	39	87
Total	$ (22,779)	$ 14,548

Fair Value Hedges. The Company uses financial hedges to protect the value of a small portion of Midstream Services' gas in storage and these are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the inventory hedged are recorded in the income statement. In August 2004, the Company began using certain instruments to hedge debt issuance and adjust the portfolio composition of fixed-rate and floating rate debt. These derivative instruments are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the debt hedged are recorded in the income statement.

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during the three months ended December 31, 2004 and 2003. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales in income), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2004	2003	2004	2003	2004	2003
Value of contracts outstanding at October 1	$ (89,306)	$ (24,164)	$ 908	$ (65)	$ 27,678	$ (13,734)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(19,391)	1,354	(113)	-	10,353	(6,121)
Plus: Gain (loss) on new contracts entered into during the
period and outstanding at end of period	3,751	(4,846)	75	-	(4,449)	6,456
Plus: Other gain (loss)	12,007	(7,602)	(72)	(57)	(35,655)	15,705
Value of contracts outstanding at December 31	$ (54,157)	$ (37,966)	$ 1,024	$ (122)	$ (22,779)	$ 14,548

Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue in gross receivables from customers is summarized below.

	December 31,	September 30,	December 31,
(In Thousands)	2004	2004	2003
Peoples Gas	$ 136,351	$ 21,632	$ 102,011
North Shore Gas	26,151	5,196	18,180
Peoples Energy Services	44,450	13,829	30,391
Consolidated Peoples Energy	$ 206,952	$ 40,657	$ 150,582

Notes to Consolidated Financial Statements (Unaudited)

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). See Note 8 for a discussion of the current Chicago Municipal Tax Audit. The Illinois Public Utility Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis. The billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount representing the expected cash payment of the taxes is included in taxes, other than income taxes on the income statement. Revenue tax amounts included in utility revenues are as follows:

	Three Months Ended
	December 31,
(In Thousands)	2004	2003
Peoples Gas	$ 41,568	$ 37,202
North Shore Gas	4,040	3,600
Consolidated Peoples Energy	$ 45,608	$ 40,802

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

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $6.9 million and $6.0 million as of December 31, 2004 and 2003, respectively. For Peoples Gas, the amounts in accounts payable at December 31, 2004 and 2003 were $6.5 million and $3.4 million, respectively. North Shore Gas' amount in accounts payable at December 31, 2004 and 2003 were $0.4 million and $0.2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)

3: BUSINESS SEGMENTS

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Financial data by business segment is presented below.

					Retail		Corporate
	Gas	Oil and Gas	Power	Midstream	Energy		and
(In Thousands)	Distribution	Production	Generation	Services	Services	Other	Adjustments	Total
Three Months Ended December 31, 2004
Revenues	$ 517,780	$ 29,200	$ -	$ 108,682	$112,967	$ -	$ (31,218)	$ 737,411
Cost of energy sold	329,604	-	-	104,574	106,325	-	(31,611)	508,892
Operation and maintenance	73,321	6,213	514	1,545	2,938	429	3,365	88,325
Depreciation, depletion and amortization	16,992	12,586	-	112	405	35	214	30,344
Taxes, other than income taxes	50,002	2,895	(9)	(19)	87	11	79	53,046
Losses (gains) on property sales	122	-	-	-	(50)	-	-	72
Restructuring charge	-	-	-	-	-	-	11,207	11,207
Equity investment income (loss)	-	1,086	(460)	-	-	262	-	888
Operating income (loss)	47,739	8,591	(965)	2,469	3,263	(213)	(14,471)	46,413
Segment capital assets - net	1,571,095	319,465	11,067	5,915	5,626	1,175	4,176	1,918,519
Investments in equity investees	-	10,290	110,607	-	-	3,736	-	124,633
Capital spending	17,662	12,998	540	-	70	-	5	31,275
Three Months Ended December 31, 2003
Revenues	$ 438,411	$ 28,621	$ -	$ 65,201	$ 83,126	$ 81	$ (10,556)	$ 604,884
Cost of energy sold	254,987	-	-	59,975	76,441	38	(10,881)	380,560
Operation and maintenance	70,449	5,576	1,045	1,571	2,980	224	5,465	87,310
Depreciation, depletion and amortization	16,508	11,734	31	111	430	4	103	28,921
Taxes, other than income taxes	44,928	1,919	-	-	127	(20)	742	47,696
Equity investment income (loss)	-	23	(214)	-	-	(54)	-	(245)
Operating income (loss)	51,538	9,415	(1,290)	3,544	3,149	(219)	(5,985)	60,152
Segment capital assets - net	1,567,424	309,048	8,567	6,313	7,167	1,031	1,896	1,901,446
Investments in equity investees	-	19,873	108,619	-	-	3,513	-	132,005
Capital spending	17,534	51,962	347	130	350	-	195	70,518

4: RESTRUCTURING CHARGE

During the fourth quarter of fiscal 2004, the Company commenced a restructuring plan to enhance operating efficiency and customer service and to help protect utility customers from the impact of rising operating costs, while maintaining solid financial results for the Company. The restructuring activities resulted in a reduction of over 100 nonunion permanent positions at all levels in the utility business and corporate support functions. An enhanced voluntary termination severance package was offered to nonunion employees including a termination allowance of three weeks' pay for each completed year of service up to a maximum of 52 weeks of pay, outplacement assistance, enhanced educational assistance, and reduced COBRA rates. Approximately 300 employees accepted the package, resulting in about 200 open positions, most of which are expected to be filled in fiscal 2005.

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

A total of approximately $6.0 million for severance payments, program expenses, employer taxes and legal fees had been paid through December 31, 2004. The Company has approximately $11.0 million of unpaid liabilities related to the restructuring charge included in accounts payable on the Consolidated Balance Sheet at December 31, 2004.

Notes to Consolidated Financial Statements (Unaudited)

Approximately $14 million of pension settlement and curtailment costs related to the restructuring are expected to be recorded in fiscal 2005. In the first quarter of fiscal 2005, $11.2 million was recorded as pension expense ($6.8 million and $4.4 million for settlements and curtailments, respectively), with the remainder to be recorded as pension settlements occur throughout the fiscal year.

5: EQUITY INVESTMENTS

The Company has several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for separate financial statement disclosure. However, in aggregate these investments are material. The Company records its share of income gains and losses based on financial information it receives from the partnerships. All information is current or based on estimated results for the quarter. The Company is not a managing partner in any of these investments.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended
	December 31,
(In Thousands)	2004	2003
Revenues	$ 47,406	$ 18,558
Operating income	21,144	10,798
Interest expense	9,766	8,741
Net income (loss)	3,754	2,016

Total assets	799,853	853,810
Total liabilities	510,564	468,125

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income (loss) shown in the previous table.

				Equity Investment
		Ownership Percentage		Income (Loss)
				Three Months Ended
(Dollars in Thousands)		At December 31,		December 31,
Investment	Segment	2004	2003	2004	2003
EnerVest	Oil and Gas	30%	30%	$ 1,086	$ 23
Elwood	Power	50	50	(1,842)	(1,670)
SCEP	Power	29	27	1,382	1,456
Trigen-Peoples	Other	50	50	262	(54)

Total equity investment income				$ 888	$ (245)

Undistributed partnership income included in the
Company's retained earnings at the end of each period				$ 19,458	$ 2,780

Notes to Consolidated Financial Statements (Unaudited)

6: ENVIRONMENTAL MATTERS

A. Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. The subsidiaries are addressing these sites under a program supervised by the Illinois Environmental Protection Agency (IEPA).

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

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a record of decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. North Shore Gas and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires North Shore Gas and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million. Remedial activities have commenced.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit under CERCLA against Peoples Gas in the U.S. District Court for the Northern District of Illinois, Continental Title Company v. The Peoples Gas Light and Coke Company, 96 C 3257. The suit seeks recovery of the past and future costs of investigating and remediating the site. In ruling on cross motions for summary judgment, the court determined that Peoples Gas is a liable party under CERCLA and that the owner has established certain, but not all, elements of a defense to liability. Further proceedings have been stayed pending settlement discussions between the parties.

The owners of another property in the vicinity of the former Pitney Court Station and the current site owner have filed suit against Peoples Gas in the U.S. District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (RCRA). The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Co., 04 C 3392, seeks an order directing Peoples Gas to remediate the site.

With respect to portions of certain other sites in Chicago, Peoples Gas has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require Peoples Gas to perform extensive investigations or remediations. These demands include notice letters sent to Peoples Gas by River Village West. These letters informed Peoples Gas of River Village West's intent to file suit under RCRA seeking an order directing Peoples Gas to remediate seven former manufactured gas plant sites located on or near the Chicago River. Peoples Gas is evaluating these demands.

Notes to Consolidated Financial Statements (Unaudited)

The utility subsidiaries are accruing and deferring liabilities and costs incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At December 31, 2004, the total of these deferred liabilities and costs (stated in current year dollars) for Peoples Gas was $171.6 million; for North Shore Gas the total was $53.4 million; and for the Company on a consolidated basis, the total deferred was $225.0 million. Each of these deferred amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites ($146.2 million for Peoples Gas; $54.1 million for North Shore Gas; and $200.3 million for the Company on a consolidated basis). Management also estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $133.2 million; for North Shore Gas, $32.5 million; and for the Company on a consolidated basis, $165.7 million.

Management's estimates are developed with the aid of probabilistic modeling. They are based upon an ongoing review and judgement by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. Actual costs, which may differ materially from these estimates, will depend on several factors, including whether contamination exists at all sites, the nature and extent of contamination and the type of remediation that may be required. As discussed above, with respect to a few sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. While management does not believe that the utility subsidiaries are legally required to comply with such demands, should the subsidiaries be required to investigate and remediate to extensive levels at all of the sites that have not yet been remediated, the Company's aggregate maximum potential liability could be substantially higher than the estimates indicated above.

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

B. Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at Shattuck's Denver site. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

North Shore Gas filed a declaratory judgment action against Salomon in the U.S. District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the district court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site.

Notes to Consolidated Financial Statements (Unaudited)

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

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. In August 2003, three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and City of Chicago (Chicago)) filed direct testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. In January 2005, CUB and Chicago jointly filed additional direct testimony in the Peoples Gas proceeding. No intervenor filed additional direct or rebuttal testimony in the North Shore Gas proceeding. Issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001, the use of its Manlove storage field to support transactions with third parties ("hub" transactions), its gas purchase agreement with Enron North America Corp. (Enron), transactions conducted and income earned by an affiliated company (enovate L.L.C. (enovate)) and the level of lost and unaccounted for gas costs Peoples Gas recovered through its Gas Charge. Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the intervenors have requested disallowances, on a variety of issues other than financial hedging, that range in their initial testimony from $8 million to $56 million and in their additional testimony from $8 million to $150 million. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Commission's Staff (the Staff), based on additional direct and rebuttal testimony submitted in January 2005, increased the requested disallowance from $31 million to $92 million

Notes to Consolidated Financial Statements (Unaudited)

in the Peoples Gas proceeding and from $1.4 million to $4.0 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which relate to hedging. Staff stated in both the Peoples Gas and North Shore Gas proceedings that it did not recommend a disallowance based on allegations related to financial hedging.

Peoples Gas and North Shore Gas submitted additional rebuttal testimony on January 28, 2005, which rejected the proposed disallowances contained in intervenor and Staff additional direct and rebuttal testimony. Peoples Gas' additional rebuttal testimony responded to all issues raised by Staff and intervenors, including countering criticisms of the gas purchase agreement with Enron, defending the operation of the storage field as prudent, explaining why enovate transactions are unrelated to this proceeding and pointing out numerous errors in the proposed disallowance related to lost and unaccounted for gas. North Shore Gas' additional rebuttal testimony responded to all issues raised by Staff, in particular, countering criticisms of the gas purchase agreement with Enron.

Peoples Gas and North Shore Gas previously submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas' underground storage. During the first quarter of fiscal 2004, this amount was capitalized as property, plant and equipment and will be depreciated over the asset's useful life. An offsetting liability for this amount, which is expected to be refunded to customers, was recorded. During the first quarter of fiscal 2004, Peoples Gas also recorded property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. A liability was also established for the second proposed disallowance of $0.5 million, resulting in a charge to income. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case.

At a status hearing on September 27, 2004, the Administrative Law Judge established a revised schedule for testimony and hearings in the fiscal 2001 cases. The schedule provides for Staff and intervenors to file rebuttal testimony on February 18, 2005, and Peoples Gas and North Shore Gas to file surrebuttal testimony on March 4, 2005. Hearings in both cases are scheduled to commence on March 14, 2005. On September 29, 2004, Peoples Gas and North Shore Gas each filed a motion for summary disposition on the issue of financial hedging. The administrative law judge denied the motion in the Peoples Gas case on January 21, 2005 and in the North Shore Gas case on January 27, 2005. An order from the Commission related to the fiscal 2001 Gas Charge reconciliation proceedings is not expected before the fourth quarter of fiscal 2005.

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

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for February 23, 2005. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas and North Shore Gas each filed direct testimony on April 1, 2004. A status hearing is scheduled for March 10, 2005. Fiscal 2004 Gas Charge reconciliation cases were initiated on November 10, 2004. A status hearing is scheduled for June 14, 2005.

Notes to Consolidated Financial Statements (Unaudited)

Separately, in February 2004 a purported class action was filed in Cook County Circuit Court against the Company and Peoples Gas by Stephen Alport, a Peoples Gas customer, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations made in the suit and intend to vigorously defend against the suit. On September 22, 2004, the Court granted a motion to dismiss all counts against Peoples Gas. On October 21, 2004, the plaintiffs filed an amended complaint against the Company. On November 22, 2004, the Company filed a motion to dismiss the amended complaint. Management cannot predict the outcome of this litigation or the potential exposure resulting from it and has not recorded a liability associated with this contingency.

8: NEW MATTERS

Oil and Gas Production Royalties Dispute

The Oil and Gas Production segment pays royalties and overriding royalties (collectively, royalties) to parties who own the mineral rights on wells operated by the Company. The royalties are computed based upon the amount of oil and gas produced and terms and conditions specified in the royalty agreements, which may provide the recipient with certain rights to review and challenge the royalties received. Pursuant to an audit, a claim was made against the Company by Coates Energy Trust and Coates Energy Interests, Ltd. for underpayment of royalties totaling approximately $2.4 million. In accordance with the royalty agreements (which were assigned to a subsidiary of Peoples Energy Production Company pursuant to an acquisition) the Company was required to pay the claim while disputing the audit findings. In December 2004, the claimant filed suit in the District Court of Starr County, Texas seeking a declaratory judgment that the $2.4 million is owed to the claimant and that the Company cannot contest the audit's findings. The Company believes that the lawsuit and the matters asserted by the claimant are not consistent with the terms of the royalty agreements or applicable laws. The Company believes, but cannot assure, that it will prevail in this matter and that the amounts will be refunded. Pending resolution of these matters, the Company has not recorded a royalty expense for these claims. The Company intends to vigorously defend the suit.

Chicago Municipal Tax Audit

In December, 2004, the City of Chicago served Peoples Gas with a Notice of Tax Determination and Assessment alleging that Peoples Gas owes approximately $9.4 million, inclusive of interest and penalties, with respect to the Chicago's Natural Gas Occupation Tax for the period January 1, 1998 through June 30, 2002. The Natural Gas Occupation Tax is a tax on gross receipts attributable to distributing, supplying, furnishing or selling gas for use or consumption in the City of Chicago and on gross receipts of all related services. The city's assessment is primarily based on its assertion that the tax applies to various types of midstream gas transactions, an assertion that is not consistent with past practices. Peoples Gas believes the tax does not apply to such transactions because among other things, they involve (1) services related to gas resold before it is consumed, and/or (2) services that are not rendered in connection with distributing, supplying, furnishing or selling gas for use or consumption in the City of Chicago. Peoples Gas believes it has meritorious defenses which it will aggressively assert, but Peoples Gas cannot predict the outcome of the proceeding . No amounts have been recorded for this assessment, pending the outcome of the proceeding.

Notes to Consolidated Financial Statements (Unaudited)

9: COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income recorded includes net income plus the effect of the unrealized hedge gain or loss on derivative instruments. Total comprehensive income for the Company is summarized below.

	Three Months Ended
	December 31,
(In Thousands)	2004	2003
Comprehensive income
Net income	$ 22,476	$ 31,351
Other comprehensive income (loss), net of tax	6,410	(8,333)

Total comprehensive income	$ 28,886	$ 23,018

10: RETIREMENT AND POSTRETIREMENT BENEFITS

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

The Company follows the procedures specified in SFAS No. 88 to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During the first quarter of fiscal 2005, as in past fiscal periods, a portion of each plans' PBO was settled by the payment of lump sum benefits, resulting in a settlement cost (credit) under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

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

Notes to Consolidated Financial Statements (Unaudited)

Net pension benefit cost and net postretirement benefit cost (before consideration of capitalized costs) for all plans include the following components:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended December 31,
(In Millions)	2004	2003	2004	2003
Service cost	$ 4.0	$ 4.5	$ 1.6	$ 1.4
Interest cost	6.8	6.9	2.1	1.8
Expected return on plan assets	(10.8)	(11.7)	(0.9)	(1.0)
Amortization of:
Net transition (asset) obligation	(0.2)	(0.3)	0.4	0.5
Prior service costs	0.7	0.8	-	-
Net (gain) loss	0.5	0.4	0.5	0.2
Net periodic benefit cost (credit)	1.0	0.6	3.7	2.9

Effect of lump sum settlements upon retirement-restructuring (See Note 4)	8.0	-	-	-
Effect of lump sum settlements upon retirement-other	1.4	2.3	-	-
Curtailment cost-restructuring (See Note 4)	5.1	-	0.4	-
Net benefit cost (credit)	$ 15.5	$ 2.9	$ 4.1	$ 2.9

Amounts recognized in the Company's consolidated
balance sheets consist of:
Prepaid pension cost	$ 148.6	$ 144.8	$ -	$ -
Accrued benefit cost	(51.0)	(37.3)	(44.9)	(31.5)
Intangible asset	22.9	30.5	-	-
Accumulated other comprehensive income	35.7	39.7	-	-
Net amount recognized	$ 156.2	$ 177.7	$ (44.9)	$ (31.5)

The Company expects to contribute approximately $4.0 million to its pension plans and does not expect to make contributions to its post-retirement plans for the remainder of fiscal 2005. For the first quarter of fiscal 2005, the Company contributed $1.2 million to its pension plans.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Fiscal 2005 first quarter net income totaled $22.5 million, or $0.59 per diluted share. Operating income for the quarter totaled $46.4 million. First quarter results included a non-cash, pension-related charge of $11.2 million, or $0.18 per diluted share after taxes, associated with the Company's recent organizational restructuring. First quarter ongoing net income (non-GAAP), defined as GAAP net income adjusted to exclude the effects of the restructuring-related pension charge, was $29.2 million, or $0.77 per diluted share, and ongoing operating income (non-GAAP), which also excludes the restructuring charge, was $57.6 million. Net income for the prior year first quarter was $31.4 million, or $0.85 per diluted share, and operating income was $60.2 million. Management believes that ongoing net income (non-GAAP) and ongoing operating income (non-GAAP) are useful for year over year comparisons since restructuring related charges of this magnitude are infrequent and affect the comparability of operating results. Ongoing net income and ongoing operating income are used internally to measure performance against budget and in reports for management and the Board of Directors.

The primary cause for the decline in quarterly earnings was the charge related to the Company's recent organizational restructuring. However, the Company is encouraged by the early results of that action and the labor-related savings generated in the first quarter. Ongoing operating income was slightly lower than a year ago. The largest factor was lower Gas Distribution deliveries, due to a combination of warmer than normal weather and lower weather normalized demand.

The table below summarizes first quarter operating results for Peoples Energy's business segments and provides a reconciliation of GAAP and Non-GAAP Earnings:

	Three Months Ended December 31,
	Before
	Restructuring		Restructuring-		As Reported
(In Thousands)	(non-GAAP)		Related Charges		(GAAP)
Operating Income (Loss)	2004	2003	2004	2003	2004	2003
Gas Distribution	$ 47,739	$ 51,538			$ 47,739	$ 51,538
Oil and Gas Production	8,591	9,415			8,591	9,415
Power Generation	(965)	(1,290)			(965)	(1,290)
Midstream Services	2,469	3,544			2,469	3,544
Retail Energy Services	3,263	3,149			3,263	3,149
Corporate and Other	(3,477)	(6,204)	(11,207)		(14,684)	(6,204)
Total Operating Income (Loss)	$ 57,620	$ 60,152	$(11,207)	$ -	$ 46,413	$ 60,152

Net Income (Loss)	$ 29,229	$ 31,351	$ (6,753)	$ -	$ 22,476	$ 31,351

Net Income (Loss) per diluted share	$ 0.77	$ 0.85	$ (0.18)	$ -	$ 0.59	$ 0.85

Absent the $11.2 million pension-related restructuring charge discussed earlier, corporate and other expenses totaled $3.5 million. Corporate and other costs in the year-ago period were $6.2 million. Results were favorably impacted by lower labor-related expenses related to last fall's restructuring.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Income Statement Variations

The Company's revenues and cost of energy sold increased $132.5 million and $128.3 million, respectively, for the three-month periods primarily due to higher commodity prices at most segments and increased sales volumes in the Midstream Services and Retail Energy Services segments. These increases were partially offset by a six percent decrease in Gas Distribution deliveries and a six percent decrease in production volumes in the Oil and Gas Production segment in the three-month period.

In the first quarter of fiscal 2005, the Company recorded an $11.2 million pension-related charge as part of its organizational restructuring commenced last fall (as described in Note 4 of the Notes to Consolidated Financial Statements).

Operation and maintenance expense for the three-month period, excluding the above restructuring-related pension charge of $11.2 million (non-GAAP), increased $1.0 million, or one percent. Significant items to note in this period are:

  Decreased direct labor costs primarily at Corporate and the Gas Distribution segment ($4.5 million) as a result of the organizational restructuring;
  Higher utility environmental costs of $4.2 million (which are recovered through the utilities' rate mechanism and a like amount is included in revenues, therefore these costs do not affect operating income).

Depreciation, depletion and amortization (DD&A) for the three-month period increased $1.4 million, mainly resulting from a higher Gas Distribution segment property, plant and equipment balance in 2004 and a higher DD&A rate at the Oil and Gas Production segment, partially offset by lower oil and gas production volumes.

Taxes, other than income taxes increased for the three-month period by $5.4 million, due primarily to the increase in utility revenues and higher production taxes in the Oil and Gas Production segment due to higher wellhead gas prices.

Equity investment income increased $1.1 million primarily due to a gain on the sale of certain properties by the EnerVest partnership. Other income and expense - net increased slightly due to higher interest income.

Income tax expense for the three-month period decreased $4.8 million primarily due to lower pre-tax income.

Interest expense for the quarter was up slightly compared to the year-ago period due primarily to higher interest rates, partially offset by lower average seasonal borrowing balances.

Segment Discussion

The Company's financial results and applicable operating statistics by segment are discussed in this section.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Gas Distribution Segment. The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended
Margin Data	December 31,		Increase/
(In Thousands)	2004	2003	(Decrease)
Gas Distribution revenues:
Sales
Residential	$ 404,876	$ 340,467	$ 64,409
Commercial	62,904	53,348	9,556
Industrial	11,603	8,374	3,229
Total sales	479,383	402,189	77,194

Transportation
Residential	9,677	9,699	(22)
Commercial	14,221	13,779	442
Industrial	5,475	5,807	(332)
Contract pooling	4,021	2,339	1,682
Total transportation	33,394	31,624	1,770

Other Gas Distribution revenues	5,003	4,598	405

Total Gas Distribution revenues	517,780	438,411	79,369
Less: Gas costs	329,604	254,987	74,617
Gross margin (1)	188,176	183,424	4,752
Less: Revenue taxes	45,964	41,335	4,629
Environmental costs recovered	8,982	4,788	4,194
Net margin (1)	$ 133,230	$ 137,301	$ (4,071)

Gas Distribution deliveries (MDth):
Gas sales
Residential	35,037	37,215	(2,178)
Commercial	5,793	6,313	(520)
Industrial	1,146	1,056	90
Total gas sales	41,976	44,584	(2,608)

Transportation
Residential	6,217	6,674	(457)
Commercial	12,489	13,027	(538)
Industrial	6,162	6,607	(445)
Total transportation	24,868	26,308	(1,440)

Total Gas Distribution deliveries	66,844	70,892	(4,048)

Gross margin per Dth delivered	$ 2.82	$ 2.59	$ 0.23

Net margin per Dth delivered	$ 1.99	$ 1.94	$ 0.05

Average cost per Dth of gas sold	$ 7.85	$ 5.72	$ 2.13

Actual heating degree days (HDD)	2,083	2,115	(32)
Normal heating degree days (2)	2,279	2,279

Actual heating degree days as a percent
of normal (actual/normal)	91	93

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Revenues for the Gas Distribution segment for the three-month period increased $79.4 million from the previous period. The increase was mainly due to higher gas prices ($94.6 million), partially offset by a decrease in deliveries resulting from weather warmer than the previous period ($2.3 million) and decreases in non-weather related deliveries ($12.9 million). Deliveries declined 4 MMDth from a year ago. Weather was 9 percent or 196 degree days warmer than normal and 2 percent or 32 degree days warmer than the same period last year. The Company accrued $1.1 million of weather insurance recoveries, which partially offset the impact of warmer than normal weather. Assuming normal weather the remainder of the fiscal year, this first quarter accrual will reverse in subsequent quarters.

Operating income was $47.7 million for the first quarter, compared to $51.5 million in the year-ago period. Other non-weather related delivery decreases ($3.4 million), higher group insurance expense ($0.5 million), higher real estate tax expense ($1.0 million) and increased bad debt expense ($0.7 million) contributed to the decrease in operating income. These items were partially offset by a $2.2 million decline in direct labor costs as a result of the organizational restructuring last fall.

The Company expects the provision for uncollectibles to be approximately $2 million higher overall for the full fiscal year as compared to fiscal 2004. In fiscal 2005, the Company lowered its bad debt provision rate from 2.5 percent to 2.25 percent based on improved experience and credit collection results in 2004. However, the Company expects bad debt expense will increase for the full year on an absolute basis due to higher revenues resulting from higher gas prices. Overall, Peoples Gas and North Shore Gas believe their reserves for uncollectible accounts are adequate given what is known at this time. The reserves for uncollectible accounts remain estimates and could require future adjustments. The following table summarizes collection statistics for Peoples Gas and North Shore Gas combined.

	Gas Distribution
	Accounts Receivable Balance
	At December 31,
(Dollars in Millions)	2004	2003	2002
Current	$ 307.4	$ 246.5	$ 218.8
30-89 days	26.6	28.9	33.5
90-149 days	6.7	11.7	10.1

150 days - active	9.4	13.9	13.9
150 days - terminated	20.4	25.4	25.8
Total 150 days	29.8	39.3	39.7

Accounts receivable	$ 370.5	$ 326.4	$ 302.1

Reserve balance	$ 24.3	$ 26.7	$ 24.9
Reserve to accounts receivable ratio	6.6%	8.2%	8.2%
Reserve to 90 days +	66.6%	52.4%	50.0%
Days sales outstanding	87	78	95

Oil and Gas Production Segment. Revenues for the three-month period increased $0.6 million compared with the same period last year due to higher net realized commodity prices offset by lower production due primarily to timing delays associated with the segment's drilling program, well performance and curtailments. The Company estimates production to grow steadily during the remainder of fiscal 2005, resulting in a five to ten percent annual growth over fiscal 2004.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operating income declined $0.8 million to $8.6 million. Lower production volumes, higher lease operating expenses and higher production taxes (associated with higher wellhead gas prices) negatively impacted operating income compared to the prior year period. Depletion expense also increased with higher rates due primarily to the creation of additional DD&A pools, production mix and the addition of unproved capital and costs associated with the development of proved undeveloped reserves. Lower exploration expense positively impacted the quarter and equity investment income increased $1.1 million primarily due to a gain on the sale of certain properties by the EnerVest Partnership.

The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended December 31,
	2004	2003
Total production - gas equivalent (MMcfe)(1)	6,501	6,911
Daily average gas production (MMcfd)	62.5	66.2
Daily average oil production (MBd)	1.4	1.5
Daily average production - gas equivalent (MMcfed)(1)	70.7	75.1
Gas production as a percentage of total production	88.0	88.0
Percent of production hedged during the period - gas	96.0	79.0
Percent of production hedged during the period - oil	83.0	65.0
Net realized gas price received ($/Mcf)	$ 4.42	$ 4.14
Net realized oil price received ($/Bbl)	$ 30.03	$ 24.93
Depreciation, depletion and amortization rate ($/Mcfe)	$ 1.93	$ 1.69
Average lease operating expense ($/Mcfe)	$ 0.46	$ 0.33
Average production taxes ($/Mcfe)	$ 0.44	$ 0.27

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

The following table summarizes hedges in place for fiscal 2005 and 2006 for the Oil and Gas Production segment as of January 26, 2005 (date of information used in the Company's first quarter earnings release).

	Remaining Fiscal 2005	Fiscal 2006

Gas hedges in place (MMbtus)	17,063,000	17,055,000
Gas hedges as a percent of estimated fiscal production (1)	75-80%	60-65%
Percent of gas hedges that are swaps	40%	63%
Average swap price ($/MMbtu)	$4.36	$5.02
Percent of gas hedges that are no cost collars	60%	37%
Weighted average floor price ($/MMbtu)	$4.51	$4.34
Weighted average ceiling price ($/MMbtu)	$5.45	$5.56
Oil hedges in place (MBbls)	338	365
Oil hedges as a percent of estimated fiscal production (1)	80-85%	65-70%
Average hedge price ($/Bbl)	$28.26	$28.26

(1) Based on expected production for fiscal 2005 and assumes fiscal 2006 production is flat with fiscal 2005 levels.

Power Generation Segment. The operating loss in the first quarter was $(1.0) million, compared with a loss of $(1.3) million in the year-ago period. Most of the capacity revenues in the Power Generation segment are recognized in the June to September period, resulting in seasonal operating losses for this segment during the first two fiscal quarters.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This segment is engaged in the development of power generation sites. The costs of activities related to these sites are either expensed as incurred or are capitalized as specific site development assets, as appropriate. At December 31, 2004, $10.2 million related to this activity was capitalized or deferred as investments. The Company continues to work towards monetizing its western power sites.

The electric capacity of Elwood Energy LLC (Elwood) has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc. (Aquila). Effective December 31, 2004, the contract with Engage terminated and the related electric capacity will be purchased by Exelon. In August 2004, Standard & Poor's Rating Services (S&P) upgraded Aquila's senior unsecured debt rating to B- with a negative outlook. In September 2004, Moody's Investor Services (Moody's) upgraded Aquila's senior unsecured debt rating to B2 with a stable outlook. S&P and Moody's ratings on Elwood's bonds remain at B+ with a negative outlook and Ba2 with a stable outlook, respectively. As a result of earlier downgrading in Aquila's credit ratings, Aquila provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.6 million. The letters of credit and the cash escrow agreement were both recently renewed and expire in March of 2006. In the event Aquila does not fulfill its payment obligations or terminates its PSAs and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its PSAs, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment. Revenues for the three-month period increased $43.5 million or 67 percent compared with the previous period due to higher commodity prices and increased volumes in the wholesale marketing business.

Operating income fell to $2.5 million, a decrease of approximately $1.0 million from last year. The decline was driven by lower operating results from wholesale marketing due to a combination of timing of sales and unfavorable basis differentials, partially offset by improved performance from hub and NGL activity.

The following table summarizes operating statistics for the Midstream Services segment.

	Three Months Ended December 31,
	2004	2003
Wholesale volumes sold (MDth)	14,492	12,966
Hub volumes delivered (MDth)	6,745	4,581
Number of hub customers	20	18

Retail Energy Services Segment. The following table summarizes operating statistics for Peoples Energy Services Corporation.

	Three Months Ended December 31,
(In Thousands, Except Customers)	2004	2003
Gas sales sendout (MDth)	14,788	13,965
Number of gas customers	24,663	24,563
Electric sales sendout (Mwh)	333	252
Number of electric customers	1,954	1,559

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Revenues for the three-month period increased from last year by $29.8 million, primarily due to gas and electric sales volumes increasing by approximately 6 percent and 32 percent, respectively. The revenue increase was mostly offset by declines in average margins. As a result, operating income was basically flat compared to the year-ago quarter.

Critical Accounting Policies

See the Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, and Provision for Uncollectible Accounts.

New Accounting Standard

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-based Payment" (SFAS 123 (R)), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that the employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No, 25, Accounting for Stock Issued to Employees". SFAS 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the impact of SFAS 123 (R) on accounting for its compensation plans, but does not expect SFAS 123 (R) to significantly affect the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

Three Months Ended December 31,
(In Thousands)	2004	2003
Net cash (used in) operating activities	$ (67,392)	$ (59,599)
Net cash (used in) investing activities	$ (25,099)	$ (74,578)
Net cash provided by financing activities	$ 101,765	$ 123,155

Cash used in operating activities remained relatively consistent for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003, except largely for the effect of higher gas prices driving up balances in customer receivables and accounts payable. Net cash used in investing activities decreased primarily due to a decline in capital spending, as spending in the first quarter of fiscal 2004 included approximately $35 million in acquisitions of certain oil and gas properties located in Texas. As a result, net cash provided by financing activities also declined, as demonstrated by lower levels of commercial paper issued in the first quarter of fiscal 2005.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Balance Sheet Variations

Total assets at December 31, 2004 increased $135.6 million as compared to December 31, 2003 primarily due to increases in cash, accounts receivable and gas in storage, reflecting the impact of higher gas prices, as well as increases in regulatory assets reflecting increases in environmental costs. Deferred credits and other liabilities were higher due to increases in environmental costs. The Company's capitalization increased as a result of refinancing short-term debt with long-term debt and common stock issuances primarily through its Long-Term Compensation, Direct Purchase and Investment and Employee Stock Purchase Plans and the continuous equity program.

Total assets at December 31, 2004 increased $225.5 million compared to September 30, 2004 primarily due to increases in cash and accounts receivable due to seasonality and due to increases in regulatory assets reflecting increases in environmental costs. Current liabilities increased primarily in the areas of commercial paper and accounts payable as seasonal working capital needs increased. Deferred credits and other liabilities increased with increases in environmental costs. The Company's capitalization increased as a result of common stock issuances through the Long-Term Incentive Compensation, Direct Purchase and Investment and Employee Stock Purchase Plans.

Changes in Debt Securities

As part of its continuing program to reduce long-term financing costs and manage interest rate risk, in January of 2005, Peoples Gas entered into agreements to issue $50 million principal amount of Series RR first mortgage bonds due June 1, 2035. The bonds will be issued on or about June 1, 2005 and will initially be in Term Rate mode at a rate of 4.30 percent until June 1, 2016. Proceeds from the issuance of the Series RR bonds will be used to redeem $50 million principal amount of its Series FF first mortgage bonds at a price of 102 percent of principal, plus accrued interest as soon as practical following issuance of the Series RR first mortgage bonds.

Financial Sources

In addition to cash generated internally by operations, as of December 31, 2004, the Company had committed credit facilities of $425.0 million (Peoples Energy, $225.0 million; Peoples Gas, $200.0 million). These various facilities primarily support the Company's ability to borrow using commercial paper. As of December 31, 2004, $167.9 million of Peoples Energy's facilities were available and $85.0 million of Peoples Gas facilities were available. The Peoples Energy credit facilities expire in March 2007 and are expected to be renewed.

North Shore Gas intends to meet its future short-term borrowing requirements through loans from Peoples Energy or Peoples Gas. The banks that are party to Peoples Gas' syndicated facility are ABN AMRO Bank, N.V. (Agent), Harris Nesbitt Financing, Inc., JPMorgan Chase Bank, The Northern Trust Company, Sumitomo Mitsui Banking Corporation, KBC Bank N.V., U.S. Bank National Association, The Bank of New York, Merill Lynch Bank USA and Fifth Third Bank (Chicago) a Michigan Banking Corporation.

The Company's and Peoples Gas' credit facilities contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65 percent. At December 31, 2004, the Company's ratio of total debt-to-total debt plus equity was 55 percent, down from 56 percent a year ago and reflecting peak seasonal working capital requirements in the Gas Distribution, Midstream, and Retail Energy Services segments. The current debt-to-total capital ratio for Peoples Gas is 49 percent.

In addition to the committed credit facilities discussed above, the Company has an uncommitted line of credit and letter of credit backup of $25.0 million, of which $23.0 million was unused as of December 31, 2004. Peoples Gas and North Shore Gas also have the authority to borrow up to $150.0 million and $50.0 million, respectively, from Peoples Energy. As of December 31, 2004, North Shore Gas had $7.8 million in loans and Peoples Gas had no loans outstanding from Peoples Energy.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

During December of 2004, Peoples Gas and North Shore Gas were given approval from the Commission to loan between themselves as utilities up to $50.0 million. As of December 31, 2004, no loans were outstanding between Peoples Gas and North Shore Gas.

The current credit ratings for the Company, Peoples Gas and North Shore Gas have not changed since the filing of the September 30, 2004 Annual Report on Form 10-K.

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. Since inception of this plan, the Company has issued 1,235,700 shares with proceeds, net of issuance costs, totaling $47.9 million. No shares have been issued subsequent to March 31, 2004. This and other common stock activity related to various Company plans is summarized in the table below.

	Three Months Ended
	December 31, 2004
(Dollars in Thousands)	Shares	Dollars
Beginning balance	37,733,894	$ 381,168
Shares issued:
Employee Stock Purchase Plan	5,924	237
Long-Term Incentive Compensation
Plan - net	67,305	2,279
Direct Purchase and Investment Plan	60,424	2,550
Total activity for the period	133,653	5,066

Ending balance	37,867,547	$ 386,234

Financial Uses

Capital Spending. In the three-month period ended December 31, 2004, the Company spent $31.3 million on capital projects. The Gas Distribution segment spent $17.7 million on property, plant and equipment of which $15.7 million was spent by Peoples Gas and $1.9 million was spent by North Shore Gas. The majority of the remaining $13.6 million was spent by the Oil and Gas Production segment, which spent $13.0 million on drilling projects and the exploitation of existing assets. Management currently estimates that capital spending for fiscal 2005 will total approximately $160 million (including $85 million for Gas Distribution and $70 million for Oil and Gas Production).

Dividends. On February 4, 2005, the Company's Board of Directors voted to raise the regular quarterly dividend on the Company's common stock from 54 cents per share to 54 1/2 cents per share. The first payment at this new level will be made on April 15, 2005 to shareholders of record at the close of business on March 22, 2005.

Commitments, Contractual Obligations and Uncertainties

Off-balance Sheet Arrangements. Off-balance sheet debt at December 31, 2004 and 2003 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples District Energy Company (Trigen-Peoples) ($14.9 million and $15.3 million), EnerVest ($2.5 million and $2.7 million) and Elwood ($182.7 million and $190.0 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $57.8 million in guarantees and $10.1 million in letters of credit at December 31, 2004.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Contractual Obligations. Since the filing of the September 30, 2004 Annual Report on Form 10-K there have been no significant changes to contractual obligations with the exception that the Oil and Gas Production segment has entered into a long term drilling contract to drill wells in East Texas. The term of the contract is one year and the total commitment exceeds $4 million.

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

New Matters. See Note 8 of the Notes to Consolidated Financial Statements for discussions regarding proceedings related to a municipal tax audit conducted by the City of Chicago and proceedings related to a royalty dispute of the Oil and Gas Production segment.

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 2004, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $81.4 million.

Peoples District Energy Corporation owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential Insurance Company of America related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At December 31, 2004, the partners' capital account was $7.5 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters starting with the most recent quarter were 2.02 to 1.0, 1.97 to 1.0, 1.85 to 1.0, and 2.09 to 1.0.

Peoples Energy Resources Company, LLC owns a 50 percent equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 5, 2005 the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS

The financial results of Peoples Gas and North Shore Gas are reported primarily within the Gas Distribution segment. Operating income (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	The Peoples Gas Light and Coke Company				North Shore Gas Company
	Gas	Midstream			Gas
(In Thousands)	Distribution	Services	Corporate	Total	Distribution	Corporate	Total
For the Three Months Ended
December 31, 2004 (GAAP)	$ 39,399	$ 1,935	$ (8,970)	$ 32,364	$ 8,144	$ (790)	$ 7,354
December 31, 2004 (non-GAAP) (1)	39,399	1,935	(2,015)	39,319	8,144	(269)	7,875
December 31, 2003	43,832	824	(2,158)	42,498	8,274	(273)	8,001

(1) 2004 ongoing income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of a pension expense related restructuring charge of $7.0 million and $0.5 million at Peoples Gas and North Shore Gas, respectively. See ITEM 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of 2004 GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas' and North Shore Gas' information included in Liquidity and Capital Resources and in the Company's Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion

Revenues for Peoples Gas for the three-month period increased approximately $63.2 million from the previous period. The increase was mainly due to higher gas prices ($76.5 million), offset by a decrease in deliveries in the three-month period resulting from warmer weather ($2.4 million) and lower normalized deliveries ($11.4 million). Operating income for the three-month period decreased $10.1 million compared with the previous period due mainly to the $7.0 million restructuring-related pension charge. Also negatively impacting operating income were effects of warmer weather and lower normalized deliveries ($4.2 million), offset by higher hub results ($1.1 million).

Interest expense for the three-month period increased $0.4 million as compared to the previous period. The increase was the result of higher interest rates associated with long-term variable rate debt, short-term borrowings, and refinancing variable rate debt with fixed term debt. The impact of higher interest rates was partially offset by lower average borrowing requirements and the refinancing of callable debt.

North Shore Gas Discussion

Revenues for North Shore Gas for the three-month period increased $16.2 million over the previous period resulting from higher gas prices ($17.9 million), offset by a decrease in deliveries in the three-month period resulting from warmer weather and lower normalized deliveries ($1.6 million). Operating income for the three-month period decreased $0.6 million compared with the previous period due mainly to the $0.5 million restructuring-related pension charge. Also negatively impacting operating income were effects of warmer weather and lower normalized deliveries ($0.3 million).

For North Shore Gas, interest expense changes for the three-month period were not significant.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	Three Months Ended
Margin Data	December 31,		Increase/
(In Thousands)	2004	2003	(Decrease)
Gas Distribution revenues:
Sales
Residential	$ 340,976	$ 289,944	$ 51,032
Commercial	52,820	45,364	7,456
Industrial	9,169	6,576	2,593
Total sales	402,965	341,884	61,081

Transportation
Residential	9,193	9,188	5
Commercial	12,427	11,993	434
Industrial	4,727	5,058	(331)
Contract pooling	3,674	2,160	1,514
Total transportation	30,021	28,399	1,622

Other Gas Distribution revenues	3,588	4,265	(677)

Total Gas Distribution revenues	436,574	374,548	62,026
Less: Gas costs	272,433	213,949	58,484
Gross margin (1)	164,141	160,599	3,542
Less: Revenue taxes	41,655	37,461	4,194
Environmental costs recovered	8,606	4,367	4,239
Net margin (1)	$ 113,880	$ 118,771	$ (4,891)

Gas Distribution deliveries (MDth):
Gas sales
Residential	28,954	30,973	(2,019)
Commercial	4,799	5,278	(479)
Industrial	891	805	86
Total gas sales	34,644	37,056	(2,412)

Transportation
Residential	5,967	6,399	(432)
Commercial	10,675	11,129	(454)
Industrial	4,710	5,122	(412)
Total transportation	21,352	22,650	(1,298)

Total Gas Distribution deliveries	55,996	59,706	(3,710)

Gross margin per Dth delivered	$ 2.93	$ 2.69	$ 0.24

Net margin per Dth delivered	$ 2.03	$ 1.99	$ 0.04

Average cost per Dth of gas sold	$ 7.86	$ 5.77	$ 2.09

Actual heating degree days (HDD)	2,083	2,115	(32)
Normal heating degree days (2)	2,279	2,279

Actual heating degree days as a percent
of normal (actual/normal)	91	93

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
North Shore Gas Company
Gas Distribution Statistics

	Three Months Ended
Margin Data	December 31,		Increase/
(In Thousands)	2004	2003	(Decrease)
Gas Distribution revenues:
Sales
Residential	$ 63,900	$ 50,523	$ 13,377
Commercial	10,084	7,984	2,100
Industrial	2,434	1,798	636
Total sales	76,418	60,305	16,113

Transportation
Residential	484	511	(27)
Commercial	1,794	1,786	8
Industrial	748	749	(1)
Contract pooling	347	179	168
Total transportation	3,373	3,225	148

Other Gas Distribution revenues	305	333	(28)

Total Gas Distribution revenues	80,096	63,863	16,233
Less: Gas costs	57,171	41,038	16,133
Gross margin (1)	22,925	22,825	100
Less: Revenue taxes	4,309	3,874	435
Environmental costs recovered	376	421	(45)
Net margin (1)	$ 18,240	$ 18,530	$ (290)

Gas Distribution deliveries (MDth):
Gas sales
Residential	6,083	6,242	(159)
Commercial	994	1,035	(41)
Industrial	255	251	4
Total gas sales	7,332	7,528	(196)

Transportation
Residential	250	275	(25)
Commercial	1,814	1,898	(84)
Industrial	1,452	1,485	(33)
Total transportation	3,516	3,658	(142)

Total Gas Distribution deliveries	10,848	11,186	(338)

Gross margin per Dth delivered	$ 2.11	$ 2.04	$ 0.07

Net margin per Dth delivered	$ 1.68	$ 1.66	$ 0.02

Average cost per Dth of gas sold	$ 7.80	$ 5.45	$ 2.35

Actual heating degree days (HDD)	2,083	2,115	(32)
Normal heating degree days (2)	2,279	2,279

Actual heating degree days as a percent
of normal (actual/normal)	91	93

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management's expectations and outlook for earnings, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases;

  the effects of the Company's organizational restructuring;

  the future health of the United States and Illinois economies;

  the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, interest expense and earnings from the oil and gas production segment;

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

  Aquila's financial ability to perform under its PSAs with Elwood;

  drilling risks and the inherent uncertainty of oil and gas reserve estimates;

  weather related energy demand; and

  terrorist activities.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Also, projections to future periods of the effectiveness of internal control over financial reporting are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Some of these uncertainties that may affect future results are discussed in more detail in ITEM 1 - Business and ITEM 7 - MD&A, in the combined Annual Report on Form 10-K most recently filed with the SEC by the Company, Peoples Gas, and North Shore Gas. All forward-looking statements included in this document are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward- looking statements.

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

Thomas M. Patrick and Thomas A. Nardi concluded that our disclosure controls and procedures were effective for the period covered by this report on Form 10-Q to provide reasonable assurance that information required to be disclosed and filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Other than as described in the next paragraph below, there have been no changes in internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2004, in connection with the evaluation and audit of the Company's consolidated financial statements for fiscal year 2004, we reported to our audit committee and our independent auditors a material weakness in our internal controls that existed during 2004 and prior periods. The weakness related to ineffective account reconciliations between the detailed customer billing records and the general ledger accounting systems of the Company's two Gas Distribution utilities, Peoples Gas and North Shore Gas. The Company, Peoples Gas and North Shore Gas devoted significant resources and initiated corrective actions that addressed these deficiencies in internal controls. Corrective actions the companies implemented in the period covered by this report on Form 10-Q included a more comprehensive monthly account reconciliation between the customer and financial systems, monthly review of all activity not automatically interfaced between the systems, improved controls for reporting adjustments to customers' accounts, increased review of billing adjustments and enhanced training of personnel involved in the various processes. Management believes these actions have remediated the material weakness in internal controls.

Part II - Other Information

ITEM 1. Legal Proceedings

See Note 6 of the Notes to Consolidated Financial Statements - Environmental Matters for a discussion pertaining to environmental matters, Note 7 of the Notes to Consolidated Financial Statements - Gas Charge Reconciliation Proceedings and Other Matters pertaining to proceedings at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas, and Note 8 of the Notes to Consolidated Financial Statements- New Matters for a discussion of other events and proceedings, which notes are incorporated herein by reference.

On January 12, 2005, an explosion occurred in an underground tunnel beneath a shopping mall parking lot in Chicago. Peoples Gas' facilities were in close proximity to the explosion. Peoples Gas has no knowledge of fatalities or life-threatening injuries. There was property damage to automobiles in the parking lot and several mall stores. The cause of the explosion is not known at this time. The Company has received one lawsuit related to this incident and notice that five additional suits may be filed. At this time, the Company cannot predict the outcome of any pending or potential litigation. Based on the nature and extent of the known damages, management believes that insurance will cover any liability above Peoples Gas' self-insured retention amount and, accordingly, does not expect that this incident will have a material adverse affect on the financial position or results of operation of the Company or Peoples Gas.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Peoples Energy Corporation:

Exhibit
Number	Description of Document

4(a)	Loan Agreement between Peoples Gas and Illinois Finance Authority dated as of January 1, 2005.

4(b)	Peoples Gas Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR

10(a)	Contract of Purchase between Peoples Gas and the Illinois Finance Authority dated January 19, 2005.

10(b)	Insurance Agreement between Peoples Gas and Ambac dated as of January 1, 2005.

Part II - Other Information
Exhibit
Number	Description of Document

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Peoples Gas Light and Coke Company:
Exhibit
Number	Description of Document

4(a)	Loan Agreement between Peoples Gas and Illinois Finance Authority dated as of January 1, 2005.

4(b)	Peoples Gas Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR

10(a)	Contract of Purchase between Peoples Gas and the Illinois Finance Authority dated January 19, 2005.

10(b)	Insurance Agreement between Peoples Gas and Ambac dated as of January 1, 2005.

31(a)	Certification of Thomas M. Patrick on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II - Other Information
North Shore Gas Company:

Exhibit
Number	Description of Document

31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 9, 2005	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 9, 2005	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 9, 2005	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer