Form 10-Q
period 2005-03-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2005-05-10
CIK 77388, 110101, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [x] No [ ]
The Peoples Gas Light and Coke Company	Yes [ ] No [x]
North Shore Gas Company	Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (April 29, 2005):

Peoples Energy Corporation	Common Stock, no par value, 38,018,378 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

Part I - Financial Information

Item I. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In Thousands, Except Per-Share Amounts)
Revenues	$ 1,026,906	$ 927,021	$ 1,764,317	$ 1,531,905

Operating Expenses:
Cost of energy sold	727,715	632,491	1,236,607	1,013,050
Operation and maintenance, excluding
restructuring and environmental costs	90,699	91,754	170,041	174,277
Restructuring costs	1,956	-	13,163	-
Environmental costs	14,145	7,303	23,128	12,090
Depreciation, depletion and amortization	28,965	30,970	59,309	59,892
Taxes, other than income taxes	75,826	71,051	128,871	118,747
Losses on property sales	143	-	215	-
Total Operating Expenses	939,449	833,569	1,631,334	1,378,056

Equity investment income	3,288	1,489	4,175	1,244

Operating Income	90,745	94,941	137,158	155,093

Other income and expense - net	965	776	1,878	1,380

Interest expense	12,844	12,381	25,354	24,662

Income Before Income Taxes	78,866	83,336	113,682	131,811

Income tax expense	27,694	28,432	40,034	45,556

Net Income	$ 51,172	$ 54,904	$ 73,648	$ 86,255

Average Shares of Common Stock Outstanding
Basic	37,928	37,290	37,873	37,061
Diluted	38,093	37,497	38,042	37,251

Earnings Per Share of Common Stock
Basic	$ 1.35	$ 1.47	$ 1.94	$ 2.33
Diluted	$ 1.34	$ 1.46	$ 1.94	$ 2.32

Dividends Declared Per Share	$ 0.545	$ 0.540	$ 1.085	$ 1.070

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands)	2005	2004	2004
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,642,151	$ 2,615,002	$ 2,588,991
Oil and gas	519,757	488,275	463,193
Other	21,294	21,010	19,744
Total property, plant and equipment	3,183,202	3,124,287	3,071,928
Less - Accumulated depreciation, depletion and amortization	1,274,012	1,220,102	1,176,136
Net property, plant and equipment	1,909,190	1,904,185	1,895,792
Investment in equity investees	119,376	135,819	130,660
Other investments	24,136	23,921	22,518
Total Capital Investments - Net	2,052,702	2,063,925	2,048,970

CURRENT ASSETS:
Cash and cash equivalents	92,775	7,228	59,449
Short-term investments	7,700	-	-
Deposits with broker or trustee	18,833	13,891	5,980
Receivables -
Customers, net of reserve for uncollectible accounts
of $35,796, $29,138, and $35,776, respectively	515,540	190,379	455,396
Other	38,095	55,769	31,962
Materials and supplies, at average cost	10,486	10,444	9,751
Gas in storage	79,360	191,052	52,023
Gas costs recoverable through rate adjustments	12	20,612	19,304
Regulatory assets of utility subsidiaries	20,997	37,076	21,473
Other	32,385	25,910	11,403
Total Current Assets	816,183	552,361	666,741

OTHER ASSETS:
Prepaid pension costs	166,733	176,329	185,954
Noncurrent regulatory assets of utility subsidiaries	234,345	228,186	190,964
Deferred charges and other	52,197	73,989	69,856
Total Other Assets	453,275	478,504	446,774

Total Assets	$ 3,322,160	$ 3,094,790	$ 3,162,485

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands, Except Shares)	2005	2004	2004
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 38,211,596, 37,976,994 and
37,745,525 shares, respectively	$ 396,960	$ 387,845	$ 378,297
Treasury stock - 243,100 shares	(6,677)	(6,677)	(6,677)
Retained earnings	586,882	554,222	596,459
Accumulated other comprehensive income (loss)	(99,363)	(65,307)	(61,505)
Total Common Stockholders' Equity	877,802	870,083	906,574

Long-term debt, exclusive of maturities due within one
year and adjustable-rate bonds classified as short-term debt	895,647	897,377	846,330
Total Capitalization	1,773,449	1,767,460	1,752,904

CURRENT LIABILITIES:
Commercial paper	-	55,625	-
Adjustable-rate bonds classified as short-term debt	-	-	50,000
Accounts payable	220,807	144,709	186,250
Accrued taxes	73,197	26,056	92,146
Other accrued liabilities	141,843	164,039	98,973
Regulatory liabilities of utility subsidiaries	27,006	33,575	24,123
Dividends payable	20,693	20,367	20,251
Customer deposits	30,711	27,833	33,122
Customer credit balances	24,368	52,576	22,081
Gas costs refundable through rate adjustments	7,241	29	6,403
Accrued interest	11,461	11,307	10,792
Temporary LIFO liquidation credit	174,377	-	127,375
Total Current Liabilities	731,704	536,116	671,516

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	416,197	423,356	390,229
Investment tax credits	26,176	26,597	27,093
Environmental, pension and other	374,634	341,261	320,743
Total Deferred Credits and Other Liabilities	817,007	791,214	738,065

Total Capitalization and Liabilities	$ 3,322,160	$ 3,094,790	$ 3,162,485

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(In Thousands)	2005	2004
Operating Activities:
Net Income	$ 73,648	$ 86,255
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	62,075	62,633
Deferred income taxes and investment tax credits - net	3,693	(5,444)
Change in environmental, pension and other liabilities	22,100	8,195
Change in undistributed earnings from equity investments	3,472	3,442
Other changes in noncurrent operating activities	(8,246)	(23,099)
Changes in current assets and liabilities:
Receivables - net	(307,486)	(265,422)
Gas in storage	111,692	113,560
Gas costs recoverable/refundable through rate adjustments	27,812	4,725
Net regulatory assets/liabilities of utility subsidiaries	9,509	29,929
Accounts payable	67,419	42,403
Other accrued liabilities	(22,196)	334
Accrued taxes	47,141	46,416
Temporary LIFO liquidation credit	174,377	127,375
Other	(31,691)	(21,052)
Net Cash Provided by Operating Activities	233,319	210,250

Investing Activities:
Capital spending	(68,066)	(111,542)
Return of capital investments	13,070	8,040
Temporary investments and other	(12,642)	13,381
Other	456	(188)
Net Cash Used in Investing Activities	(67,182)	(90,309)

Financing Activities:
Proceeds from (payment of) overdrafts	8,679	(5,229)
Retirement of commercial paper	(55,625)	(55,949)
Retirement of adjustable-rate bonds classified as short-term debt	-	(102,000)
Issuance of long-term debt	(212)	172,676
Retirement of long-term debt	(1,731)	(76,515)
Issuance of common/treasury stock	9,115	31,835
Dividends paid on common stock	(40,816)	(38,958)
Net Cash Used in Financing Activities	(80,590)	(74,140)

Net Increase in Cash and Cash Equivalents	85,547	45,801
Cash and Cash Equivalents at Beginning of Period	7,228	13,648
Cash and Cash Equivalents at End of Period	$ 92,775	$ 59,449

Supplemental Information:
Income taxes paid	$ 19,680	$ 24,480
Interest paid	$ 24,680	$ 24,158

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In Thousands)
Revenues	$ 627,485	$ 572,272	$ 1,066,337	$ 947,909

Operating Expenses:
Gas costs	403,722	355,547	676,155	569,497
Operation and maintenance, excluding
restructuring and environmental costs	65,900	68,162	123,850	127,574
Restructuring costs	1,512	-	8,467	-
Environmental costs	13,337	6,767	21,943	11,133
Depreciation and amortization	15,383	15,544	30,659	30,360
Taxes, other than income taxes	64,837	60,885	109,983	101,480
Losses on property sales	-	-	122	-
Total Operating Expenses	564,691	506,905	971,179	840,044

Operating Income	62,794	65,367	95,158	107,865

Other income and expense - net	755	733	1,552	1,255

Interest expense	6,121	5,161	12,063	10,667

Income Before Income Taxes	57,428	60,939	84,647	98,453

Income tax expense	21,788	23,066	31,738	37,392

Net Income	$ 35,640	$ 37,873	$ 52,909	$ 61,061

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2005	2004	2004
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,282,555	$ 2,258,516	$ 2,236,838
Less - Accumulated depreciation and amortization	927,753	901,938	882,776
Net property, plant and equipment	1,354,802	1,356,578	1,354,062
Other investments	1,631	1,776	2,012
Total Capital Investments - Net	1,356,433	1,358,354	1,356,074

CURRENT ASSETS:
Cash and cash equivalents	52,001	6	16,859
Short-term investments	7,700	-	-
Deposits with broker or trustee	-	-	1,801
Receivables -
Customers, net of reserve for uncollectible accounts
of $31,915, $26,536 and $31,491, respectively	349,337	109,506	312,852
Intercompany receivables	25,006	33,388	31,309
Other	83	1,193	57
Materials and supplies, at average cost	9,281	9,169	8,420
Gas in storage, at last-in, first-out cost	22,094	107,275	21,993
Gas costs recoverable through rate adjustments	-	17,950	17,852
Regulatory assets	18,115	34,522	19,869
Other	17,787	6,865	3,330
Total Current Assets	501,404	319,874	434,342

OTHER ASSETS:
Prepaid pension costs	166,365	175,279	176,803
Noncurrent regulatory assets	181,664	180,690	152,836
Deferred charges and other	36,205	52,161	44,512
Total Other Assets	384,234	408,130	374,151

Total Assets	$ 2,242,071	$ 2,086,358	$ 2,164,567

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2005	2004	2004
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	498,537	471,293	510,578
Accumulated other comprehensive income (loss)	(19,254)	(7,080)	(21,030)
Total Common Stockholder's Equity	644,590	629,520	654,855

Long-term debt, exclusive of maturities due within one
year and adjustable-rate bonds classified as short-term debt	502,000	502,000	452,000
Total Capitalization	1,146,590	1,131,520	1,106,855

CURRENT LIABILITIES:
Commercial paper	-	31,000	-
Other short-term debt	-	-	50,000
Accounts payable	112,856	70,222	107,399
Accrued taxes	72,777	22,544	78,180
Other accrued liabilities	40,968	70,439	33,715
Intercompany payables	9,601	36,676	12,509
Regulatory liabilities	22,159	27,923	20,402
Dividends payable	11,900	-	14,400
Customer deposits	28,326	25,692	30,797
Customer credit balances	19,767	43,831	17,076
Gas costs refundable through rate adjustments	5,096	29	5,361
Accrued interest	5,688	5,532	4,861
Temporary LIFO liquidation credit	138,012	-	100,009
Total Current Liabilities	467,150	333,888	474,709

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	368,467	376,745	348,046
Investment tax credits	23,355	23,735	24,139
Environmental, pension and other	236,509	220,470	210,818
Total Deferred Credits and Other Liabilities	628,331	620,950	583,003

Total Capitalization and Liabilities	$ 2,242,071	$ 2,086,358	$ 2,164,567

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2005	2004
(In Thousands)
Operating Activities:
Net income	$ 52,909	$ 61,061
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	33,011	32,716
Deferred income taxes and investment tax credits - net	(12,168)	(8,629)
Change in environmental, pension and other liabilities	19,548	11,287
Other changes in noncurrent operating activities	12,190	(1,127)
Changes in current assets and liabilities:
Receivables - net	(230,338)	(182,905)
Gas in storage	85,181	89,999
Gas costs recoverable/refundable through rate adjustments	23,017	9,822
Net regulatory assets/liabilities	10,644	23,756
Accounts payable	32,584	(4,383)
Other accrued liabilities	(56,546)	(15,877)
Accrued taxes	50,233	48,759
Temporary LIFO liquidation credit	138,012	100,009
Other	(32,307)	(16,215)
Net Cash Provided by Operating Activities	125,970	148,273

Investing Activities:
Capital spending	(31,390)	(31,381)
Temporary investments and other	(7,700)	9,279
Other	177	(101)
Net Cash Used in Investing Activities	(38,913)	(22,203)

Financing Activities:
Proceeds from (payment of) overdrafts	10,050	(4,838)
Retirement of commercial paper	(31,000)	(55,949)
Retirement of short-term debt	-	(126,400)
Issuance of long-term debt	(212)	172,676
Retirement of long-term debt	-	(76,500)
Dividends paid on common stock	(13,900)	(18,200)
Net Cash Used in Financing Activities	(35,062)	(109,211)

Net Increase in Cash and Cash Equivalents	51,995	16,859
Cash and Cash Equivalents at Beginning of Period	6	-
Cash and Cash Equivalents at End of Period	$ 52,001	$ 16,859

Supplemental Information:
Income taxes paid	$ 22,227	$ 17,960
Interest paid	$ 11,162	$ 10,569

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(In Thousands)
Revenues	$ 115,147	$ 101,284	$ 195,243	$ 165,147

Operating Expenses:
Gas costs	84,454	70,585	141,625	111,622
Operation and maintenance, excluding
restructuring and environmental costs	8,976	9,001	17,078	18,336
Restructuring costs	40	-	561	-
Environmental costs	808	536	1,184
Depreciation	1,733	1,911	3,450	3,603
Taxes, other than income taxes	6,790	6,561	11,645	10,895
Total Operating Expenses	102,801	88,594	175,543	144,456

Operating Income	12,346	12,690	19,700	20,691

Other income and expense - net	129	(2)	141	47

Interest expense	934	939	1,872	1,866

Income Before Income Taxes	11,541	11,749	17,969	18,872

Income tax expense	4,416	4,389	6,751	7,062

Net Income	$ 7,125	$ 7,360	$ 11,218	$ 11,810

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2005	2004	2004
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 359,596	$ 356,486	$ 352,152
Less - Accumulated depreciation	144,631	141,346	139,155
Net property, plant and equipment	214,965	215,140	212,997

CURRENT ASSETS:
Cash and cash equivalents	34,119	2	27,841
Deposits with broker or trustee	-	-	738
Receivables -
Customers, net of reserve for uncollectible
accounts of $1,610, $943 and $1,482, respectively	50,686	12,157	46,542
Intercompany receivables	5,152	20,629	4,065
Other	-	1,335	-
Materials and supplies, at average cost	1,204	1,275	1,331
Gas in storage, at last-in, first-out cost	2,068	14,921	2,334
Gas costs recoverable through rate adjustments	12	2,662	1,452
Regulatory assets	2,882	2,553	1,604
Other	1,920	1,458	261
Total Current Assets	98,043	56,992	86,168

OTHER ASSETS:
Noncurrent regulatory assets	52,680	47,496	38,128
Deferred charges and other	2,723	3,358	3,415
Total Other Assets	55,403	50,854	41,543

Total Assets	$ 368,411	$ 322,986	$ 340,708

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2005	2004	2004
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	85,676	80,258	86,392
Accumulated other comprehensive income (loss)	(2,032)	(1,336)	(2,266)
Total Common Stockholder's Equity	108,401	103,679	108,883

Long-term debt, exclusive of maturities due within one year	69,250	69,330	69,330
Total Capitalization	177,651	173,009	178,213

CURRENT LIABILITIES:
Other short-term debt	-	3,810	-
Accounts payable	13,898	12,697	14,196
Accrued taxes	6,731	1,679	6,890
Other accrued liabilities	3,638	5,711	3,558
Intercompany payables	2,410	6,220	6,243
Regulatory liabilities	4,846	5,652	3,721
Dividends payable	2,800	-	2,900
Customer deposits	2,386	2,141	2,325
Customer credit balances	3,820	7,130	3,782
Gas costs refundable through rate adjustments	2,145	-	1,042
Temporary LIFO liquidation credit	36,365	-	27,367
Accrued interest	1,279	1,270	1,260
Total Current Liabilities	80,318	46,310	73,284

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	36,592	35,652	31,162
Investment tax credits	2,820	2,862	2,953
Environmental, pension and other	71,030	65,153	55,096
Total Deferred Credits and Other Liabilities	110,442	103,667	89,211

Total Capitalization and Liabilities	$ 368,411	$ 322,986	$ 340,708

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2005	2004
(In Thousands)
Operating Activities:
Net Income	$ 11,218	$ 11,810
Adjustments to reconcile net income to cash provided by operations:
Depreciation	3,863	3,985
Deferred income taxes and investment tax credits - net	696	519
Change in environmental, pension and other liabilities	6,080	(151)
Other changes in noncurrent operating activities	(5,245)	1,685
Changes in current assets and liabilities:
Receivables - net	(21,717)	(32,251)
Gas in storage	12,853	7,108
Gas costs recoverable/refundable through rate adjustments	4,795	(5,098)
Net regulatory assets/liabilities	(1,135)	6,172
Accounts payables	1,357	(2,818)
Accrued other liabilities	(5,883)	(325)
Accrued taxes	5,052	6,575
Temporary LIFO liquidation credit	36,365	27,367
Other	(3,447)	(2,794)
Net Cash Provided by Operating Activities	44,852	21,784

Investing Activities:
Capital spending	(3,714)	(4,517)
Decrease in deposits with broker or trustee	-	2,028
Other	25	(142)
Net Cash Used in Investing Activities	(3,689)	(2,631)

Financing Activities:
Proceeds from (payment of) overdrafts	(156)	(5)
Retirement of short-term debt	(3,810)	-
Retirement of long-term debt	(80)	(15)
Dividends paid on common stock	(3,000)	(3,400)
Net Cash Used in Financing Activities	(7,046)	(3,420)

Net Increase in Cash and Cash Equivalents	34,117	15,733
Cash and Cash Equivalents at Beginning of Period	2	12,108
Cash and Cash Equivalents at End of Period	$ 34,119	$ 27,841

Supplemental Information:
Income taxes paid	$ 3,970	$ 1,220
Interest paid	$ 1,824	$ 1,766

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

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas in Storage

Peoples Gas and North Shore Gas price storage injections at the fiscal year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, the Company expects interim reductions in LIFO layers to be replenished by the fiscal year end. The Retail Energy Services and Midstream Services segments account for gas in inventory using the average cost method.

Stock Compensation Plans

The 2004 Incentive Compensation Plan (2004 Plan) is comprised of two sub-plans, the Long-Term Incentive Compensation Plan and the Short-Term Incentive Compensation Plan. The adoption of the 2004 Plan effectively replaced the Company's Long-Term Incentive Compensation Plan (superseded LTIC Plan) and Short-Term Incentive Compensation Plan. The 2004 Plan does not provide for the grant of stock options, but instead provides for the issuance of restricted stock, restricted stock units and performance shares. No expense has been accrued with respect to performance shares awarded under the 2004 Plan based upon current estimates of Company performance.

As allowed under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123," the Company has chosen to continue accounting for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under the superseded LTIC Plan and the Directors Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). No options were granted in the six-month periods ended March 31, 2005 and 2004. There were 5,924 shares and 6,307 shares sold through the ESPP in the six-month periods ended March 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Stock-based employee compensation cost (income) relative to stock appreciation rights, restricted stock awards and directors fees paid in stock included in reported net income for the three- and six-month periods ended March 31, 2005 totaled $(40) thousand and $1.3 million. For the three- and six-month periods ended March 31, 2004 stock-based employee compensation was $0.5 million and $1.6 million, respectively. Had compensation cost for stock options and shares issued under the superseded LTIC Plan, DSOP and ESPP been determined consistent with SFAS No. 123, the effect on the Company's net income and earnings per share is shown in the following pro forma amounts:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands, Except Per-Share Amounts)	2005	2004	2005	2004
Net income as reported	$ 51,172	$ 54,904	$ 73,648	$ 86,255
Pro forma effects of LTIC, DSOP and ESPP
compensation expense under SFAS No. 123	-	-	16	11
Pro forma net income	$ 51,172	$ 54,904	$ 73,632	$ 86,244
Earnings per average common share:
Basic	$ 1.35	$ 1.47	$ 1.94	$ 2.33
Diluted	1.34	1.46	1.94	2.32
Pro forma basic	1.35	1.47	1.94	2.33
Pro forma diluted	1.34	1.46	1.94	2.32

For the three and six months ended March 31, 2005 and 2004, all outstanding options were included in the computation of diluted earnings per share.

The following table summarizes the assumptions used to calculate the fair value of each option grant. The pro forma disclosures are based upon recognizing expense over the vesting period of the options, the longest of which is 12 months. There was no pro forma effect for any period subsequent to December 31, 2003 as all outstanding options had become fully vested.

Six Months Ended
March 31, 2004
Expected volatility	25.90%
Dividend yield	4.8%
Risk-free interest rate	2.47%
Expected lives (years)	3
Weighted average fair value	$ 3.83

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options. It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. The Company accounts for derivative financial instruments pursuant to SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales exception.

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by price changes in the marketplace. The Company has also used derivative instruments to reduce interest rate risk associated with debt refinancing activities. Additionally, the Company uses interest rate derivatives to adjust the portfolio composition of debt from floating-rate to fixed-rate debt. All these instruments are designated cash flow

Notes to Consolidated Financial Statements (Unaudited)

hedges, which allow for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from cash flow hedges are recorded in the income statement in the same month the related physical sales and purchases and interest expense is recorded.

The following tables summarize selected information related to outstanding cash flow hedges included in the Consolidated Income Statements and Balance Sheets for the periods ended March 31, 2005 and 2004, respectively.

		Interest	Partnership
(In Thousands)	Commodities	Rate	Transactions	Total
Portion of after tax gains (losses) on hedging instruments
determined to be ineffective and included in net income
at March 31, 2005 - three months ended	$ (133)	$ -	N/A	$ (133)
- six months ended	$ 139	$ -	N/A	$ 139
Accumulated other comprehensive income (loss) after tax at
March 31, 2005	$ (72,351)	$ (530)	$ (4,975)	$ (77,856)
Portion of accumulated other comprehensive income (loss)
expected to be reclassified to earnings during the next
12 months based on prices at March 31, 2005	$ (45,667)	$ (66)	N/A	$ (45,733)
Maximum term	42 months	97 months

Portion of after tax gains (losses) on hedging instruments
determined to be ineffective and included in net income
at March 31, 2004 - three months ended	$ 84	$ -	N/A	$ 84
- six months ended	$ 42	$ -	N/A	$ 42
Accumulated other comprehensive income (loss) after tax at
March 31, 2004	$ (33,328)	$ (596)	$ (3,637)	$ (37,561)

The maturities of the open cash flow hedges are summarized in the table below. Valuations are based on the New York Mercantile Exchange (NYMEX) closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

Cash Flow Hedges
Value by Year of Maturity

		Less than	1 to 2	2 to 3	3 to 4	4 to 5
(In Thousands)	Total	1 Year	Years	Years	Years	Years
Loss at March 31, 2005	$(120,951)	$(75,948)	$(34,750)	$ (9,423)	$ (830)	$ -
Loss at September 30, 2004	$ (89,306)	$(57,374)	$(26,628)	$ (5,253)	$ (51)	$ -
Loss at March 31, 2004	$ (56,689)	$(37,062)	$(15,234)	$ (4,393)	$ -	$ -

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

Notes to Consolidated Financial Statements (Unaudited)

derivative instruments that do not qualify for hedge accounting and are recorded on a mark-to-market basis. All amounts are expected to be settled during the next 12 months.

	March 31,	September 30,	March 31,
(In Thousands)	2005	2004	2004
Peoples Gas mark-to-market asset	$ 17,962	$ 22,768	$ 16,167
North Shore Gas mark-to-market asset	4,083	4,653	2,949
Other mark-to-market asset (liability)	(29)	257	(459)
Total	$ 22,016	$ 27,678	$ 18,657

Fair Value Hedges. The Company uses financial hedges to protect the value of a small portion of Midstream Services' gas in storage and these are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the inventory hedged are recorded in each reporting period in the income statement. The Company also uses certain financial instruments to adjust the portfolio composition of its debt from fixed-rate to floating-rate debt. These derivative instruments are accounted for as fair value hedges. The change in value of these hedges along with the change in value of the debt hedged are recorded in each reporting period in the income statement.

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during the three and six months ended March 31, 2005 and 2004. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales or cost of purchases in income), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type
	Cash Flow		Fair Value
Fiscal Quarter	Hedges		Hedges		Mark-to-Market
(In Thousands)	2005	2004	2005	2004	2005	2004
Value of contracts outstanding at beginning of period	$ (54,157)	$ (37,832)	$ 1,024	$ (122)	$ (22,779)	$ 14,548
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(3,459)	(3,726)	-	-	(11,958)	1,526
Plus: Unrealized gain (loss) on new contracts
entered into during the period and outstanding
at end of period	(6,790)	(7,099)	59	(13)	13,765	7,614
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning and end of the period	(63,463)	(15,484)	(2,088)	(11)	19,072	(1,979)
Value of contracts outstanding at March 31,	$ (120,951)	$ (56,689)	$ (1,005)	$ (146)	$ 22,016	$ 18,657

	Derivative Type
	Cash Flow		Fair Value
Fiscal Year-to-Date	Hedges		Hedges		Mark-to-Market
(In Thousands)	2005	2004	2005	2004	2005	2004
Value of contracts outstanding at beginning of period	$ (89,306)	$ (24,164)	$ 908	$ (65)	$ 27,678	$ (13,734)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(22,850)	(6,194)	(113)	-	(1,605)	(4,594)
Plus: Unrealized gain (loss) on new contracts
entered into during the period and outstanding
at end of period	(11,105)	(18,888)	(69)	(13)	20,406	19,907
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning and end of the period	(43,390)	(19,831)	(1,957)	(68)	(27,673)	7,890
Value of contracts outstanding at March 31,	$ (120,951)	$ (56,689)	$ (1,005)	$ (146)	$ 22,016	$ 18,657

Notes to Consolidated Financial Statements (Unaudited)

Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue in gross receivables from customers is summarized below.

	March 31,	September 30,	March 31,
(In Thousands)	2005	2004	2004
Peoples Gas	$ 94,408	$ 30,755	$ 82,966
North Shore Gas	17,085	5,322	14,182
Peoples Energy Services	36,779	13,829	24,680
Consolidated Peoples Energy	$ 148,272	$ 49,906	$ 121,828

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). See Note 8B for a discussion of an audit of the municipal tax by the City of Chicago. The Illinois Public Utility Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis, whereby the billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount representing the expected cash payment of the taxes is included in taxes, other than income taxes on the income statement. Revenue tax amounts included in utility revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2005	2004	2005	2004
Peoples Gas	$ 60,187	$ 56,560	$ 101,755	$ 93,762
North Shore Gas	5,963	5,659	10,003	9,259
Consolidated Peoples Energy	$ 66,150	$ 62,219	$ 111,758	$ 103,021

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

Exploratory Drilling Costs

The Company's Oil and Gas Production segment identifies and tracks expenditures associated with exploratory drilling. The project costs of drilling exploratory wells are capitalized as part of the segment's property and equipment, pending determination of whether the well has found proved reserves. The success or failure of the exploration project dictates the appropriate accounting treatment of those capital expenditures. If an exploration well is successful, resulting in proved reserves, then the exploratory and associated costs are capitalized and become part of the segment's capitalized cost of wells and related equipment and facilities for depreciation, depletion and amortization (DD&A) purposes. If, however, the exploration well is not successful and has not resulted in proved reserves, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. In accordance with the provisions of SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" (SFAS No. 19), it is the Company's policy to make the final capitalization or expense determination of exploratory drilling costs upon completion of the drilling operations, but in no case later than one year thereafter. On April 4, 2005, the FASB issued FASB Staff Position No. 19-1, "Accounting for Suspended Well Costs" (FSP No. 19-1). Among other provisions, FSP No. 19-1 amends SFAS No. 19 with respect to the continued capitalization of exploratory well costs after the completion of drilling but prior to the determining whether the well has found proved reserves. The Company will adopt FSP No. 19-1 in the third

Notes to Consolidated Financial Statements (Unaudited)

quarter of fiscal 2005 and does not expect the requirements of FSP No. 19-1 will have a significant effect on the financial condition or results of operations of the Company.

At March 31, 2005, the Company did not have any exploratory pre-production wells requiring additional major capital expenditures (to determine presence of proved reserves) or any exploratory wells where more than one year had elapsed since the completion of drilling without a determination of well results.

At March 31, 2004, the Company had $2.7 million in capitalized exploratory well costs pending determination of proved reserves. The $2.7 million in capitalized costs was charged to expense in the third quarter of fiscal 2004.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $15.1 million and $11.0 million as of March 31, 2005 and 2004, respectively. For Peoples Gas, the amounts in accounts payable at March 31, 2005 and 2004 were $14.9 million and $10.4 million, respectively. There were no overdraft balances at March 31, 2005 and 2004 for North Shore Gas.

Short-term investments at March 31, 2005, consist entirely of auction rate debt securities and are carried at cost, which approximates fair value. The Company records interest income in other income and expense-net on the Consolidated Statements of Income. These investments are classified as "available for sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 2005, available for sale investments had a contractual maturity date of April 1, 2005.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

Notes to Consolidated Financial Statements (Unaudited)

3: BUSINESS SEGMENTS

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Financial data by business segment is presented below.

					Retail		Corporate
	Gas	Oil and Gas	Power	Midstream	Energy		and
(In Thousands)	Distribution	Production	Generation	Services	Services	Other	Adjustments	Total
Three Months Ended March 31, 2005
Revenues	$ 738,816	$ 27,631	$ -	$ 145,651	$153,035	$ -	$ (38,227)	$1,026,906
Cost of energy sold	488,176	-	-	138,857	139,344	-	(38,662)	727,715
Operation and maintenance	73,412	8,392	495	1,947	3,956	454	2,043	90,699
Restructuring charge	-	-	-	-	-	-	1,956	1,956
Environmental costs	14,145	-	-	-	-	-	-	14,145
Depreciation, depletion and amortization	17,117	11,040	-	112	408	35	253	28,965
Taxes, other than income taxes	71,626	3,152	20	163	128	24	713	75,826
Losses (gains) on property sales	-	-	143	-	-	-	-	143
Equity investment income	-	130	2,891	-	-	267	-	3,288
Operating income (loss)	74,340	5,177	2,233	4,572	9,199	(246)	(4,530)	90,745
Segment capital assets - net	1,570,015	326,957	11,020	5,788	5,263	1,141	4,127	1,924,311
Investments in equity investees	-	10,024	105,724	-	-	3,628	-	119,376
Capital spending	17,442	18,584	96	8	61	400	200	36,791
Three Months Ended March 31, 2004
Revenues	$ 670,988	$ 34,771	$ -	$ 109,153	$124,588	$ 173	$ (12,652)	$ 927,021
Cost of energy sold	426,132	-	-	104,375	115,068	48	(13,132)	632,491
Operation and maintenance	73,442	6,349	975	1,352	4,144	76	5,416	91,754
Environmental costs	7,303	-	-	-	-	-	-	7,303
Depreciation, depletion and amortization	17,455	12,809	32	112	444	4	114	30,970
Taxes, other than income taxes	67,446	2,502	58	50	112	11	872	71,051
Equity investment income (loss)	-	1,372	(294)	-	-	411	-	1,489
Operating income (loss)	79,210	14,483	(1,359)	3,264	4,820	445	(5,922)	94,941
Segment capital assets - net	1,567,059	316,794	8,982	6,201	7,371	970	1,888	1,909,265
Investments in equity investees	-	20,514	106,347	-	-	3,799	-	130,660
Capital spending	18,364	21,100	391	3	647	400	119	41,024
Six Months Ended March 31, 2005
Revenues	$ 1,256,596	$ 56,831	$ -	$ 254,333	$266,002	$ -	$ (69,445)	$1,764,317
Cost of energy sold	817,780	-	-	243,431	245,669	-	(70,273)	1,236,607
Operation and maintenance	137,751	14,605	1,009	3,492	6,893	884	5,407	170,041
Restructuring charge	-	-	-	-	-	-	13,163	13,163
Environmental costs	23,128	-	-	-	-	-	-	23,128
Depreciation, depletion and amortization	34,109	23,626	-	225	813	69	467	59,309
Taxes, other than income taxes	121,628	6,046	11	144	215	35	792	128,871
Losses (gains) on property sales	122	-	143	-	(50)	-	-	215
Equity investment income	-	1,215	2,431	-	-	529	-	4,175
Operating income (loss)	122,078	13,769	1,268	7,041	12,462	(459)	(19,001)	137,158
Segment capital assets - net	1,570,015	326,957	11,020	5,788	5,263	1,141	4,127	1,924,311
Investments in equity investees	-	10,024	105,724	-	-	3,628	-	119,376
Capital spending	35,104	31,582	636	8	130	400	206	68,066
Six Months Ended March 31, 2004
Revenues	$ 1,109,399	$ 63,392	$ -	$ 174,354	$207,714	$ 254	$ (23,208)	$1,531,905
Cost of energy sold	681,119	-	-	164,350	191,509	86	(24,014)	1,013,050
Operation and maintenance	139,104	11,924	2,021	2,922	7,124	300	10,882	174,277
Environmental costs	12,090	-	-	-	-	-	-	12,090
Depreciation, depletion and amortization	33,963	24,544	63	224	873	8	217	59,892
Taxes, other than income taxes	112,375	4,421	58	50	239	(10)	1,614	118,747
Equity investment income (loss)	-	1,394	(507)	-	-	357	-	1,244
Operating income (loss)	130,748	23,897	(2,649)	6,808	7,969	227	(11,907)	155,093
Segment capital assets - net	1,567,059	316,794	8,982	6,201	7,371	970	1,888	1,909,265
Investments in equity investees	-	20,514	106,347	-	-	3,799	-	130,660
Capital spending	35,898	73,062	738	133	997	400	314	111,542

Notes to Consolidated Financial Statements (Unaudited)

4: RESTRUCTURING COSTS

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

A total of approximately $6.5 million and $12.5 million for the second quarter and fiscal year-to-date through March 31, 2005, respectively, has been paid for severance payments, program expenses, employer taxes and legal fees. In addition, approximately $0.4 million in severance costs originally expensed was reversed in connection with the revocation of severance agreements. The Company has approximately $4.1 million of unpaid liabilities related to the restructuring costs included in accounts payable on the Consolidated Balance Sheet at March 31, 2005.

Approximately $15 million of pension settlement and curtailment costs related to the restructuring are expected to be recorded in fiscal 2005. In the second quarter and year-to-date for fiscal 2005, $2.0 million and $13.2 million, respectively, were recorded as pension settlement and curtailment expense (net of capitalized amounts), with the remainder to be recorded as pension settlements occur throughout the remainder of the fiscal year.

5: EQUITY INVESTMENTS

The Company has several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for separate financial statement disclosure. However, in aggregate these investments are material. The Company records its share of equity investment income based on financial information it receives from the partnerships. All information is current or based on estimated results for the quarter. The Company is not a managing partner in any of these investments.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2005	2004	2005	2004
Revenues	$ 38,633	$ 27,094	$ 66,414	$ 45,652
Operating income	16,321	12,974	31,248	23,771
Interest expense	9,298	8,595	18,851	17,335
Net income	7,803	7,139	4,126	9,154

Current assets	41,217	65,103	41,217	65,103
Noncurrent assets	715,071	767,878	715,071	767,878
Current liabilities	45,291	44,055	45,291	44,055
Noncurrent liabilities	431,224	403,039	431,224	403,039

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income shown in the previous table.

		Ownership Percentage		Equity Investment Income (Loss)
				Three Months Ended		Six Months Ended
(Dollars in Thousands)		At March 31,		March 31,		March 31,
Investment	Segment	2005	2004	2005	2004	2005	2004
EnerVest	Oil and Gas	30%	30%	$ 130	$ 1,372	$ 1,215	$ 1,394
Elwood	Power	50	50	1,528	(1,731)	(314)	(3,401)
SCEP	Power	29	27	1,363	1,437	2,745	2,894
Trigen-Peoples	Other	50	50	267	411	529	357

Total equity investment income				$ 3,288	$ 1,489	$ 4,175	$ 1,244

Undistributed partnership income included in the
Company's retained earnings at the end of each period				$ 16,627	$ 8,330	$ 16,627	$ 8,330

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

Peoples Gas is addressing 29 manufactured gas sites, including two sites described in more detail below. Investigations have been completed at all or portions of 23 sites. Remediations have been completed at all or portions of six sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites. Remediations have not yet been completed at these sites.

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a record of decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. North Shore Gas and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires North Shore Gas and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million. Remedial activities have commenced.

Notes to Consolidated Financial Statements (Unaudited)

In 1996, the current owner of a site in Chicago, formerly called Pitney Court Station, filed suit under CERCLA against Peoples Gas in the U.S. District Court for the Northern District of Illinois, Continental Title Company v. The Peoples Gas Light and Coke Company, (case no. 96 C 3257). The suit seeks recovery of the past and future costs of investigating and remediating the site. In ruling on cross motions for summary judgment, the court determined that Peoples Gas is a liable party under CERCLA and that the owner has established certain, but not all, elements of a defense to liability. Further proceedings have been stayed pending settlement discussions between the parties.

In 2004, the owners of another property in the vicinity of the former Pitney Court Station and the current site owner filed suit against Peoples Gas in the U.S. District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (RCRA). The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Co., (case no. 04 C 3392), seeks an order directing Peoples Gas to remediate the site.

With respect to portions of certain other sites in Chicago, Peoples Gas has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require Peoples Gas to perform extensive investigations or remediations. These demands include notice letters sent to Peoples Gas by River Village West. These letters informed Peoples Gas of River Village West's intent to file suit under RCRA seeking an order directing Peoples Gas to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against Peoples Gas in the U.S. District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, (case no. 05 C 2103), seeks an order directing Peoples Gas to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station.

The utility subsidiaries are accruing and deferring liabilities and costs incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At March 31, 2005, the total of these deferred liabilities and costs (stated in current year dollars) for Peoples Gas was $160.1 million; for North Shore Gas the total was $52.6 million; and for the Company on a consolidated basis, the total deferred was $212.7 million. Each of these deferred amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites ($143.3 million for Peoples Gas; $51.9 million for North Shore Gas; and $195.2 million for the Company on a consolidated basis). Management also estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $133.2 million; for North Shore Gas, $32.5 million; and for the Company on a consolidated basis, $165.7 million. The foregoing estimates for Peoples Gas do not reflect the impact, if any, of the litigation described in the previous paragraph filed by River Village West after the close of the second fiscal quarter, as it is too early in the litigation for management to determine what, if any, potential liability Peoples Gas may incur as a result of the suit.

Management's estimates are developed with the aid of probabilistic modeling. They are based upon an ongoing review and judgement by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. Actual costs, which may differ materially from these estimates, will depend on several factors, including whether contamination exists at all sites, the nature and extent of contamination and the type of remediation that may be required. With respect to certain sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. While management does not believe that the utility subsidiaries are legally required to comply with such demands, should the subsidiaries be required to investigate and remediate to extensive levels at all of the sites that have not yet been remediated, the Company's aggregate maximum potential liability could be substantially higher than the estimates indicated above.

Each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

7: GAS CHARGE RECONCILIATION PROCEEDINGS AND RELATED MATTERS

A. Illinois Commerce Commission Proceedings

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

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. In August 2003, three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and City of Chicago (Chicago)) filed direct testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. In January 2005, CUB and Chicago jointly filed additional direct testimony in the Peoples Gas proceeding. No intervenor filed additional direct testimony in the North Shore Gas proceeding. Issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001, the use of its Manlove storage field to support transactions with third parties ("hub" transactions), its gas purchase agreement with Enron North America Corp. (Enron), transactions conducted and income earned by an affiliated company (enovate L.L.C. (enovate)) and the level of lost and unaccounted for gas costs Peoples Gas recovered through its Gas Charge. Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the intervenors have requested disallowances, on a variety of issues other than financial hedging, that range in their initial testimony from $8 million to $56 million and in their additional testimony from $8 million to $150 million. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Commission's Staff (the Staff), based on additional direct and rebuttal testimony submitted in January 2005, increased the requested disallowance from $31 million to $92 million in the Peoples Gas proceeding and from $1.4 million to $4.0 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which relate to hedging. The Staff stated in both the Peoples Gas and North Shore Gas proceedings that it did not recommend a disallowance based on allegations related to financial hedging. The Staff also recommended that the Commission should reopen the fiscal year 2000 Gas Charge reconciliation cases for Peoples Gas and North Shore Gas.

Peoples Gas and North Shore Gas submitted additional rebuttal testimony on January 28, 2005, which rejected the proposed disallowances contained in intervenor and the Staff additional direct and rebuttal testimony. Peoples Gas' additional rebuttal testimony responded to all issues raised by the Staff and intervenors, including countering criticisms of the gas purchase agreement with Enron, defending the operation of the storage field as prudent, explaining why enovate transactions are unrelated to this proceeding and pointing out numerous errors in the proposed disallowance related to lost and unaccounted for gas. North Shore Gas' additional rebuttal testimony responded to all issues raised by the Staff, in particular, countering criticisms of the gas purchase agreement with Enron. On February 18, 2005, the Staff and intervenors filed rebuttal testimony in both utilities' cases, and no new issues or recommendations were included in that testimony. On March 4, 2005, Peoples Gas and North Shore Gas submitted surrebuttal testimony in response to the Staff and intervenor rebuttal testimony. Hearings were held in both utilities' cases on April 18 through April 22 of 2005. At a status hearing on May 5, 2005, the records in both cases were marked "heard and taken" and a briefing schedule was set. Initial briefs are due June 30, 2005, and reply briefs are due August 11, 2005.

Peoples Gas and North Shore Gas previously submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances,

Notes to Consolidated Financial Statements (Unaudited)

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

On September 29, 2004, Peoples Gas and North Shore Gas each filed a motion for summary disposition on the issue of financial hedging. The administrative law judge denied the motion in the Peoples Gas case on January 21, 2005 and in the North Shore Gas case on January 27, 2005. An order from the Commission related to the fiscal 2001 Gas Charge reconciliation proceedings is not expected before the first quarter of fiscal 2006.

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

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for May 18, 2005. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas and North Shore Gas each filed direct testimony on April 1, 2004. A status hearing is scheduled for May 18, 2005. Fiscal 2004 Gas Charge reconciliation cases were initiated on November 10, 2004. Peoples Gas and North Shore Gas each filed direct testimony on April 7, 2005. A status hearing is scheduled for June 14, 2005.

B. Illinois Attorney General and the City of Chicago Lawsuits

On March 21, 2005, the AG and Chicago filed separate lawsuits in the Circuit Court of Cook County, Illinois against the Company and several of its subsidiaries, including Peoples Gas and, in the case of the AG's lawsuit, North Shore Gas. The AG's lawsuit alleges that during the period 1999 to 2002 the Company and four of its subsidiaries engaged in midstream gas transactions with Enron and certain of its affiliates in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Chicago's lawsuit alleges that during the period from 2000 to the present, the Company and three of its subsidiaries engaged in similar transactions in violation of certain consumer protection provisions of the City of Chicago Municipal Code. Both lawsuits seek to impose fines and damages and seek injunctive orders to cease further violations. On April 12, 2005, the Court granted a motion to consolidate the proceedings.

The Company believes that the issues raised in complaints filed by the AG and Chicago are substantially the same as those already under consideration by the Commission in proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 gas costs, as described in Note 7A. The Company believes it has meritorious defenses to the lawsuits. However, at this time, the Company cannot predict the outcome of the lawsuits and has not recorded a liability associated with these contingencies.

C. Class Action

In February 2004 a purported class action was filed in Cook County Circuit Court against the Company and Peoples Gas by Stephen Alport, a Peoples Gas customer, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations made in the suit and intend to vigorously defend against the suit. On September 22, 2004, the Court granted a motion to dismiss all counts against Peoples Gas. On October 21, 2004, the plaintiffs filed an amended complaint against the Company. On November 22, 2004, the Company filed a motion to dismiss the amended

Notes to Consolidated Financial Statements (Unaudited)

complaint. On April 6, 2005, the Court denied the Company's motion in part, by allowing to stand the plaintiffs' claims for violation of the Consumer Fraud and Deceptive Business Practices Act and claims that the Company acted in concert with others to commit a tortious act, and granted the Company's motion in part by dismissing all of the plaintiffs' other claims, though without prejudice to plaintiffs' ability to amend its complaint. Management cannot predict the outcome of this litigation or the potential exposure resulting from it and has not recorded a liability associated with this contingency.

8: OTHER LITIGATION

A. Oil and Gas Production Royalties Dispute

The Oil and Gas Production segment pays royalties and overriding royalties (collectively, royalties) to parties who own the mineral rights on wells operated by the Company. The royalties are computed based upon the amount of oil and gas produced and terms and conditions specified in the royalty agreements, which may provide the recipient with certain rights to review and challenge the royalties received. Pursuant to an audit, a claim was made against the Company by Coates Energy Trust and Coates Energy Interests, Ltd. for underpayment of royalties totaling approximately $2.4 million. In accordance with the royalty agreements (which were assigned to a subsidiary of Peoples Energy Production Company pursuant to an acquisition) the Company was required to pay the claim in December of 2004 while disputing the audit findings. In December 2004, the claimant filed suit in the District Court of Starr County, Texas seeking a declaratory judgment that the $2.4 million is owed to the claimant and that the Company cannot contest the audit's findings. The parties are attempting to resolve the dispute through mediation. The Company believes that the lawsuit and the matters asserted by the claimant are not consistent with the terms of the royalty agreements or applicable laws. The Company intends to vigorously defend the suit and believes, but cannot assure, that it will prevail in this matter and that the amounts will be refunded. Pending resolution of these matters, the Company has not recorded a royalty expense for these claims.

B. Chicago Municipal Tax Audit

In December, 2004, Chicago served Peoples Gas with a Notice of Tax Determination and Assessment alleging that Peoples Gas owes approximately $9.4 million, inclusive of interest and penalties, with respect to Chicago's Natural Gas Occupation Tax for the period January 1, 1998 through June 30, 2002. The Natural Gas Occupation Tax is a tax on gross receipts attributable to distributing, supplying, furnishing or selling gas for use or consumption in Chicago and on gross receipts of all related services. The city's assessment is primarily based on its assertion that the tax applies to various types of midstream gas transactions, an assertion that is not consistent with past practices. Peoples Gas believes the tax does not apply to such transactions because among other things, they involve (1) services related to gas resold before it is consumed, and/or (2) services that are not rendered in connection with distributing, supplying, furnishing or selling gas for use or consumption in Chicago. Peoples Gas believes it has meritorious defenses which it will aggressively assert, but Peoples Gas cannot predict the outcome of the proceeding. No amounts have been recorded for this assessment, pending the outcome of the proceeding.

C. Ford City Incident

On January 12, 2005, an explosion occurred in an underground tunnel beneath a shopping mall parking lot in Chicago. Peoples Gas' facilities were in close proximity to the explosion. The cause of the explosion is not known at this time. Peoples Gas has no knowledge of fatalities or life-threatening injuries. There was property damage to the parking lot, vehicles in the parking lot and several mall stores. The mall was closed until January 17, 2005. The Company has received two lawsuits involving four plaintiffs and notice that seven additional suits may be filed involving ten potential plaintiffs. Peoples Gas has received business interruption claims from three mall businesses and one business located near the mall. At this time, the Company cannot predict the outcome of any pending or potential litigation. Based on the nature and extent of the known damages, management believes that insurance will cover the liability, if any, above Peoples Gas' self-insured retention amount and, accordingly, does not expect that this incident will have a material adverse affect on the financial position or results of operation of the Company or Peoples Gas.

Notes to Consolidated Financial Statements (Unaudited)

9: COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income recorded includes net income plus the effect of unrealized hedge gains or losses on derivative instruments and the effect of the minimum pension liability adjustment. Total comprehensive income for the Company is summarized below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2005	2004	2005	2004
Comprehensive income
Net income	$ 51,172	$ 54,904	$ 73,648	$ 86,255
Other comprehensive income (loss), net of tax
Minimum pension liability adjustment	-	-	(13,609)	-
Unrealized hedge gain or (loss)	(40,466)	(11,417)	(20,447)	(19,750)

Total comprehensive income	$ 10,706	$ 43,487	$ 39,592	$ 66,505

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

The Company follows the procedures specified in SFAS No. 88 to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During the six months of fiscal 2005, as in past fiscal periods, a portion of each plans' PBO was settled by the payment of lump sum benefits, resulting in a settlement cost (credit) under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

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

The Company expects to contribute at least $4.0 million to its pension plans and does not expect to make contributions to its other post-retirement plans for the remainder of fiscal 2005. In the first quarter of fiscal 2005, the Company contributed $1.2 million to its pension plans. No contributions were made in the second quarter.

Notes to Consolidated Financial Statements (Unaudited)

Net pension benefit cost and net postretirement benefit cost (before consideration of capitalized costs) for all plans include the following components:

			Other Postretirement
Three Months Ended March 31,	Pension Benefits		Benefits
(In Millions)	2005	2004	2005	2004
Service cost	$ 4.0	$ 4.5	$ 1.0	$ 1.4
Interest cost	6.8	6.9	2.3	1.9
Expected return on plan assets (gain)	(10.8)	(11.7)	(0.9)	(1.0)
Amortization of:
Net transition (asset) obligation	(0.2)	(0.3)	0.7	0.5
Prior service costs	0.7	0.8	-	-
Net (gain) loss	0.5	0.4	0.5	0.2
Net periodic benefit cost (credit)	1.0	0.6	3.6	3.0

Effect of lump sum settlements upon retirement-restructuring (See Note 4)	1.2	-	-	-
Effect of lump sum settlements upon retirement-other	1.5	2.3	0.4	-
Net benefit cost (credit)	$ 3.7	$ 2.9	$ 4.0	$ 3.0

			Other Postretirement
Six Months Ended March 31,	Pension Benefits		Benefits
(In Millions)	2005	2004	2005	2004
Service cost	$ 7.9	$ 9.0	$ 2.6	$ 2.4
Interest cost	13.6	13.8	4.4	3.8
Expected return on plan assets (gain)	(21.5)	(23.4)	(1.7)	(2.0)
Amortization of:
Net transition (asset) obligation	(0.4)	(0.6)	1.1	1.0
Prior service costs	1.4	1.6	-	-
Net (gain) loss	1.0	0.8	0.9	0.4
Net periodic benefit cost (credit)	2.0	1.2	7.3	5.6

Effect of lump sum settlements upon retirement-restructuring (See Note 4)	9.2	-	-	-
Effect of lump sum settlements upon retirement-other	2.9	4.6	-	-
Curtailment cost-restructuring (See Note 4)	5.1	-	0.4	-
Net benefit cost (credit)	$ 19.2	$ 5.8	$ 7.7	$ 5.6

			Other Postretirement
As of March 31,	Pension Benefits		Benefits
(In Millions)	2005	2004	2005	2004
Amounts recognized in the Company's consolidated
balance sheets consist of:
Prepaid pension cost	$ 149.9	$ 145.6	$ -	$ -
Accrued benefit cost	(56.0)	(40.0)	(48.6)	(34.1)
Intangible asset	22.9	30.5	-	-
Accumulated other comprehensive income	35.7	39.7	-	-
Net amount recognized	$ 152.5	$ 175.8	$ (48.6)	$ (34.1)

Notes to Consolidated Financial Statements (Unaudited)

On December 8, 2003, the president signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Detailed regulations needed to implement the Act were issued in January of 2005 and the Company has recently concluded that the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act. In accordance with FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the FSP), the Company will account for the subsidy as an actuarial experience gain that will reduce the Company's net periodic benefit cost and Accumulated Postretirement Benefit Obligation (APBO). The impact of the Act on the Company's postretirement benefit plan is considered a significant event and a remeasurement of plan assets and obligations was performed as of February 28, 2005. Reduction of the APBO and amortization of the actuarial gain will first impact the Company's accounts in the third quarter of fiscal 2005. The expected impact of the Act on the results of operations and financial condition for fiscal 2005 is a $1.4 million reduction in net periodic benefit cost. Thereafter, a recurring annual reduction of approximately $5.2 million is anticipated. Recognition of the effects of the Act will reduce the Company's APBO by an estimated $34 million. The foregoing estimates are before consideration of capitalized costs and do not consider other possible changes in Plan assumptions unrelated to the Act.

11: SUBSEQUENT EVENTS

The Company's two utilities received approval in April 2005 from the Commission to lower their depreciation rates to reflect longer estimated useful lives of utility plant. Peoples Gas and North Shore Gas are required to file updated depreciation rates with the Commission periodically, and these filings were made in February 2005. The change in rates is estimated to lower fiscal 2005 utility depreciation expense $5 to $7 million. About three-fourths of that impact will be reflected in the fiscal third quarter of 2005, reflecting the cumulative impact from the October 1, 2004 effective date set forth in the Commission order.

Separately, in April 2005 Peoples Gas and North Shore Gas filed for a weather normalization adjustment mechanism with the Commission that, if approved, will reduce the impact of weather volatility both on customer bills as well as Company earnings beginning in October of 2005. In a colder than normal fiscal year, such a mechanism would refund customers the amount of dollars relating to the impact of colder than normal weather on the Company's earnings. In a warmer than normal fiscal year, the mechanism would recover from customers the estimated lost earnings associated with weather. If approved by the Commission, the weather normalization adjustment would be matched with the impact of weather on current billing cycle results. The adjustment will impact only the distribution charge portion of the customer bill, and would be effective for consumption during the months of October through May of each fiscal year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

Net income for the Company's second quarter ended March 31, 2005 was $51.2 million, or $1.34 per diluted share. Fiscal year-to-date net income was $73.6 million, or $1.94 per diluted share. Second quarter results included a pension-related charge of $2.0 million, or $0.03 per share after taxes, resulting from the Company's fiscal year 2004 organizational restructuring as reported in the Company's Form 10-K for fiscal 2004. Year-to-date results included similar charges of $13.2 million, or $0.21 per share after taxes. The tables and discussion below summarize second quarter and fiscal year-to-date highlights as reported in accordance with generally accepted accounting principles (GAAP) and on a non-GAAP basis before the effects of the restructuring:

Three Months Ended March 31,
Ongoing - Before
	Restructuring		Effects of		As Reported
	(non-GAAP)		Restructuring		(GAAP)
(In Thousands)	2005	2004	2005	2004	2005	2004
Operating Income (Loss)	$ 92,701	$ 94,941	$ (1,956)	$ -	$ 90,745	$ 94,941
Net Income (Loss)	$ 52,351	$ 54,904	$ (1,179)	$ -	$ 51,172	$ 54,904
Net Income (Loss) per diluted share	$ 1.37	$ 1.46	$ (0.03)	$ -	$ 1.34	$ 1.46

Six Months Ended March 31,
Ongoing - Before
	Restructuring		Effects of		As Reported
	(non-GAAP)		Restructuring		(GAAP)
(In Thousands)	2005	2004	2005	2004	2005	2004
Operating Income (Loss)	$ 150,321	$ 155,093	$ (13,163)	$ -	$ 137,158	$ 155,093
Net Income (Loss)	$ 81,580	$ 86,255	$ (7,932)	$ -	$ 73,648	$ 86,255
Net Income (Loss) per diluted share	$ 2.15	$ 2.32	$ (0.21)	$ -	$ 1.94	$ 2.32

Management believes that ongoing net income (non-GAAP) and ongoing operating income (non-GAAP) are useful for year over year comparisons since restructuring costs of this magnitude are infrequent and affect the comparability of operating results. Ongoing net income and ongoing operating income are used internally to measure performance against budget and in reports for management and the Board of Directors.

For both the quarter and year-to-date periods, higher operating income in the Company's Retail Energy Services, Power Generation and Midstream Services segments (Midwest-based energy businesses) were more than offset by lower results from the Gas Distribution and Oil and Gas Production segments. Weather was 5% warmer than normal in the quarter and 7% warmer than normal year-to-date, which adversely impacted Gas Distribution segment operating income by approximately $5 million and $11 million, respectively. By comparison, warm weather in fiscal 2004 adversely affected second quarter and year-to-date Gas Distribution segment operating income by $2 million and $7 million, respectively. The Company anticipates a modest level of recovery under its weather insurance program, assuming normal weather for the remainder of the fiscal year. Finally, Corporate costs, excluding restructuring costs (non-GAAP) continued to be significantly lower than a year ago, due primarily to lower labor-related expenses resulting from the fiscal 2004 organizational restructuring.

Despite the success of the organizational restructuring in lowering labor-related costs, as well as another year of significant growth collectively from the Midwest-based energy businesses, the Company will not be able to overcome the approximately $0.20 per share negative effects of the warm winter, as well as shortfalls in its oil and gas production volumes. As a result, the Company has lowered its fiscal 2005 earnings estimate to a range of $2.30 to $2.45 on a GAAP basis, which includes a restructuring costs of approximately $0.22 per share. Absent this charge, the Company currently estimates that ongoing earnings will be in the range of $2.55 to $2.70 per share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company's revised outlook reflects 8% warmer than normal weather for the fiscal year, oil and gas production volumes approximating the prior fiscal year level, and continued growth in operating income from the Company's Midwest-based energy businesses. It also reflects lower depreciation expense in the Gas Distribution segment as described in Note 11, Subsequent Events, to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Income Statement Variations

The Company's revenues and cost of energy sold increased $99.9 million and $95.2 million, respectively, for the three-month period ended March 31, 2005 compared to the same year ago period, and increased $232.4 million and $223.6 million, respectively, for the six-month period due to higher realized commodity prices and increased sales volumes in the Midstream Services and Retail Energy Services segments.

These increases were offset by a 4% and 5% decrease in Gas Distribution deliveries in the three- and six-month periods ended March 31, 2005, respectively, resulting from warmer weather and lower normalized deliveries. In addition, average daily production volumes at the Oil and Gas Production segment were down 19% and 13% for the quarter and six months ended March 31, 2005, respectively.

The Company recorded in the three- and six-month periods ended March 31, 2005, $2.0 million and $13.2 million, respectively, in pension-related charges as part of its organizational restructuring commenced last fall (as described in Note 4 of the Notes to the Consolidated Financial Statements).

Operation and maintenance expense for the three- and six-month periods ended March 31, 2005, excluding environmental costs and the above restructuring-related pension charges of $2.0 million and $13.2 million, decreased $1.1 million (1%) and $4.2 million (2%), respectively. Significant items to note in the three- and six-month periods ended March 31, 2005, compared to the corresponding prior year periods were:

  decreased direct labor costs at Corporate and the Gas Distribution segment of $5.8 million and $10.3 million, as a result of the organizational restructuring;
  increased lease operating expense at the Oil and Gas Production segment aggregating $2.4 million and $3.1 million;
  higher outside services expense of $1.0 million and $1.4 million;
  increased insurance premiums of $0.7 million and $1.3 million;
  higher provision for injuries and damages of $0.7 million and $0.7 million.

Utility environmental costs increased $6.8 million and $11.0 million for the three- and six-month periods ended March 31, 2005, respectively, and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 6 of the Notes to Consolidated Financial Statement for further discussion). These costs are recovered through the utilities' rate mechanism and a like amount is included in revenues, therefore these costs do not affect operating income.

Depreciation, depletion and amortization for the three- and six-month periods decreased $2.0 million and $0.6 million, respectively, mainly resulting from decreased production in the Oil and Gas Production segment.

Taxes, other than income taxes, for the three- and six-month periods increased $4.8 million and $10.1 million, respectively, due to higher revenue taxes in the Gas Distribution segment.

Equity investment income for the three- and six-month periods increased $1.8 million and $2.9 million, respectively, primarily due to results at the Power Generation segment's Elwood Energy LLC (Elwood) facility, which included the Company's portion ($2.2 million) of a reduction in prior period depreciation expense on generating equipment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Interest expense for the three- and six-month periods increased $0.5 million and $0.7 million, respectively, primarily due to higher interest rates, partially offset by lower average seasonal borrowing balances.

Income tax expense for the three- and six-month periods decreased $0.7 million and $5.5 million, respectively, primarily due to lower pre-tax income that was partially offset by a higher effective tax rate.

Segment Discussion

The table below summarizes second quarter and fiscal year-to-date operating results for Peoples Energy's business segments and provides a reconciliation of GAAP and Non-GAAP operating income. See Item 2 - MD&A - Executive Summary for a discussion of management's use of non-GAAP financial measures.

	Three Months Ended March 31,
	Before
	Restructuring		Effects of		As Reported
(In Thousands)	(non-GAAP)		Restructuring		(GAAP)
Operating Income (Loss)	2005	2004	2005	2004	2005	2004
Gas Distribution	$ 74,340	$ 79,210	$ -	$ -	$ 74,340	$ 79,210
Oil and Gas Production	5,177	14,483	-	-	5,177	14,483
Power Generation	2,233	(1,359)	-	-	2,233	(1,359)
Midstream Services	4,572	3,264	-	-	4,572	3,264
Retail Energy Services	9,199	4,820	-	-	9,199	4,820
Corporate and Other	(2,820)	(5,477)	(1,956)	-	(4,776)	(5,477)
Total Operating Income (Loss)	$ 92,701	$ 94,941	$ (1,956)	$ -	$ 90,745	$ 94,941

	Six Months Ended March 31,
	Before
	Restructuring		Effects of		As Reported
(In Thousands)	(non-GAAP)		Restructuring		(GAAP)
Operating Income (Loss)	2005	2004	2005	2004	2005	2004
Gas Distribution	$ 122,078	$ 130,748	$ -	$ -	$ 122,078	$ 130,748
Oil and Gas Production	13,769	23,897	-	-	13,769	23,897
Power Generation	1,268	(2,649)	-	-	1,268	(2,649)
Midstream Services	7,041	6,808	-	-	7,041	6,808
Retail Energy Services	12,462	7,969	-	-	12,462	7,969
Corporate and Other	(6,297)	(11,680)	(13,163)	-	(19,460)	(11,680)
Total Operating Income (Loss)	$ 150,321	$ 155,093	$(13,163)	$ -	$ 137,158	$ 155,093

The Company's financial results and applicable operating statistics by segment are discussed in this section.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Gas Distribution Segment. The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
Margin Data	March 31,		March 31,		Three Months	Six Months
(In Thousands)	2005	2004	2005	2004	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 577,615	$ 525,148	$ 982,491	$ 865,615	$ 52,467	$ 116,876
Commercial	93,889	84,316	156,792	137,663	9,573	19,129
Industrial	17,086	14,513	28,689	22,887	2,573	5,802
Total sales	688,590	623,977	1,167,972	1,026,165	64,613	141,807

Transportation
Residential	12,960	12,872	22,637	22,571	88	66
Commercial	19,345	18,583	33,567	32,362	762	1,205
Industrial	6,951	6,306	12,426	12,113	645	313
Contract pooling	7,551	5,882	11,572	8,221	1,669	3,351
Total transportation	46,807	43,643	80,202	75,267	3,164	4,935

Other Gas Distribution revenues	3,419	3,368	8,422	7,967	51	455

Total Gas Distribution revenues	738,816	670,988	1,256,596	1,109,399	67,828	147,197
Less: Gas costs	488,176	426,132	817,780	681,119	62,044	136,661
Gross margin (1)	250,640	244,856	438,816	428,280	5,784	10,536
Less: Revenue taxes	65,706	61,957	111,670	103,291	3,749	8,379
Environmental costs recovered	14,145	7,303	23,128	12,090	6,842	11,038
Net margin (1)	$ 170,789	$ 175,596	$ 304,018	$ 312,899	$ (4,807)	$ (8,881)

Gas Distribution deliveries (MDth):
Gas sales
Residential	53,764	56,778	88,801	93,993	(3,014)	(5,192)
Commercial	9,131	9,553	14,924	15,866	(422)	(942)
Industrial	1,759	1,744	2,905	2,799	15	106
Total gas sales	64,654	68,075	106,630	112,658	(3,421)	(6,028)

Transportation
Residential	9,110	9,643	15,327	16,317	(533)	(990)
Commercial	17,715	18,244	30,204	31,271	(529)	(1,067)
Industrial	7,802	7,847	13,964	14,454	(45)	(490)
Total transportation	34,627	35,734	59,495	62,042	(1,107)	(2,547)

Total Gas Distribution deliveries	99,281	103,809	166,125	174,700	(4,528)	(8,575)

Gross margin per Dth delivered	$ 2.52	$ 2.36	$ 2.64	$ 2.45	$ 0.16	$ 0.19

Net margin per Dth delivered	$ 1.72	$ 1.69	$ 1.83	$ 1.79	$ 0.03	$ 0.04

Average cost per Dth of gas sold	$ 7.55	$ 6.26	$ 7.67	$ 6.05	$ 1.29	$ 1.62

Actual heating degree days (HDD)	3,080	3,195	5,163	5,310	(115)	(147)
Normal heating degree days (2)	3,254	3,276	5,533	5,555

Actual heating degree days as a percent
of normal (actual/normal)	95	98	93	96

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Revenues for the Gas Distribution segment for the three- and six-month periods ended March 31, 2005 increased $67.8 million and $147.2 million, respectively, compared to the same year ago periods, primarily due to the impact on revenues of higher gas prices ($84.5 million and $179.0 million). Partially offsetting this effect were decreases in deliveries due primarily to weather ($22.5 million and $25.0 million, respectively). Weather for the three- and six-month periods ended March 31, 2005, was 4% and 3% warmer, respectively, compared to the same year ago periods.

Operating income for the three- and six-month periods ended March 31, 2005 decreased $4.9 million (6%) and $8.7 million (7%), respectively, compared with the same year ago periods due mainly to the effects of weather ($3.0 million and $4.0 million) and lower normalized deliveries ($2.0 million and $5.0 million). Operating income for the three- and six-month periods was favorably impacted by decreased labor costs related to the organizational restructuring ($3.6 million and $6.4 million, respectively), largely offset by increases in other operating expenses not individually significant.

In fiscal 2005, the Company lowered its bad debt provision rate from 2.5% to 2.25% based on improved experience and credit collection results in 2004. However, the Company expects bad debt expense will remain about flat compared to last year's amount on an absolute basis due to higher revenues resulting from higher gas prices. Overall, Peoples Gas and North Shore Gas believe their reserves for uncollectible accounts are adequate given what is known at this time. The reserves for uncollectible accounts remain estimates and could require future adjustments. The following table summarizes customer receivable statistics for Peoples Gas and North Shore Gas combined.

	Gas Distribution
	Accounts Receivable Balance
	At March 31,	At September 30,	At March 31,
(Dollars in Millions)	2005	2004	2004
Current	$ 282.5	$ 62.6	$ 237.9
30-89 days	112.2	20.9	107.0
90-149 days	18.1	19.2	19.3

150 days - active	8.8	14.3	10.5
150 days - terminated	11.9	32.1	17.7
Total 150 days	20.7	46.4	28.2

Accounts receivable	$ 433.5	$ 149.1	$ 392.4

Reserve balance	$ 33.5	$ 27.5	$ 33.0
Reserve to accounts receivable ratio	7.7%	18.4%	8.4%
Reserve to 90 days +	86.3%	41.9%	69.5%
Days sales outstanding	97.4	36.7	94.7

Oil and Gas Production Segment. Revenues for the three- and six-month periods ended March 31, 2005 decreased $7.1 million and $6.6 million, respectively, compared with the same periods last year. Operating income for the three- and six-month periods decreased $9.3 million (64%) and $10.1 million (42%), respectively, compared with the year ago periods. The decreases in revenue and operating income are due mainly to lower production volumes, partially offset by higher net realized commodity prices (up 3.6%) in the six-month period. On an equivalent basis, average daily production volumes fell 19% and 13% compared to the prior year three- and six-month periods due to ongoing timing delays associated with the drilling program, pipeline curtailments, equipment downtime and well performance issues. For the three- and six-month periods ended March 31, 2005 , increases in lease operating expenses ($2.4 million and $3.1 million, respectively), higher production taxes (associated with higher wellhead gas prices) and lower equity investment income from the Company's investment in EnerVest Energy, L.P. (EnerVest) (decreases of $1.2 million and $0.2 million, respectively) reduced operating income. The

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

increase in lease operating expense (LOE) is due to increased compression costs, increased cost of goods and services and an accrual of nearly $1 million due to a change in the methodology in recording LOE. These negative impacts on operating income were partially offset by lower DD&A and exploration expense in the three- and six-month periods ended March 31, 2005 compared to the same year ago periods.

The following table summarizes hedges in place for the remainder of fiscal 2005 and 2006 for the Oil and Gas Production segment as of April 1, 2005 (date of information used in the Company's earnings release).

	Remaining
	Fiscal 2005	Fiscal 2006
Gas hedges in place (MMbtus)	11,662,000	17,055,000
Gas hedges as a percent of estimated fiscal production (1)	85-90%	65-70%
Percent of gas hedges that are swaps	42%	63%
Average swap price ($/MMbtu)	$ 4.44	$ 5.02
Percent of gas hedges that are no cost collars	58%	37%
Weighted average floor price ($/MMbtu)	$ 4.57	$ 4.34
Weighted average ceiling price ($/MMbtu)	$ 5.45	$ 5.56
Oil hedges in place (MBbls)	229	365
Oil hedges as a percent of estimated fiscal production (1)	85-90%	70-75%
Average hedge price ($/Bbl)	$ 28.77	$ 28.26

(1) Based on expected production for fiscal 2005 and assumes fiscal 2006 production is flat with fiscal 2005 levels.

The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Total production - gas equivalent (MMcfe)(1)	6,003	7,529	12,504	14,440
Daily average gas production (MMcfd)	59.1	73.2	60.8	69.7
Daily average oil production (MBd)	1.3	1.6	1.3	1.5
Daily average production - gas equivalent (MMcfed)(1)	66.7	82.7	68.7	78.9
Gas production as a percentage of total production	89	88	89	88
Percent of production hedged during the period - gas	95	92	95	86
Percent of production hedged during the period - oil	96	78	89	72
Net realized gas price received ($/Mcf)	$ 4.62	$ 4.64	$ 4.52	$4.40
Net realized oil price received ($/Bbl)	$ 26.94	$ 26.66	$ 28.56	$ 25.82
Depreciation, depletion and amortization rate ($/Mcfe)(2)	$ 1.83	$ 1.69	$ 1.88	$ 1.69
Average lease operating expense ($/Mcfe)	$ 0.90	$ 0.40	$ 0.67	$ 0.37
Average production taxes ($/Mcfe)	$ 0.50	$ 0.32	$ 0.47	$ 0.30

  Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

  2005 increase due to creation of additional DD&A pools and production mix and the addition of unproved capital and costs associated with the development of unproved reserves.

Power Generation Segment. Operating income totaled $2.2 million and $1.3 million on a quarter and year-to-date basis, respectively, improvements of $3.6 million and $3.9 million from the year-ago periods. The increases primarily reflect the impact of lower depreciation expense on equity investment income for the Elwood power generation facility. In connection with its fiscal 2004 year-end audit, the Elwood partnership determined that depreciation expense related to current and prior periods should be adjusted, primarily to recognize greater salvage value of its generating equipment. This adjustment positively impacted year-to-date results by $2.6 million, of which $2.2 million related to prior periods. Most of the capacity revenues in the Power Generation segment are recognized in the June and September periods, resulting in lower operating income for that segment during the first two fiscal quarters.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This segment is engaged in the development of power generation sites. The costs of activities related to these sites are either expensed as incurred or are capitalized as specific site development assets, as appropriate. At March 31, 2005, $10.1 million related to this activity was capitalized or deferred as investments.

The electric capacity of Elwood has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc. (Aquila). Effective December 31, 2004, the contract with Engage terminated and the related electric capacity is being purchased by Exelon. In August 2004, Standard & Poor's Rating Services (S&P) upgraded Aquila's senior unsecured debt rating to B-. In September 2004, Moody's Investor Services (Moody's) upgraded Aquila's senior unsecured debt rating to B2 with a stable outlook. S&P and Moody's ratings on Elwood's bonds remain at B+ with a negative outlook and Ba2 with a stable outlook, respectively. As a result of earlier downgrading in Aquila's credit ratings, Aquila provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.6 million. The letters of credit and the cash escrow agreement were both recently renewed and expire in March of 2006. In the event Aquila does not fulfill its payment obligations or terminates its PSAs and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its PSAs, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment. Revenues for the three- and six-month periods ended March 31, 2005 increased $36.5 million and $80.0 million, respectively, compared to the year-ago periods due to higher commodity prices and increased wholesale and hub volumes. Operating income for the three- and six-month periods increased $1.3 million (40%) and $0.2 million (3%), respectively, compared with the year-ago periods. The three-month increase was due primarily to higher results from the hub, which benefit from greater winter/summer commodity price differentials and wholesale marketing activities due to increased volumes. The following table summarizes operating statistics for the Midstream Services segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Wholesale volumes sold (MDth)	17,751	17,382	32,243	29,457
Hub volumes delivered (MDth)	8,772	7,820	15,517	12,401
Number of hub customers	18	19	21	24

Retail Energy Services Segment. Revenues for the three- and six-month periods ended March 31, 2005 increased $28.4 million and $58.3 million, respectively, compared with the year-ago periods primarily due to higher gas prices and higher gas volumes (8% and 7% for the three- and six-month periods, respectively). Operating income increased by $4.4 million (91%) and $4.5 million (56%) in the second quarter and fiscal year-to-date, respectively, due to higher gas margins and increased gas volumes, while operating costs were essentially flat. Relevant operating statistics are summarized in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands, Except Customers)	2005	2004	2005	2004
Gas sales sendout (MDth)	20,654	19,148	35,442	33,113
Number of gas customers	24,473	24,206	24,473	24,206
Electric sales sendout (Mwh)	331	240	664	492
Number of electric customers	2,003	1,647	2,003	1,647

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

New Accounting Standards

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-based Payment" (SFAS 123 (R)), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that the employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123 (R) is effective as of the first annual reporting period that begins after June 15, 2005. In addition, the SEC issued Staff Accounting Bulletin 107 (SAB 107) on March 29, 2005, to provide public companies with additional guidance in applying the provisions of SFAS 123 (R). The Company is evaluating the impact of SFAS 123 (R) and SAB 107 on accounting for its compensation plans, but does not expect either to significantly affect the Company's financial condition or results of operations.

On April 4, 2005, the FASB issued FASB Staff Position No. 19-1, "Accounting for Suspended Well Costs" (FSP 19-1). Among other provisions, FSP 19-1 amends SFAS 19 with respect to the continued capitalization of exploratory well costs after the completion of drilling but prior to determining whether the well has found proved reserves. The Company will adopt FSP 19-1 in the third quarter of fiscal 2005 and does not expect the requirements of FSP 19-1 will have a significant effect on the financial condition or results of operations of the Company.

On March 30, 2005, the FASB issued FASB FIN 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 states that the term conditional asset retirement obligation refers to an unconditional, legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are uncertain and conditional on a future event. If sufficient information exists for fair value measurement of the obligation, FIN 47 requires the entity to recognize a liability when incurred. The Company will adopt FIN 47 in the first quarter of fiscal 2006 and does not expect the requirements of FIN 47 will have a significant effect on the financial condition or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

Six Months Ended March 31,
(In Thousands)	2005	2004
Net cash provided by (used in) operating activities	$ 233,319	$ 210,250
Net cash provided by (used in) investing activities	$ (67,182)	$ (90,309)
Net cash provided by (used in) financing activities	$ (80,590)	$ (74,140)

Cash provided by operating activities remained relatively consistent for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004, except for the effect of higher gas prices driving up customer receivable balances and increasing the inventory replenishment liability (temporary LIFO liquidation credit) and accounts payable. Net cash used in investing activities decreased due primarily to a decline in capital spending,

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

offset by an increase in temporary investments. Capital spending in the fiscal 2004 period included approximately $35 million in acquisitions of certain oil and gas properties located in Texas. The net cash used in financing activities for the current period as compared to the prior period was relatively flat, with no issuances of common stock in connection with the continuous equity offering program in fiscal 2005.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at March 31, 2005 increased $227.4 million as compared to September 30, 2004 primarily due to the seasonal increase in the Gas Distribution and Retail Energy Services segments' customer accounts receivables, and increased cash and cash equivalents. These items were offset, in part, by normal seasonal use of gas inventory. The Company's increase in current liabilities was driven primarily by seasonal items, including increases in an inventory replenishment liability (temporary LIFO liquidation credit) and accounts payable. These items were partially offset by a decline in commercial paper. The Company's capitalization increased as a result of common stock issued primarily through its Direct Purchase and Investment and Long-Term Incentive Compensation plans.

Total assets at March 31, 2005 increased $159.7 million compared to March 31, 2004. The Company's inventory increase can be attributed to higher inventory volume primarily in the Midstream Services segment. Increases in utility customer accounts receivable balances are primarily a result of the impact on utility revenues of higher gas prices. Cash and cash equivalents and short-term investments have increased as a result of favorable net changes to working capital and due to the timing of capital expenditures in the Oil and Gas Production segment. Noncurrent regulatory assets and deferred credits and other liabilities reflect increases primarily in environmental costs. The Company's capitalization increased as a result of refinancing a portion of short-term debt with long-term debt and common stock issuances primarily through its Direct Purchase and Investment and Long-Term Incentive Compensation Plans.

Changes in Debt Securities

As part of its continuing program to reduce long-term financing costs and manage interest rate risk, in January of 2005, Peoples Gas entered into agreements to issue $50 million principal amount of Series RR first mortgage bonds due June 1, 2035. The bonds will be issued on or about June 1, 2005 and will initially be in Term Rate mode at a rate of 4.30% until June 1, 2016. Proceeds from the issuance of the Series RR bonds will be used to redeem $50 million principal amount of its Series FF first mortgage bonds at a price of 102% of principal, plus accrued interest as soon as practical following issuance of the Series RR first mortgage bonds.

Financial Sources

In addition to cash generated internally by operations, as of March 31, 2005, the Company had committed credit facilities of $425.0 million (Peoples Energy, $225.0 million; Peoples Gas, $200.0 million). These various facilities primarily support the Company's ability to borrow using commercial paper. As of March 31, 2005, all of Peoples Energy's and Peoples Gas' facilities were available. The Peoples Energy credit facilities expire in March 2007 and are expected to be renewed.

North Shore Gas intends to meet its future short-term borrowing requirements through loans from Peoples Energy or Peoples Gas. The banks that are party to Peoples Gas' syndicated facility are ABN AMRO Bank, N.V. (Agent), Harris Nesbitt Financing, Inc., JPMorgan Chase Bank, The Northern Trust Company, Sumitomo Mitsui Banking Corporation, KBC Bank N.V., U.S. Bank National Association, The Bank of New York, Merrill Lynch Bank USA and Fifth Third Bank (Chicago). The Peoples Gas credit facilities expire in August 2005 and are expected to be renewed.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company's and Peoples Gas' credit facilities contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65%. At March 31, 2005, the Company's ratio of total debt-to-total debt plus equity was 50.5%, essentially unchanged from a year ago and reflecting peak seasonal working capital requirements in the Gas Distribution, Midstream Services, and Retail Energy Services segments. The current debt-to-total capital ratio for Peoples Gas is 44%.

In addition to the committed credit facilities discussed above, the Company has an uncommitted line of credit and letter of credit backup of $25.0 million, of which $24.5 million was unused as of March 31, 2005. Peoples Gas and North Shore Gas also have the authority to borrow up to $150.0 million and $50.0 million, respectively, from Peoples Energy. As of March 31, 2005, Peoples Gas and North Shore Gas had no loans outstanding from Peoples Energy.

Peoples Gas and North Shore Gas also have the ability to loan between themselves as utilities up to $50.0 million. As of March 31, 2005, no loans were outstanding between Peoples Gas and North Shore Gas.

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

	Three Months Ended		Six Months Ended
	March 31, 2005		March 31, 2005
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars
Shares outstanding - beginning of period	37,867,547	$ 386,234	37,733,894	$ 381,168
Shares issued:
Employee Stock Purchase Plan	-	-	5,924	238
Long-Term Incentive Compensation
Plan - net	41,315	1,520	108,620	3,798
Directors Deferred Compensation Plan	3,971	151	3,971	151
Direct Purchase and Investment Plan	55,663	2,378	116,087	4,928
Total activity for the period	100,949	4,049	234,602	9,115

Shares outstanding - end of period	37,968,496	$ 390,283	37,968,496	$ 390,283

Financial Uses

Capital Spending. In the six-month period ended March 31, 2005, the Company spent $68.1 million on capital projects. The Gas Distribution segment spent $35.1 million on property, plant and equipment of which $31.4 million was spent by Peoples Gas and $3.7 million was spent by North Shore Gas. The majority of the remaining $33.0 million was spent by the Oil and Gas Production segment, which spent $31.6 million on drilling projects and the exploitation of existing assets. Management currently estimates that capital spending for fiscal 2005 will total approximately $165 to $175 million with about $75 to $80 million for the Oil and Gas Production segment and most of the remaining balance targeted for the Gas Distribution segment. In April 2005, the Oil and Gas Production segment acquired properties in South Texas for approximately $6 million that are expected to provide future drilling opportunities.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Dividends. On February 4, 2005, the Company's Board of Directors voted to raise the regular quarterly dividend on the Company's common stock from 54 cents per share to 54 1/2 cents per share. The first payment at this new level was made on April 15, 2005 to shareholders of record at the close of business on March 22, 2005.

Commitments, Contractual Obligations and Uncertainties

Off-balance Sheet Arrangements. Off-balance sheet debt at March 31, 2005 and 2004 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples District Energy Company (Trigen-Peoples) ($14.8 million and $15.2 million), EnerVest ($2.5 million and $2.7 million) and Elwood ($176.2 million and $184.0 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $53.0 million in guarantees and $8.6 million in letters of credit at March 31, 2005.

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

Gas Charge Reconciliation Proceedings. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2004, 2003, 2002 and 2001 costs are currently pending before the Commission. In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas reconciliation proceedings. On March 21, 2005, the AG and Chicago filed separate lawsuits against the Company and several of its subsidiaries alleging violations against its customers under certain state and city regulations, respectively. (See Note 7 of the Notes to Consolidated Financial Statements.)

Other Litigation. See Note 8 of the Notes to Consolidated Financial Statements for discussions regarding proceedings related to a municipal tax audit conducted by the City of Chicago, proceedings related to a royalty dispute of the Oil and Gas Production segment and proceedings related to the Ford City incident.

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 2005, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $85.7 million.

Peoples District Energy Corporation owns a 50% equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential Insurance Company of America related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At March 31, 2005, the partners' capital account was $7.3 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters starting with the most recent quarter were 1.96 to 1.0, 2.02 to 1.0, 1.97 to 1.0, and 1.85 to 1.0.

Peoples Energy Resources Company, LLC owns a 50% equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 5, 2005 the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS

The financial results of Peoples Gas and North Shore Gas are reported primarily within the Gas Distribution segment. A portion of each companies' results are included in the Corporate and Other segment, while Peoples Gas' hub activity is included in the Midstream Services segment. Operating income (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	The Peoples Gas Light and Coke Company				North Shore Gas Company
	Gas	Midstream			Gas
(In Thousands)	Distribution	Services	Corporate	Total	Distribution	Corporate	Total
For the Three Months Ended
March 31, 2005 (GAAP)	$ 63,207	$ 2,912	$ (3,325)	$ 62,794	$ 12,628	$ (282)	$ 12,346
March 31, 2005 (non-GAAP) (1)	63,207	2,912	(1,813)	64,306	12,628	(242)	12,386
March 31, 2004	66,851	2,350	(3,834)	65,367	13,175	(485)	12,690

For the Six Months Ended
March 31, 2005 (GAAP)	$ 102,606	$ 4,847	$ (12,295)	$ 95,158	$ 20,771	$ (1,071)	$ 19,700
March 31, 2005 (non-GAAP) (2)	102,606	4,847	(3,828)	103,625	20,771	(510)	20,261
March 31, 2004	110,682	3,174	(5,991)	107,865	21,449	(758)	20,691

(1) 2005 ongoing income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of a pension expense related restructuring costs of $1.5 million and $0.04 million at Peoples Gas and North Shore Gas, respectively. See Item 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of 2005 GAAP and non-GAAP earnings.

(2) 2005 ongoing income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of a pension expense related restructuring costs of $8.5 million and $0.6 million at Peoples Gas and North Shore Gas, respectively. See Item 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of 2005 GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas' and North Shore Gas' information included in Liquidity and Capital Resources and in the Company's Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion

GAAP net income for Peoples Gas for the three and six months ended March 31, 2005 was $35.6 million and $52.9 million, respectively, compared to $37.9 million and $61.1 million for the three and six months ended March 31, 2004, respectively. Excluding pension-related charges ($0.9 million and $5.1 million, after tax for the three and six months ended March 31, 2005) resulting from the fiscal year 2004 organizational restructuring, on-going net income (non-GAAP) at Peoples Gas for the three and six months ended March 31, 2005 was $36.5 million and $58.0 million, respectively.

Revenues for the three- and six-month periods ended March 31, 2005 increased $55.2 million and $118.4 million, respectively, compared with the same year ago periods. The main reason for the increase was due to the impact on revenues of higher gas prices ($67.0 million and $143.5 million). Partially offsetting these effects were lower revenues resulting from a decrease in deliveries due to weather ($19.0 million and $22.0 million) that was 4% and 3% warmer compared with the same year-ago periods, respectively. GAAP operating income for the three- and

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

six-month periods ended March 31, 2005 decreased $2.6 million and $12.7 million, respectively, compared with the same year-ago periods. The decreases were primarily due to lower deliveries resulting from warmer weather ($2.5 million and $3.5 million) and lower normalized deliveries ($2.0 million and $5.0 million), and due to the restructuring-related pension charge ($1.5 million and $8.5 million). Operating income for the three-and six- month periods was favorably impacted by decreased labor costs related to the organizational restructuring ($3.1 million and $5.7 million, respectively).

Interest expense for the three- and six-month periods increased $1.0 million and $1.4 million, respectively, compared with the same year ago periods primarily due to higher interest rates, partially offset by lower average seasonal borrowing balance.

North Shore Gas Discussion

GAAP net income for North Shore Gas for the three and six months ended March 31, 2005 was $7.1 million and $11.2 million, respectively, compared to $7.4 million and $11.8 million for the three and six months ended March 31, 2004, respectively. Excluding pension-related charges ($20 thousand and $0.3 million, after tax for the three and six months ended March 31, 2005) resulting from the fiscal year 2004 organizational restructuring, on-going net income (non-GAAP) at North Shore Gas for the three and six months ended March 31, 2005 was $7.1 million and $11.5 million, respectively.

Revenues for the three- and six-month periods ended March 31, 2005 increased $13.9 million and $30.1 million, respectively, compared with the previous periods. The main reason for the increase was due to the impact on revenues of higher gas prices ($17.5 million and $35.5 million). Partially offsetting these effects was lower revenues resulting from decrease in deliveries due to weather ($3.5 million and $3.5 million) that was 4% and 3% warmer compared with the same year ago periods, respectively. GAAP operating income for the three- and six-month periods ended March 31, 2005 decreased $0.3 million and $1.0 million, respectively, compared with the same year-ago periods. The decreases were primarily due to lower deliveries resulting from warmer weather ($0.5 million and $0.5 million) and, for the six-month period, the restructuring-related pension charge of $0.6 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
Margin Data	March 31,		March 31,		Three Months	Six Months
(In Thousands)	2005	2004	2005	2004	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 486,740	$ 445,439	$ 827,716	$ 735,383	$ 41,301	$ 92,333
Commercial	78,431	70,777	131,251	116,141	7,654	15,110
Industrial	13,096	11,137	22,265	17,714	1,959	4,551
Total sales	578,267	527,353	981,232	869,238	50,914	111,994

Transportation
Residential	12,349	12,231	21,542	21,419	118	123
Commercial	16,970	16,274	29,397	28,267	696	1,130
Industrial	6,121	5,477	10,848	10,536	644	312
Contract pooling	6,861	5,263	10,535	7,422	1,598	3,113
Total transportation	42,301	39,245	72,322	67,644	3,056	4,678

Other Gas Distribution revenues	3,291	3,106	6,879	7,370	185	(491)

Total Gas Distribution revenues	623,859	569,704	1,060,433	944,252	54,155	116,181
Less: Gas costs	403,722	355,547	676,155	569,497	48,175	106,658
Gross margin (1)	220,137	214,157	384,278	374,755	5,980	9,523
Less: Revenue taxes	59,508	56,056	101,163	93,517	3,452	7,646
Environmental costs recovered	13,337	6,767	21,943	11,133	6,570	10,810
Net margin (1)	$ 147,292	$ 151,334	$ 261,172	$ 270,105	$ (4,042)	$ (8,933)

Gas Distribution deliveries (MDth):
Gas sales
Residential	44,645	47,246	73,599	78,219	(2,601)	(4,620)
Commercial	7,522	7,867	12,321	13,144	(345)	(823)
Industrial	1,323	1,299	2,214	2,104	24	110
Total gas sales	53,490	56,412	88,134	93,467	(2,922)	(5,333)

Transportation
Residential	8,751	9,259	14,718	15,659	(508)	(941)
Commercial	15,141	15,616	25,816	26,745	(475)	(929)
Industrial	6,242	6,218	10,952	11,340	24	(388)
Total transportation	30,134	31,093	51,486	53,744	(959)	(2,258)

Total Gas Distribution deliveries	83,624	87,505	139,620	147,211	(3,881)	(7,591)

Gross margin per Dth delivered	$ 2.63	$ 2.45	$ 2.75	$ 2.55	$ 0.18	$ 0.20

Net margin per Dth delivered	$ 1.76	$ 1.73	$ 1.87	$ 1.83	$ 0.03	$ 0.04

Average cost per Dth of gas sold	$ 7.55	$ 6.30	$ 7.67	$ 6.09	$ 1.25	$ 1.58

Actual heating degree days (HDD)	3,080	3,195	5,163	5,310	(115)	(147)
Normal heating degree days (2)	3,254	3,276	5,533	5,555

Actual heating degree days as a percent
of normal (actual/normal)	95	98	93	96

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
North Shore Gas Company
Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
Margin Data	March 31,		March 31,		Three Months	Six Months
(In Thousands)	2005	2004	2005	2004	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$ 90,875	$ 79,709	$ 154,775	$ 130,232	$ 11,166	$ 24,543
Commercial	15,458	13,539	25,541	21,522	1,919	4,019
Industrial	3,990	3,376	6,424	5,173	614	1,251
Total sales	110,323	96,624	186,740	156,927	13,699	29,813

Transportation
Residential	611	641	1,095	1,152	(30)	(57)
Commercial	2,375	2,309	4,170	4,095	66	75
Industrial	830	829	1,578	1,577	1	1
Contract pooling	690	619	1,037	799	71	238
Total transportation	4,506	4,398	7,880	7,623	108	257

Other Gas Distribution revenues	318	262	623	597	56	26

Total Gas Distribution revenues	115,147	101,284	195,243	165,147	13,863	30,096
Less: Gas costs	84,454	70,585	141,625	111,622	13,869	30,003
Gross margin (1)	30,693	30,699	53,618	53,525	(6)	93
Less: Revenue taxes	6,198	5,901	10,507	9,774	297	733
Environmental costs recovered	808	536	1,185	957	272	228
Net margin (1)	$ 23,687	$ 24,262	$ 41,926	$ 42,794	$ (575)	$ (868)

Gas Distribution deliveries (MDth):
Gas sales
Residential	9,119	9,532	15,202	15,774	(413)	(572)
Commercial	1,609	1,686	2,603	2,722	(77)	(119)
Industrial	436	445	691	695	(9)	(4)
Total gas sales	11,164	11,663	18,496	19,191	(499)	(695)

Transportation
Residential	359	384	609	658	(25)	(49)
Commercial	2,574	2,628	4,388	4,526	(54)	(138)
Industrial	1,560	1,629	3,012	3,114	(69)	(102)
Total transportation	4,493	4,641	8,009	8,298	(148)	(289)

Total Gas Distribution deliveries	15,657	16,304	26,505	27,489	(647)	(984)

Gross margin per Dth delivered	$ 1.96	$ 1.88	$ 2.02	$ 1.95	$ 0.08	$ 0.07

Net margin per Dth delivered	$ 1.51	$ 1.49	$ 1.58	$ 1.56	$ 0.02	$ 0.02

Average cost per Dth of gas sold	$ 7.56	$ 6.05	$ 7.66	$ 5.82	$ 1.51	$ 1.84

Actual heating degree days (HDD)	3,080	3,195	5,163	5,310	(115)	(147)
Normal heating degree days (2)	3,254	3,276	5,533	5,555

Actual heating degree days as a percent
of normal (actual/normal)	95	98	93	96

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

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management's expectations and outlook for earnings, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

•adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases;

•the future health of the United States and Illinois economies;

•the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, interest expense and earnings from the oil and gas production segment;

•adverse resolution of material litigation;

•effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;

•regulatory developments in the United States, Illinois and other states where the Company does business;

•changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;

•the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;

•operational factors affecting the Company's Gas Distribution, Oil and Gas Production and Power Generation segments;

•Aquila's financial ability to perform under its PSAs with Elwood;

•drilling and production risks and the inherent uncertainty of oil and gas reserve estimates;

•weather related energy demand; and

•terrorist activities.

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

As disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2004, in connection with the evaluation and audit of the Company's consolidated financial statements for fiscal year 2004, we reported to our audit committee and our independent auditors a material weakness in our internal controls that existed during 2004 and prior periods. The weakness related to ineffective account reconciliations between the detailed customer billing records and the general ledger accounting systems of the Company's two Gas Distribution utilities, Peoples Gas and North Shore Gas. The Company, Peoples Gas and North Shore Gas devoted significant resources and initiated corrective actions that addressed these deficiencies in internal controls. Corrective actions the companies implemented in the period covered by this report on Form 10-Q included a daily cash reconciliation between companies and systems, additional activity automatically interfaced between the systems, a more detailed recording and review of billing adjustments and continued training of personnel involved in the various processes. Management believes these actions have remediated the material weakness in internal controls.

Part II - Other Information

Item 1. Legal Proceedings

See Note 6 of the Notes to Consolidated Financial Statements - Environmental Matters for a discussion pertaining to environmental matters, Note 7 of the Notes to Consolidated Financial Statements - Gas Charge Reconciliation Proceedings and Other Matters pertaining to proceedings at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas, and Note 8 of the Notes to Consolidated Financial Statements - Other Litigation for a discussion of other events and proceedings, which notes are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Peoples Energy Corporation:

a.	Peoples Energy held its Annual Meeting of Shareholders on February 25, 2005.

b.	The following matters were voted upon at the Annual Meeting of Shareholders.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The Inspectors of Election certified the following vote tabulations:

	FOR	WITHHELD
Keith E. Bailey. . . . . . . . . . . . . . . . .	31,935,603	563,699
James R. Boris . . . . . . . . . . . . . . . . .	31,885,542	617,806
William J. Brodsky . . . . . . . . . . . . .	31,881,398	187,725
Pastora San Juan Cafferty . . . . . . . .	31,877,901	631,310
Diana S. Ferguson. . . . . . . . . . . . . . .	31,907,878	597,667
John W. Higgins . . . . . . . . . . . . . . .	31,855,558	645,660
Dipak C. Jain . . . . . . . . . . . . . . . . .	31,422,597	1,080,051
Michael E. Lavin . . . . . . . . . . . . . . .	31,827,422	674,092
Homer J. Livingston, Jr. . . . . . . . . . .	31,842,007	658,924
Thomas M. Patrick . . . . . . . . . . . . . .	31,849,481	651,060
Richard P. Toft . . . . . . . . . . . . . . . . .	31,836,836	663,924
Arthur R. Velasquez . . .. . . . . . . . . .	31,849,162	659,566

	2.

A Shareholder proposal requesting that the Board of Directors redeem the shareholder rights plan that was adopted in 1996 was approved. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,585,283	2,696,866	2,129,128	11,091,816

Part II - Other Information

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

Peoples Energy Corporation
(Registrant)

May 10, 2005	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

May 10, 2005	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

May 10, 2005	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer