Form 10-K
period 2005-09-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2005-12-12
CIK 77388, 110101, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2005 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

IRS Employer
Commission	Exact Name of Registrant as Specified in Charter, State of Incorporation,	Identification
File Number	Address of Principal Executive Office and Telephone Number	Number

1-5540	PEOPLES ENERGY CORPORATION	36-2642766
(an Illinois Corporation) 130 East Randolph Drive, 24th Floor Chicago, Illinois 60601-6207 Telephone (312) 240-4000

2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
(an Illinois Corporation) 130 East Randolph Drive, 24th Floor Chicago, Illinois 60601-6207 Telephone (312) 240-4000

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(an Illinois Corporation) 130 East Randolph Drive, 24th Floor Chicago, Illinois 60601-6207 Telephone (312) 240-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Peoples Energy Corporation Common Stock, without par value	New York Stock Exchange, Chicago Stock Exchange, and Pacific Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Peoples Energy Corporation	Yes [x] No [ ]

The Peoples Gas Light and Coke Company	Yes [ ] No [x]

North Shore Gas Company	Yes [ ] No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Peoples Energy Corporation	Yes [ ] No [x]

The Peoples Gas Light and Coke Company	Yes [ ] No [x]

North Shore Gas Company	Yes [ ] No [x]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Peoples Energy Corporation	Yes [x] No [ ]

The Peoples Gas Light and Coke Company	Yes [ ] No [x]

North Shore Gas Company	Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Peoples Energy Corporation	Yes [ ] No [x]

The Peoples Gas Light and Coke Company	Yes [x] No [ ]

North Shore Gas Company	Yes [x] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of the last business day of the registrant’s most recently completed second fiscal quarter:

Peoples Energy Corporation	Approximately $1.6 billion computed on the basis of the closing market price of $41.92 for a share of Common Stock on March 31, 2005.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date (November 30, 2005):

Peoples Energy Corporation
Common Stock, no par value, 38,274,455 shares outstanding

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

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Portions of the Company’s Notice of Annual Meeting and Proxy Statement to be filed on or about January 6, 2006	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

WHERE TO FIND MORE INFORMATION
Peoples Energy Corporation makes available through its Web site, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s Web site address is http://www.PeoplesEnergy.com.

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

Units of Measure

Bbl	Barrel
Bcf	Billion cubic feet
Bcfe*	Billion cubic feet of gas equivalent
Btu	British thermal unit
Dth	1 dekatherm = 10 therms
MBbls	Thousand barrels
MBd	Thousand barrels per day
Mcf	Thousand cubic feet
MDth	Thousand dekatherms
Mcfe*	Thousand cubic feet of gas equivalent
MMbtu	Million British thermal units
MMcfe*	Million cubic feet of gas equivalent
MMcfd	Million cubic feet of gas per day
MMcfed*	Million cubic feet of gas equivalent per day
Mwh	Megawatt-hour
Therm	100,000 Btu (approximately 100 cubic feet)

*	denotes that oil reserves have been converted to their cubic feet equivalents at a rate of 6 Mcf per barrel

Abbreviations

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Chicago	City of Chicago, Illinois
Commission	Illinois Commerce Commission
DD&A	Depreciation, depletion and amortization
DDC Plan	Directors Deferred Compensation Plan
DSOP	Directors Stock and Option Plan
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
LIFO	Last-in, first-out
LTIC	Long-Term Incentive Compensation
MD&A	Management’s Discussion and Analysis of Results of Operations and Financial Condition
NYMEX	New York Mercantile Exchange
PRP	Potentially Responsible Party
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SAR	Stock Appreciation Right
SCEP	Southeast Chicago Energy Project, LLC
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

  Peoples Energy   4

Definitions

Basin	A geological feature in the earth’s subsurface that is composed of sedimentary rock and geological structures where oil and natural gas prospect and fields are potentially found.

Development well	Well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive.

Dry hole	Exploratory or development well that does not produce oil or gas in commercial quantities.

Exploratory well	Well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive or in another reservoir, or to extend a known reservoir.

Field	Area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same geological structural feature or stratigraphic condition.

Gross acres or gross wells	The total acres or wells in which a working interest is owned.

Heating degree days	A unit of measure used to represent each degree that the mean temperature for a 24-hour period is less than 65 degrees Fahrenheit.

Lease operating expenses	Expenses incurred to operate the wells and equipment on a producing lease.

Mark-to-market	A re-valuation of an asset or liability to its current fair value.

Multiple completion	The completion of a well in more than one producing formation at multiple depths.

Net acreage and net wells	Obtained by multiplying gross acreage and gross wells by the Company’s working interest percentage in the properties.

Proved developed reserves	Portion of proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves	Estimated quantities of natural gas, natural gas liquids and crude oil which geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests.

Proved undeveloped reserves	Portion of proved reserves that can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion.

Regulatory asset/liability	An asset or liability recorded by the Company as a result of certain costs or revenues qualifying for regulatory treatment and deferred until recovered or refunded through rates.

Reservoir	A porous, permeable sedimentary rock formation containing quantities of oil and/or gas enclosed or surrounded by layers of less permeable or impervious rock.

Weather normalized	Usage, revenue or operating income excluding the estimated effects of deviations from normal weather.

Working Interest	The ownership interest under an oil and gas lease after accounting for the interests reserved for the lessor or landowner.

 Peoples Energy 5

Referenced Accounting Standards

APB Opinion No. 25	Accounting for Stock Issued to Employees

EITF 99-02	Accounting for Weather Derivatives

FIN 47	Accounting for Conditional Asset Retirement Obligations

FSP No. 19-1	Accounting for Suspended Well Costs

FSP No. 106-2	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

SFAS No. 5	Accounting for Contingencies

SFAS No. 19	Financial Accounting and Reporting by Oil and Gas Producing Companies

SFAS No. 71	Accounting for the Effects of Certain Types of Regulation

SFAS No. 88	Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits

SFAS No. 115	Accounting for Certain Investments in Debt and Equity Securities

SFAS No. 123	Accounting for Stock-Based Compensation

SFAS 123(R)	Share-based Payment

SFAS No. 133	Accounting for Derivatives and Hedging Activities (as amended and interpreted)

SFAS No. 148	Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123

  Peoples Energy   6

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management’s expectations and outlook for earnings, the statements of the Company’s business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds and financing activities, market risk, the insignificant effect on income arising from changes in Gas Distribution revenue from customers’ gas purchases from third parties, the adequacy of the Gas Distribution segment’s reserves for uncollectible accounts, capital expenditures of the Company’s subsidiaries, and environmental matters. These statements speak of the Company’s plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words “may,” “could,” “project,” “believe,” “anticipate,” “estimate,” “plan,” “forecast,” “will be” and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

•	adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries’ gas purchases;
•	adverse changes in the Commission’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites of the Company’s subsidiaries, or adverse decisions by the Commission with respect to the prudence of costs actually incurred;
•	the future health of the United States and Illinois economies;
•	the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, interest expense and earnings from the Oil and Gas Production segment;
•	the effectiveness of the Company’s derivative instruments and hedging activities and their impact on our future results of operations;
•	adverse resolution of material litigation;
•	effectiveness of the Company’s risk management policies and the creditworthiness of customers and counterparties;
•	regulatory developments in the United States, Illinois and other states where the Company does business;
•	changes in the nature of the Company’s competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
•	the Company’s success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
•	operational factors affecting the Company’s Gas Distribution, Oil and Gas Production and Power Generation segments;
•	Aquila, Inc.’s financial ability to perform under its power sales agreements with Elwood Energy LLC (Elwood);
•	drilling and production risks and the inherent uncertainty of oil and gas reserve estimates;
•	weather-related energy demand;
•	terrorist activities;
•	the application of, or changes in, accounting rules or interpretation.

Also, projections to future periods of the effectiveness of internal control over financial reporting are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Some of these uncertainties that may affect future results are discussed in more detail in Item 1— Business, Item 1A— Risk Factors and Item 7— MD&A. All forward-looking statements included in this document are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

 Peoples Energy 7

Part I

ITEM 1.      Business

GENERAL
Peoples Energy is a holding company and does not engage directly in any business of its own, but does provide administrative services that support the business activities of its subsidiaries. Income is derived principally from the Company’s regulated utility subsidiaries, Peoples Gas and North Shore Gas. The Company also derives income from its other subsidiaries, Peoples Energy Resources Company, LLC (Peoples Energy Resources), Peoples Energy Services Corporation (Peoples Energy Services), Peoples Energy Production Company (Peoples Energy Production) and Peoples District Energy Corporation (Peoples District Energy). The Company and its subsidiaries had 2,182 employees at September 30, 2005.

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone (312) 240-4000).

The Company has six reportable business segments: Gas Distribution, Oil and Gas Production, Power Generation, Midstream Services, Retail Energy Services and Corporate and Other. (See Note 2 of the Notes to Consolidated Financial Statements for financial information about the Company’s business segments for the last three fiscal years.) Effective in fiscal 2006, the Company’s main business segments will be organized as follows, reflecting the way the Company will manage its businesses: Gas Distribution, Oil and Gas Production, Energy Assets, Energy Marketing and Corporate and Other.

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

For fiscal 2005 and on September 30, 2005, the Gas Distribution segment accounted for 65% of revenues, 77% of operating income and 81% of capital assets.

Peoples Gas was formed in 1855 and had 1,510 employees at September 30, 2005, of which 872 are union employees. It has approximately 814,000 residential, commercial and industrial retail sales and transportation customers in Chicago.

North Shore Gas was formed in 1900 and had 198 employees at September 30, 2005, of which 138 are union employees. It has approximately 155,000 residential, commercial and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in traditional market segments, which include space heating, water heating, clothes drying and cooking. North Shore Gas’ service territory has potential for expansion through increasing population density.

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

An interstate pipeline may seek to provide transportation service directly to end users. Such direct service by a pipeline to an end user would bypass the local distributor’s service and reduce the distributor’s earnings. No

  Peoples Energy   8

Peoples Gas customers have been lost to bypass service; only one end user in North Shore Gas’ service territory is served directly by a pipeline supplier. Both utility subsidiaries have a bypass rate approved by the Commission, which allows the utilities to negotiate rates with customers that are potential bypass candidates.

Since 2002, all customers have had the opportunity to choose a gas supplier. A substantial portion of the gas that Peoples Gas and North Shore Gas deliver to their customers consists of gas that the subsidiaries’ customers purchase directly from producers and marketers rather than from the utilities. These direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.

Current Sources and Availability of Natural Gas
Peoples Gas and North Shore Gas have each entered into long-term and short-term firm gas supply contracts with various suppliers, including BP Canada Energy Marketing Corp., Occidental Energy Marketing, Inc., Oneok Energy Services Company, L.P., and Tenaska Marketing Ventures, with remaining contract terms up to three years. When used in conjunction with contract peaking and contract storage, company-owned storage and peak-shaving facilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements. Although the Company believes North American gas supply to be sufficient to meet current and prospective United States market demands, it is unable to quantify or otherwise make specific representations regarding national supply availability and the cost of the supply.

Peoples Gas and North Shore Gas purchase firm transportation and storage services from interstate pipelines in the ordinary course of business. Seven interstate pipelines interconnect with Peoples Gas’ utility system and two interstate pipelines and one local distribution company interconnect with North Shore Gas’ utility system. Having multiple pipelines that serve the utilities’ service territories improves reliability, provides access to diverse supply and fosters competition among these service providers that can lead to favorable conditions for the utilities when negotiating new agreements.

The following table shows the expected design peak-day availability of gas in MDth during the 2005–2006 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas

	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration

Firm pipeline supply	320	2007–2008	58	2007–2008
Firm city-gate supply	130	2006	52	2006
Liquefied petroleum gas	—		40
Peaking Service:
Peoples Natural Gas Liquids	60		—
Storage gas:
Contract	583	2006–2007	233	2006–2007
Peoples-Manlove	993		—
Customer-owned	258		54

Total expected design
Peak-day availability	2,344		437

Peoples Gas and North Shore Gas forecast maximum peak day demands of 2,281 MDth and 425 MDth, respectively.

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas were as follows:

	Peoples Gas			North Shore Gas

For Fiscal Years Ended September 30,	2005	2004	2003	2005	2004	2003

Gas purchases	115,530	118,532	145,613	24,052	25,479	27,744
Liquefied petroleum gas produced	—	—	—	6	10	6
Customer-owned gas received	73,240	78,007	82,968	12,516	13,106	11,531
Underground storage—net	(2,710)	214	(9,634)	116	(964)	18
Purchased storage compressor fuel, franchise requirements, and unaccounted-for gas	(4,200)	(4,435)	(9,139)	(868)	(647)	(851)

Total	181,860	192,318	209,808	35,822	36,984	38,448

 Peoples Energy 9

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

Impact on Sales and Rates. Peoples Gas and North Shore Gas sell and distribute natural gas having an average heating value of approximately 1,000 Btu per cubic foot. Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers’ different uses and levels of consumption. In addition to the rate for distribution of gas, Peoples Gas and North Shore Gas each bills a gas charge representing the cost of gas and transportation and storage services purchased. This gas charge is determined in accordance with a rider to the rate schedules (Rider 2, Gas Charge) to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport and store gas supplies. The level of the Gas Charge under both subsidiaries’ rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, gains, losses and costs incurred under its hedging program, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refundable to or recoverable from customers. (See Notes 1I and 7 of the Notes to Consolidated Financial Statements.)

Commission rules place restrictions on when the utility subsidiaries may terminate or deny service to customers who do not pay their bills for utility service. Though each utility’s current rates were established to recover an estimated bad debt expense, bad debt expense can exceed these estimates by significant amounts, particularly for Peoples Gas. Both the federal and state governments have legislation that provides for additional funding for assistance to low-income energy users, including customers of the Company’s utility subsidiaries. The state legislation creates a fund, financed by charges to electric and gas customers of public utilities, participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

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

The Energy Policy Act of 2005 (Energy Policy Act), signed into law on August 8, 2005, repeals the 1935 Act and makes clear the authority of the FERC over mergers or acquisitions of public utility holding companies. In addition, the Energy Policy Act reduces the depreciable life of certain gas distribution lines for Federal income tax purposes from twenty years to 15 years, and authorizes funding of coal gasification projects, which could provide additional gas supply. The Energy Policy Act is not expected to have a significant effect on the Company’s Gas Distribution segment.

Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities’ distribution systems by interstate pipelines. The pipelines’ services (transportation and storage service) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See Impact on Sales and Rates and Current Sources and Availability of Natural Gas.)

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

  Peoples Energy   10

completed within 10 years after enactment of the legislation. Peoples Gas owns and operates 159 miles of pipelines subject to this requirement, and North Shore Gas owns and operates 96 miles of pipelines subject to this requirement. Implementation of this legislation is not expected to have a material adverse effect on the financial condition or operations of the Company.

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

During fiscal 2005, the Gas Distribution segment recorded 70% of its revenues from November through March.

Practices Relating to Working Capital
The seasonality of revenues causes the timing of cash collections to be concentrated from January through June. A portion of the winter gas supply needs is typically purchased and stored from April through November. Also, planned capital spending on the Gas Distribution facilities is concentrated in April through November. Because of these timing differences, the cash flow from customers is likely to be supplemented with temporary increases of short-term commercial paper and bank loans during the late summer and fall. Short-term debt is typically reduced over the January through June period.

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

2. OIL AND GAS PRODUCTION SEGMENT
The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States through direct ownership in oil, gas and mineral leases. Peoples Energy Production also has a 30% equity investment ($10.3 million) in EnerVest Energy, L.P. (EnerVest), which develops and manages a portfolio of oil and gas producing properties. This partnership closed a transaction on October 31, 2005 that resulted in the properties that comprise the partnership being sold to a third party. As a result, the Company’s portion of the estimated pretax gain on the sale is expected to approximate $10 million and will be realized during fiscal 2006 with the majority being realized in the first quarter. It is expected that the partnership will be dissolved in 2006. Peoples Energy Production’s primary focus is on natural gas, with growth coming from low to moderate risk drilling opportunities and acquisition of proved reserves with upside potential that can be realized through drilling, production enhancements and reservoir optimization programs.

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

 Peoples Energy 11

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

The Energy Policy Act contains several provisions intended to encourage domestic production of oil and gas, such as greater access to Federal lands for onshore oil and gas leasing and permitting, and tax incentives to encourage oil refinery investment. The Energy Policy Act is not expected to have a significant effect on the Company’s Oil and Gas Production segment.

3. POWER GENERATION SEGMENT
The Power Generation segment, through Peoples Energy Resources, is engaged in the development, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. Peoples Energy Resources and Dominion Energy, Inc. (Dominion) are equal investors in Elwood Energy LLC (Elwood), which owns and operates a 1,400-megawatt peaking facility near Chicago. The plant capacity has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon) and Aquila, Inc. (Aquila). Due to the structure of these contracts and the fact that Elwood is a peaking facility, the majority of Elwood’s revenues and the Company’s equity earnings in this investment are recognized in the Company’s third and fourth fiscal quarters. Peoples Energy Resources is also a 28% owner of SCEP, a 350-megawatt peaking facility on Chicago’s southeast side. Power generated by SCEP is sold through a long-term contract with Exelon and revenue is recognized evenly throughout the year.

Peoples Energy Resources has also been involved in developing three power generation projects in the western United States. Two of the projects, which are in the early stages of development, are located in New Mexico and Oregon. The proposed project in New Mexico is a 280-megawatt gas-fired peaking facility. The proposed Oregon project is a 1,150-megawatt gas-fired combined cycle facility located near Klamath Falls, Oregon, near the California-Oregon Border trading hub. The third project, located in Texas, was terminated in fiscal 2005. The investments in the New Mexico and Oregon facilities have been limited to permitting work and buying land and water options. Peoples Energy Resources continues to work towards monetizing these remaining power development sites.

Both Elwood and SCEP are public utilities under the Federal Power Act and subject to the jurisdiction of the FERC with respect to wholesale electric rates and other matters. Elwood has received authority from the FERC to make wholesale sales of electricity at market-based rates. The FERC’s order, as is customary with market-based rate schedules, reserves the right to revoke Elwood’s market-based rate authority if it is subsequently determined that Elwood or its affiliates possess excessive market power. SCEP has on file with the FERC a cost-based wholesale power sales agreement with Exelon.

Air quality regulations of the EPA and the IEPA in accordance with the federal Clean Air Act and the Clean Air Act Amendments of 1990 require permits to construct and operate certain emission sources and impose restrictions on the emission of certain pollutants, including sulfur dioxide and nitrogen oxide. Elwood and SCEP are currently in compliance with these permitting requirements. The 1990 Amendments require the reduction of sulfur dioxide emissions from electric generating utilities to reduce acid rain. Elwood and SCEP comply with the sulfur dioxide emission limitations by purchasing sulfur dioxide allowances. The price of sulfur dioxide allowances is not expected to fluctuate in a manner that would have a material effect on Elwood or SCEP. Illinois has adopted regulations requiring reductions in nitrogen oxide emissions beginning in 2004. Elwood has complied with these reductions with the use of nitrogen oxide allowances received from the IEPA through the New Source Set Aside (NSSA) allowances. SCEP has complied with these reductions by receiving the necessary nitrogen oxide emission allowances from Exelon.

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

  Peoples Energy   12

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

The Energy Policy Act removes certain regulatory obstacles that could have delayed or impeded government approvals of and private investment in liquefied natural gas facilities, authorizes funding for coal gasification projects, and contains standards banning energy market manipulation and permitting substantially higher penalties for violations of such standards.

Peoples Energy Resources owns a propane-based peaking plant and has several contractual assets of pipeline transportation and storage in the Midwest region, which enables it to perform in other asset-based wholesale activities. Peoples Energy Resources also owns approximately 40 miles of small diameter pipes, which are used to provide services to local refineries in the Chicago area.

As part of this segment, Peoples Gas utilizes its storage and pipeline supply assets as a natural gas hub. Hub activity is recorded as part of Midstream Services’ results due to the nature of its service to wholesalers. This activity is regulated by the FERC and consists of providing wholesale transportation and storage services in interstate commerce.

5. RETAIL ENERGY SERVICES SEGMENT
Peoples Energy Services, the major contributor to the Retail Energy Services segment, provides gas, electricity and energy management services to industrial, commercial and residential customers regionally within Illinois and Michigan.

Peoples Energy Services’ operating income can be influenced by seasonal weather conditions and total margin can be impacted by usage. In addition, revenue sensitive items such as customer accounts receivable balances are typically impacted when natural gas or electric prices increase as certain products of the segment are tied to an index. However, some risk to accounts receivables and reserves for uncollectible accounts can be mitigated because of fixed price products.

Peoples Energy Services is one of the largest nonutility energy marketers in the northern Illinois retail energy marketplace. It has customers from a wide variety of commercial and industrial segments, as well as residential customers. This minimizes the impacts of business cycle risks in any one segment. Peoples Energy Services is certified by the Commission as an Alternative Retail Electric Supplier (ARES), authorizing it to be a nonutility marketer of electricity, and as an Alternative Gas Supplier (AGS), authorizing it to be a nonutility marketer of natural gas for residential and small commercial customers; AGS certification is not required to serve other customers. As of September 30, 2005, there were a total of 18 ARESs in addition to three electric utilities offering supply service outside their service territories and 10 AGSs in Illinois, as well as several other national gas marketers focused on the commercial and industrial segment. Peoples Energy Services was also recently licensed as an AGS by the Michigan Public Service Commission and began operations in this state in late fiscal 2005. There are 13 AGSs in Michigan currently.

 Peoples Energy 13

6. CORPORATE AND OTHER SEGMENT
Peoples District Energy was involved in district heating and cooling as a partner in Trigen-Peoples District Energy Company (see Note 4 of the Notes to Consolidated Financial Statements for a discussion of the sale of the partnership’s energy plant). This and certain business development activities do not fall under the five major business segments and are reported in the Corporate and Other segment. Corporate administrative activities that support the business segments are also included in Corporate and Other.

ITEM 1A.    Risk Factors

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

Commodity price changes may affect the operating costs and competitive positions of the Company’s businesses, thereby adversely impacting its liquidity and results of operations.
The Company’s energy businesses are sensitive to changes in natural gas, oil, electricity and other commodity prices. Any changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. In the case of the Gas Distribution operations, costs for purchased gas and pipeline transportation and storage services are fully recovered through the Gas Charge, but increases in gas costs affect total retail prices and, therefore, the competitive position of the Company’s Gas Distribution businesses relative to electricity and other forms of energy. In addition, the timing and extent of high natural gas prices can materially adversely affect the Gas Distribution segment’s accounts receivable, provision for uncollectible accounts, fuel cost and interest expense. The Company is also subject to margin requirements in connection with use of derivative financial instruments and these requirements could escalate if prices move adversely.

The Company’s earnings growth and the carrying value of the Company’s oil and gas producing properties depends in part upon the prices received for its natural gas and oil production. Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future. The prices for natural gas and oil are subject to a variety of factors that are beyond the Company’s control. These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas and oil, commodity processing, gathering and transportation availability, the level of imports of, and the price of, foreign natural gas and oil, the price and availability of alternative fuel sources, weather conditions, political conditions or hostilities in natural gas and oil producing regions. Further, because approximately 93% of the Company’s proved reserves at September 30, 2005, were natural gas reserves, the Company is substantially more sensitive to changes in natural gas prices than to changes in oil prices. Declines in natural gas and oil prices would not only reduce revenue, but could reduce the amount of natural gas and oil that can be produced economically and, as a result, could adversely affect the financial results of the Oil and Gas Production segment.

A significant decline in natural gas and oil prices could result in a downward revision of the Company’s reserves and a write-down of the carrying value of natural gas and oil properties, that would negatively impact the Company’s net income and stockholders’ equity.

Realized commodity price changes are impacted by gains and losses associated with the Company’s use of derivative financial instruments. To the extent the Company hedges commodity price exposure it forgoes the benefits it would otherwise experience if commodity prices change in the Company’s favor.

  Peoples Energy   14

The Company’s use of derivative financial instruments could result in earnings volatility and financial losses.
Some of the Company’s subsidiaries use derivative financial instruments, including futures, swaps, collars and option contracts either traded on exchanges or executed over-the-counter with natural gas and power merchants as well as financial institutions, to hedge commodity price and interest rate risk. Fluctuating commodity prices could cause revenues, net income and cash requirements of the Company to be volatile due to the use of financial instruments that are not perfectly matched to the exposure (which may result from the nature of the derivative instrument used or as a result of a discontinued physical transaction), or if the Company’s derivative instruments and hedging transactions fail to qualify for hedge accounting under SFAS No. 133. The Company may also incur financial losses if counterparties fail to perform under these instruments. For additional information concerning the use of derivatives, see Note 1J of the Notes to Consolidated Financial Statements.

The Company’s operating results may be adversely affected by mild weather.
The Company’s Gas Distribution businesses have historically delivered less natural gas, and consequently earned less income, when weather conditions are milder than normal. Mild weather in the future could diminish the Company’s revenues and results of operations and harm its financial condition. Although the Company may from time to time utilize weather insurance or financial weather derivatives to manage this risk, such measures result in the Company incurring costs and expose the Company to the credit risk of the counterparties in such transactions and, moreover, there can be no assurance that such measures will fully protect the Company from the effects of mild weather. (See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Weather Risk.)

The Company’s Gas Distribution subsidiaries depend on storage and transportation services purchased from interstate pipelines and on a storage field owned by Peoples Gas to meet their customers’ gas requirements.
Peoples Gas and North Shore Gas meet a significant percentage of their customers’ peak day, seasonal and annual gas requirements through withdrawals, pursuant to contracts, from storage facilities owned and operated by interstate pipelines and through deliveries of gas transported on interstate pipelines with which they or their gas suppliers have contracts. Peoples Gas and North Shore Gas each contracts with multiple pipelines for these services, and it has gas supply contracts with multiple suppliers. If a pipeline were to fail to perform storage or transportation service, including for reasons of force majeure, on a peak day or other day with high volume gas requirements, Peoples Gas’ and North Shore Gas’ ability to meet all their customers’ gas requirements may be impaired unless or until alternative supply arrangements were put in place. Likewise, Peoples Gas plans on meeting approximately 40% of its peak day requirements from its own storage field. If that storage field, or the Peoples Gas-owned transmission pipeline used to transport storage gas to the market, were to be out of service for any reason, this could impair Peoples Gas’ ability to meet its customers’ full requirements on a peak day. Also, North Shore Gas purchases a storage service from Peoples Gas, and its ability to serve its customers could be adversely affected by failures at Peoples Gas’ storage field.

The Company’s operations are subject to operational hazards and uninsured risks.
The Company’s Gas Distribution, Oil and Gas Production, Power Generation, and Midstream Services operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, damage caused by excavators, explosions, release of toxic substances, fires, adverse weather conditions, and other hazards, each of which could result in damage to or destruction of the Company’s facilities or damages to persons and property. In addition, the Company’s operations face possible risks associated with acts of intentional harm on these assets. The nature of the risks is such that some liabilities could exceed the Company’s insurance policy limits, or, as in the case of environmental fines and penalties, cannot be insured. As a result, the Company could incur substantial costs that could adversely affect our future results of operations, cash flows or financial condition. A substantial portion of the Company’s oil and gas production is transported on or processed by third party pipelines and processing plants. Those pipelines and processing plants are subject to the same risks.

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

In addition, estimating quantities of proved natural gas and oil reserves is a complex process that involves significant interpretations of technical data and assumptions that result in reserve estimates being inherently

 Peoples Energy 15

imprecise. The Company utilizes a 10% discount factor when estimating the value of its reserves, as prescribed by the SEC, and this may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company’s production business or the natural gas and oil industry, in general, are subject. Any significant variations from the interpretations or assumptions used in the estimates or changes of conditions could cause the estimated quantities and net present value of the Company’s reserves to differ materially from amounts disclosed in this document.

The natural gas and oil reserve data included in this document represent the Company’s best estimates. The Company uses outside reservoir engineers to provide an analysis of reserves and future production. These analyses are the basis for the Company’s reserve estimates. Investors should not assume that the present values referred to in this document represent the current market value of the Company’s estimated natural gas and oil reserves. The timing of the production and the expenses from development and production of natural gas and oil properties will affect both the timing of actual future net cash flows from proved reserves and their present value.

The agencies that regulate the Company’s businesses and their customers affect profitability and potential regulatory changes may adversely affect the Company’s businesses due to reductions in revenues or increased capital expenditures.
The Company’s utility subsidiaries are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests and other matters. The utility subsidiaries intend to file a petition in the near future with the Commission requesting an increase in rates for service. Recently, credit rating agencies have issued negative alerts on some Illinois utilities, citing as a concern a heightened level of politicizing of the regulatory process in Illinois, particularly with regard to electric utilities. If Peoples Gas’ and North Shore Gas’ tariff rates were reduced in a future proceeding, or if the Commission denied recovery of certain costs presently allowed to be recovered through rates the profitability of the utilities’ businesses could be reduced.

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

The Company’s Gas Distribution and Power Generation businesses are also subject to costly and increasingly stringent environmental regulations. The cost of future environmental compliance could be significant.

An adverse decision in proceedings before the Commission concerning the prudence review of the Company’s gas purchases could require a significant refund obligation.
For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001, 2002, 2003, 2004 and 2005 costs are currently pending before the Commission. The outcome of these proceedings cannot be predicted. In September 2005, the Administrative Law Judge (ALJ) in the Peoples Gas 2001 gas cost reconciliation case issued a proposed order which recommends a $118.6 million refund to customers. There are additional filings and motions that will take place prior to the Commission issuing a final order, and the Commission’s order may be appealed to the state appellate court by the Company or the intervenors in the proceeding. The Company filed its exceptions and replies to exceptions to the proposed order in October 2005. The Commission could render an order at any time.

One intervenor and the Commission Staff filed testimony requesting disallowances in the North Shore Gas proceeding. The ALJ has not yet issued a proposed order in the 2001 North Shore Gas reconciliation case. For more information regarding the Gas Charge reconciliation proceedings, see Note 7 of the Notes to Consolidated Financial Statements.

  Peoples Energy   16

A change in the Commission’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites of the Company’s subsidiaries, or adverse decisions with respect to the prudence of costs actually incurred, could result in the Company recognizing significant deferred liabilities.

As described more fully in Note 6A of the Notes to Consolidated Financial Statements, the Company’s subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with the subsidiaries’ former manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At September 30, 2005, regulatory assets of $315 million have been recorded. This amount reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management’s best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites ($282 million for the Company on a consolidated basis). Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence. Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under Commission-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the Commission that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.

An inability to access financial markets could affect the execution of the Company’s business plan.
The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that the Company and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of the Company’s control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to the Company’s credit ratings.

Restrictions on the Company’s ability to access financial markets may affect its ability to execute its business plan as scheduled.

ITEM 2.       Properties

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

Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas or North Shore Gas are subject to (a) the first-mortgage lien of each utility’s respective mortgage indenture to U.S. Bank National Association, as Trustee, to secure each utility’s respective outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

 Peoples Energy 17

OIL AND GAS PRODUCTION
The Oil and Gas Production segment, through Peoples Energy Production, owns working interests in substantial oil and gas leasehold positions located in various areas of Texas, Louisiana, New Mexico, Arkansas, Oklahoma and North Dakota. The Company operates a number of Texas, New Mexico and Louisiana properties, with its principal operating areas being located in South Texas, East Texas and along the Gulf Coast of Texas. As of September 30, 2005, total proved reserves were approximately 182 Bcfe, of which approximately 80% are operated by the Company. The Company owns a 30% equity investment interest in EnerVest, which manages and develops a portfolio of oil and gas producing properties. On October 31, 2005, EnerVest sold all the properties owned by the partnership. It is expected that the partnership will be liquidated sometime during fiscal 2006.

Information detailing the Company’s gas and oil operations is presented below:

Location of Oil and Gas Properties— Distribution of Production and Reserves

  Peoples Energy   18

The following tables summarize certain property and drilling statistics for Peoples Energy Production’s oil and gas production activities.

At September 30, 2005

Proved reserves (Bcfe)	181.6

Productive wells
Gross oil wells	41
Net oil wells	19
Gross gas wells(1)	527
Net gas wells(1)	241

Acreage
Gross developed acres	132,417
Net developed acres	63,125
Gross undeveloped acres	13,585
Net undeveloped acres	7,214

(1)	40 gross (17 net) wells have multiple completions.

For Fiscal Years Ended September 30,	2005	2004	2003

Net Wells Drilled
Productive
Exploratory	0.0	2.2	1.0
Developmental	32.8	22.2	20.9

Dry
Exploratory	0.0	1.5	0.3
Developmental	1.6	0.2	3.2

As of September 30, 2005, 2 gross (1.8 net) wells were in progress.

Peoples Energy Production leases office space in Houston, Texas. Total capital outlays in fiscal 2005 for drilling and exploration projects were approximately $67.7 million.

ITEM 3.      Legal Proceedings

See Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements for a discussion of material legal proceedings. The Company, Peoples Gas and North Shore Gas are involved in various other claims and legal actions which management does not believe will have a material adverse effect on the Company’s, Peoples Gas’ and North Shore Gas’ financial position or results of operations.

ITEM 4.      Submission of Matters to a Vote of Security Holders

None.

 Peoples Energy 19

EXECUTIVE  OFFICERS  OF  THE  COMPANY

The following is a list of the names, ages and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.

	Age at
Name	11/30/2005		Position with the Company

Katherine A. Donofrio	48	Senior Vice President (Business Services) of the Company (2001). Ms. Donofrio is also Senior Vice President of Peoples Gas and North Shore Gas (2002).
Linda M. Kallas	46	Vice President and Controller (2004) of the Company. Ms. Kallas is also Vice President and Controller (2004) of Peoples Gas and North Shore Gas. Prior to becoming Vice President, Ms. Kallas was Assistant Vice President and Controller (2002). Prior to becoming Controller Ms. Kallas was Director of Corporate Accounting (1999).
Peter H. Kauffman	59	Assistant General Counsel and Secretary (1998) of the Company. Mr. Kauffman is also Assistant General Counsel and Secretary of Peoples Gas and North Shore Gas (1998).
William E. Morrow	49	Executive Vice President of Operations (2004) of the Company and Vice Chairman (2004) and a Director (2000) of Peoples Gas and North Shore Gas. Mr. Morrow is also President of Peoples Energy Resources (2000). Prior to becoming Executive Vice President of Operations, Mr. Morrow was Executive Vice President of the Company (2000). Mr. Morrow was also Executive Vice President (2001) of Peoples Gas and North Shore Gas.
Thomas A. Nardi	51	Executive Vice President and Chief Financial Officer (2005) of the Company, Peoples Gas and North Shore Gas and Director (2002) of Peoples Gas and North Shore Gas. Prior to becoming Executive Vice President, Mr. Nardi was Senior Vice President and Chief Financial Officer (2001) of the Company, Peoples Gas and North Shore Gas. Prior to becoming Senior Vice President, Mr. Nardi was President of Peoples Energy Services (2000). Mr. Nardi has been an employee of the Company and/or its subsidiaries since 2000.
Steven W. Nance	49	President of Peoples Energy Production Company, the Oil and Gas Production business segment of the Company (2000).
Thomas M. Patrick	59	Chairman, President and Chief Executive Officer (2002) and a Director (1998) of the Company. Mr. Patrick is also Chairman of the Board and Chief Executive Officer of Peoples Gas and North Shore Gas (2002). Prior to becoming Chairman, Mr. Patrick was President and Chief Operating Officer (1998) of the Company and its subsidiaries and Vice Chairman (2001) of both utility subsidiaries.
Desiree G. Rogers	46	President (2004) and a Director (2004) of Peoples Gas and North Shore Gas. Ms. Rogers is also Senior Vice President (Marketing and Communications) of the Company (2001). Prior to becoming President, Ms. Rogers was Senior Vice President of Peoples Gas and North Shore Gas (2001).
Douglas M. Ruschau	47	Vice President (Finance) (2002) and Treasurer of the Company (2003). Mr. Ruschau is also Vice President (2002) and Treasurer (2003) of Peoples Gas and North Shore Gas. Mr. Ruschau became an employee of the Company in 2002. Prior to working for the Company, Mr. Ruschau was employed by Nicor Inc. (1980–2002) as Assistant Vice President Finance (1998).

  Peoples Energy   20

Theodore R. Tetzlaff	61	General Counsel of the Company (2003). Mr. Tetzlaff is also a partner in the law firm of Ungaretti & Harris LLP (2005). Prior to joining Ungaretti & Harris, Mr. Tetzlaff was a partner in the law firm of McGuireWoods LLP (2002–2005). Prior to joining McGuireWoods, Mr. Tetzlaff was a partner in the Chicago law firm of Jenner & Block (1982–2001) and also served during part of that time as General Counsel of Tenneco Inc. (1992–1999).

 Peoples Energy 21

Part II

ITEM 5.      Market for the Company’s Common Stock and Related Stockholder Matters

The common stock of the Company is listed on the New York Stock, Chicago Stock and Pacific Exchanges (trading symbol: PGL). At November 30, 2005, there were 19,236 registered shareholders. There were no issuances of unregistered stock in the current fiscal quarter (see Notes 16 and 17 of the Notes to Consolidated Financial Statements).

All of the outstanding shares of common stock of Peoples Gas and North Shore Gas are owned by the Company.

	Stock Price

Fiscal Quarters	High	Low

2005
Fourth	$45.52	$38.71
Third	44.97	38.72
Second	45.10	41.11
First	45.38	41.05
2004
Fourth	$43.86	$38.50
Third	45.19	38.91
Second	46.03	41.37
First	42.72	38.82

The following table provides information about the Company’s purchases of its equity securities in fiscal 2005:

	(A)		(B)	(C)		(D)

						Maximum Number (or
	Total			Total Number of		A Dollar Value) of
	Number of		Average	Shares (or Units)		Shares (or Units) that
	Shares		Price Paid	Purchased as Part of		May Yet Be Purchased
	(or Units)		Per Share	Publicly Announced		Under the Plans or
Period	Purchased		(or Unit)	Plans or Programs		Programs

October 2004	9,041	(1)	$42.22	9,041	(1)	Not applicable	(2)
December 2004	834	(1)	$44.17	834	(1)	Not applicable	(2)
March 2005	85	(1)	$41.61	85	(1)	Not applicable	(2)
May 2005	69	(1)	$41.40	69	(1)	Not applicable	(2)

(1)	Represents shares of restricted stock cancelled to pay for taxes related to the vesting of restricted stock under the 1990 LTIC Plan. The 2004 Incentive Compensation Plan replaced the 1990 LTIC Plan.
(2)	Maximum number of shares cannot be determined as amounts to be purchased vary with individual tax status and market price of Company common stock.

  Peoples Energy   22

ITEM 6.      Selected Financial Data

Peoples Energy Corporation
(In Thousands, Except Per-Share Amounts)

For Fiscal Years Ended September 30,	2005	2004	2003		2002		2001

Operating revenues	$2,599,585	$2,260,199	$2,138,394		$1,482,534		$2,270,218
Net income (GAAP)	78,133	81,564	103,934		89,071		96,939
Ongoing net income (non-GAAP)(4)	86,051	91,807	103,934		89,071		96,939
Diluted earnings per share (GAAP)	2.05	2.18	2.87		2.51		2.74
Ongoing diluted earnings per share (non-GAAP)(4)	2.26	2.45	2.87		2.51		2.74
Total assets	3,567,466	3,094,790	2,928,538		2,723,647		2,976,144
Capitalization:
Long-term debt	895,583	897,377	744,345		554,014		644,308
Common equity	800,154	870,083	847,999		806,324		798,614
Short-term debt	8,148	55,625	207,949	(1)	377,871	(2)	607,454	(3)
Cash dividends declared per share	$2.175	$2.15	$2.11		$2.07		$2.03

(1)	Includes $152.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.
(2)	Includes $90.0 million of long-term debt ($75.0 million for Peoples Gas and $15.0 million for North Shore Gas) retired in fiscal 2003 and $202.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.
(3)	Includes $100.0 million of long-term debt of Peoples Energy retired in fiscal 2002 and $202.0 million of long-term debt of Peoples Gas classified as short-term due to bondholder tender rights.
(4)	Ongoing net income (non-GAAP) and ongoing diluted earnings per share (non-GAAP) are defined as GAAP net income and GAAP diluted earnings per share adjusted to exclude the effects of restructuring costs for fiscal 2005 ($7.9 million after tax and $0.21 per share) and 2004 ($10.2 million after tax and $0.27 per share), respectively. See Item 7— MD&A— Executive Summary— for a discussion of management’s use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

 Peoples Energy 23

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

INTRODUCTION
In this section, management discusses the financial condition, results of operations, cash flows, and expected future performance of the Company and its five primary business segments. The discussion applies to Peoples Energy and its business segments on a consolidated basis with the exception of the section titled “Peoples Gas and North Shore Gas Discussions,” which provides information specific to the Company’s two regulated utility subsidiaries. Certain other results of operations and information specific to Peoples Gas and North Shore Gas are also found in Item 1— Business— Gas Distribution Segment and in this Item 7 under Liquidity and Capital Resources.

Management’s discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes. Unless otherwise noted, earnings per share are presented on a diluted basis.

EXECUTIVE SUMMARY
Peoples Energy is a diversified energy company that conducts operations in five main business segments:

•	Gas Distribution
•	Oil and Gas Production
•	Power Generation
•	Midstream Services
•	Retail Energy Services

The Gas Distribution segment has the most significant impact on the Company’s consolidated financial results. The remaining segments represent a portfolio of complementary energy businesses that the Company has developed to diversify the sources of consolidated operating income. Effective in fiscal 2006, the Company’s main business segments will be organized as follows, reflecting the way the Company will manage its businesses: Gas Distribution (including Peoples Gas hub operations, formerly included as part of Midstream Services); Oil and Gas Production; Energy Assets (primarily power generation); and Energy Marketing (both retail and wholesale activity, formerly included as part of Retail Energy Services and Midstream Services, respectively).

The regulated gas distribution utilities, with service territories in Chicago and its northern suburbs, form the core of Peoples Energy. Until recently they have generated reliable earnings near the rate of return on equity allowed by the Commission, approximately 11%, since 1994. The diversified energy businesses use a low to moderate risk approach to develop assets and services that can provide long-term growth and supplement the base of utility earnings. Since 1998, the contribution of operating income from the Company’s diversified businesses has grown from an insignificant amount to $61.2 million in fiscal 2005.

The business environment in which Peoples Gas and North Shore Gas operate benefits from a fundamentally strong economic base. The service territories are mature, and natural gas has a high penetration in its markets. However, gas usage per customer has declined steadily in recent years due to lower weather-normalized demand primarily reflecting customer conservation. It is unclear how much of the load loss is permanent, but customers are reacting to higher bills by lowering their consumption.

Rate Case. In response to declining customer usage and other economic pressures, the Company announced in September 2005 that Peoples Gas and North Shore Gas will file rate proposals with the Commission this winter requesting increases in delivery rates. The Company announced that it expects its requested increases for the combined utilities to approximate $90 to $115 million. Under the Commission’s processes for hearing such requests, any rate increase would not impact financial results until fiscal 2007.

Strategic Restructuring. In fiscal 2004 the Company took actions to improve the financial performance of its utilities by restructuring its utility and corporate support areas. The organizational restructuring eliminated over 100 salaried positions, or about 10% of the Company’s nonunion workforce. Overall, about 300 employees accepted the voluntary severance offer that accompanied the restructuring. Labor-related savings in fiscal 2005 associated with restructuring approximated $19 million, most of which occurred in the Gas Distribution and Corporate and Other segments. (See Note 3 of the Notes to Consolidated Financial Statements.)

  Peoples Energy   24

Financial Results
Financial results for fiscal years 2005 and 2004 are summarized in the following table. Net income and operating income for both years include the effects of the Company’s 2004 restructuring of its utility and corporate support areas. Results for fiscal 2005 include $13.1 million in pension charges related to the restructuring, while fiscal 2004 results include $17.0 million in restructuring costs primarily for severance payments and related employer payroll taxes. Ongoing net income (non-GAAP) and ongoing operating income (non-GAAP) are defined as GAAP net income and GAAP operating income, respectively, adjusted to exclude the effects of the restructuring. Management believes that such measures are useful for year-over-year comparisons since restructuring-related costs of this magnitude are infrequent and affect the comparability of ongoing operating results. Ongoing net income and ongoing operating income are used internally to measure performance against budget and in reports for management and the Board of Directors.

Reconciliation of Fiscal 2005 and 2004 GAAP and Non-GAAP Earnings

(In Thousands, Except Per-Share Amounts)		Restructuring	Ongoing
Fiscal 2005	GAAP	Cost	(Non-GAAP)

Operating Income	$168,146	$13,141	$181,287
Net Income	$78,133	$7,918	$86,051
Earnings Per Share— Diluted	$2.05	$0.21	$2.26

Fiscal 2004

Operating Income	$164,351	$17,000	$181,351
Net Income	$81,564	$10,243	$91,807
Earnings Per Share— Diluted	$2.18	$0.27	$2.45

Ongoing operating income for fiscal 2005 was essentially flat compared to a year ago, with higher results from the Company’s Power Generation, Midstream Services and Retail Energy Services segments (“Midwest-based diversified businesses”), lower corporate expenses, and gains on asset sales offsetting lower results from the Gas Distribution and Oil and Gas Production segments. Fiscal 2005 operating income for the Company’s Midwest-based diversified businesses increased 50% over the prior year to $44.4 million, driven by strong energy marketing results and lower expenses in the Power Generation segment. While ongoing operating income for fiscal 2005 was essentially unchanged from a year ago, higher interest expense, a higher effective tax rate and increased shares outstanding contributed to lower fiscal 2005 ongoing net income and earnings per share compared to last year.

RESULTS OF OPERATIONS

Income Statement Variations
Fiscal 2005. The Company’s revenues and cost of energy sold increased $339.4 million and $337.6 million, respectively, in fiscal 2005 compared to fiscal 2004. The increases are due to higher realized commodity prices in the Gas Distribution segment and increased sales volumes in the Midstream Services and Retail Energy Services segments, partially offset by a 5.1% decrease in Gas Distribution deliveries resulting from warmer weather and ongoing conservation measures by utility customers. In addition, average daily production volumes at the Oil and Gas Production segment were down 12% compared to the prior year due to well performance, rig availability, and other timing delays.

The Company recorded in fiscal 2005 $13.1 million in pension-related charges resulting from its organizational restructuring commenced in 2004, compared to $17.0 million in restructuring costs recorded in fiscal 2004 (as described in Note 3 of the Notes to Consolidated Financial Statements).

Utility environmental costs increased $13.1 million and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 6 of the Notes to Consolidated Financial Statements for further discussion). These costs are recovered through the utilities’ rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Operation and maintenance expense, excluding the above-mentioned environmental costs and restructuring-related pension charges, decreased $5.2 million, or 2%. Significant items to note in fiscal 2005 were:

•	Decreased direct labor costs primarily at Corporate and the Gas Distribution segment of $16.4 million as a result of the organizational restructuring.
•	Exploration costs in the Oil and Gas Production segment decreased $5.1 million, reflecting a significant dry hole expense recognized in fiscal 2004.

 Peoples Energy 25

•	Lease operating expense and general and administrative expenses in the Oil and Gas Production segment increased $5.1 million in aggregate primarily as a result of a general increase in the cost of goods and services.
•	Increased outside service expense of $3.7 million, much of which related to Sarbanes-Oxley compliance work.
•	Increased insurance, employee group insurance and other benefit expenses totaling $6.6 million.

Other Variances for 2005.

•	DD&A decreased $8.2 million mainly due to the $6.6 million impact of the approval by the Commission in April 2005 of new depreciation rates that reflect longer useful lives on utility plant (Commission Depreciation Order). The Oil and Gas Production segment also had lower DD&A expense ($1.6 million) in fiscal 2005.
•	Taxes, other than income taxes, increased $14.2 million primarily due to higher revenue taxes in the Gas Distribution segment. Revenue taxes are recovered through the utilities’ rate mechanism and a similar amount included in revenues; therefore, these costs do not affect operating income.
•	Equity investment income increased $11.4 million partially due to the $6.8 million gain related to the sale of assets by the Company’s equity investment, Trigen-Peoples District Energy (recorded in the Corporate and Other segment). The increase is also due to the results of the Power Generation segment’s Elwood facility, which included the Company’s portion ($4.1 million) of a reduction in prior and current period expenses, primarily depreciation on generating equipment.
•	Interest expense increased $2.2 million due primarily to higher interest rates.
•	Income tax expense increased $6.9 million as tax expense in fiscal 2004 was positively impacted by several items, including adjustments to accrued income taxes based on updated estimates of income tax liabilities and tax legislation which resulted in the Company realizing tax benefits from dividends reinvested in Peoples Energy stock under the Company’s Employee Stock Ownership Plan.

Fiscal 2004. The Company’s fiscal 2004 financial statements included fourth quarter adjustments to operating income of $6.9 million ($4.2 million or $0.11 per diluted share after taxes). These adjustments were identified as part of the year-end financial reporting and control processes. Operating income of Peoples Gas and North Shore Gas reflect adjustments of $5.8 million ($3.5 million after taxes) and $1.1 million ($0.7 million after taxes), respectively. These adjustments on an after-tax basis include amounts related to prior years totaling $3.0 million (net of taxes of $2.0 million), $2.6 million (net of taxes of $1.7 million) and $0.4 million (net of taxes of $0.3 million) for the Company, Peoples Gas and North Shore Gas, respectively. The adjustments were identified as a result of reconciliations between the detailed customer billing records and the general ledger accounting systems of Peoples Gas and North Shore Gas.

The Company’s revenues and cost of energy sold increased $121.8 million and $138.8 million, respectively, for fiscal 2004 compared to fiscal 2003 due to higher realized commodity prices and increased sales volumes in the Oil and Gas Production and Retail Energy Services segments, partially offset by a 7.6% decrease in Gas Distribution deliveries in fiscal 2004 resulting from warmer weather and lower normalized deliveries.

The Company recorded a $17.0 million restructuring charge in the fourth quarter of fiscal 2004 resulting from the Company’s organizational restructuring of its utility and corporate support areas.

Utility environmental costs decreased $4.0 million. As noted above, these costs are recovered through the utilities’ rate mechanism; therefore, these costs do not affect operating income.

Operation and maintenance expense for fiscal 2004, excluding the above-mentioned environmental costs and the restructuring charge, increased $9.7 million, or 3%, compared to fiscal 2003. Significant items to note in fiscal 2004 were:

•	Increased pension expense of $11.6 million. Pension expense increased due to the ongoing effects of both lower pension plan returns in recent years and a lower discount rate.
•	Increased outside professional services ($4.2 million) mainly related to higher legal costs associated with the utilities’ ongoing gas reconciliation cases before the Commission.
•	Increased expense in the Oil and Gas Production segment ($5.6 million) resulting primarily from an increase in lease operating expense and exploration expense.
•	Insurance recoveries of $2.5 million related to mercury cleanup costs incurred in prior years.
•	Decreased provision for uncollectible accounts ($6.2 million), mainly as a result of improving credit and collection metrics in the Gas Distribution segment.
•	Decreased corporate expenses resulting from the impact of a lower Peoples Energy stock price on the value of SARs ($2.5 million).

  Peoples Energy   26

Other Variances for 2004.

•	DD&A for fiscal 2004 increased $7.3 million compared to fiscal 2003 mainly resulting from higher production and a higher depletion rate in the Oil and Gas Production segment.
•	Taxes, other than income taxes, which are typically directly related to the level of utility revenues, increased for fiscal 2004 by $2.8 million compared to fiscal 2003 primarily due to adjustments to reduce municipal and state utility tax accruals ($10.0 million) recorded in fiscal 2003. Absent this impact, these taxes declined due to lower levels of utility revenues.
•	Equity investment income increased $2.5 million, primarily driven by EnerVest activity in the Oil and Gas Production segment.
•	Fiscal 2004 interest expense for the Company decreased $1.0 million from fiscal 2003 due primarily to lower interest rates. The reduction primarily resulted from lower interest rates on variable rate debt and the retirement or refinancing of higher cost notes and bonds.
•	Income tax expense for fiscal 2004 decreased $21.3 million compared to fiscal 2003 resulting primarily from lower pretax income in fiscal 2004 and a lower effective tax rate due to fiscal 2004 adjustments in accrued income taxes based on updated estimates of income tax liabilities. Also impacting the variation was tax legislation which resulted in the Company realizing tax benefits from dividends reinvested in Peoples Energy stock under the Company’s Employee Stock Ownership Plan.

Segment Discussion
A summary of the Company’s operating income by segment (GAAP), and variations between periods, is presented below.

				Increase/(Decrease)
	For Fiscal Years Ended September 30,
				Fiscal 2005 vs.	Fiscal 2004 vs.
(In Thousands)	2005	2004	2003	Fiscal 2004	Fiscal 2003

Operating income:
Gas Distribution	$128,977	$135,018	$174,382	$(6,041)	$(39,364)
Oil and Gas Production	16,853	41,537	31,853	(24,684)	9,684
Power Generation	18,760	11,353	11,256	7,407	97
Midstream Services	13,966	11,243	13,521	2,723	(2,278)
Retail Energy Services	11,652	6,820	3,499	4,832	3,321
Corporate and Other	(22,062)	(41,620)	(24,997)	19,558	(16,623)

Total operating income	$168,146	$164,351	$209,514	$3,795	$(45,163)

Gas Distribution Segment. Revenues of Peoples Gas and North Shore Gas are directly impacted by fluctuations in weather because both companies have a large number of heating customers. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

Revenues of Peoples Gas and North Shore Gas are also affected by changes in the unit cost of the utilities’ gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a steady gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities’ tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1I of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts, customer demand and working capital needs.

Fiscal 2005 revenues increased $183.5 million compared to fiscal 2004, primarily due to the impact on revenues of higher commodity prices ($221.0 million) that are recovered on a dollar-for-dollar basis. Partially offsetting this effect were decreases in deliveries due primarily to warmer weather ($30.5 million). Weather was 4% warmer compared to fiscal 2004. Operating income decreased $6.0 million (4%) compared with the previous year due to the effects of warmer weather ($5.0 million), lower weather-normalized deliveries ($7.7 million), higher outside services expense ($3.0 million), the 2004 insurance recovery ($2.5 million) related to mercury cleanup costs incurred in prior years and increases in numerous other nonlabor expenses aggregating $11.3 million. Partially offsetting these negative variations are the effect of the fiscal 2004 accounts receivable adjustment ($6.9 million) described in Note 17 of the Notes to Consolidated Financial Statements, decreased direct labor costs related to the organizational restructuring ($9.6 million) and reduced depreciation expense ($6.6 million) as a result of the Commission Depreciation Order.

Fiscal 2004 revenues decreased $18.0 million compared to fiscal 2003. The decreases were mainly due to a decline in deliveries ($79.5 million) resulting from weather that was 9% warmer than the previous period and lower non-weather-related delivery variations ($26.3 million). Partially offsetting these effects was higher gas prices ($92.4 million). Operating income decreased $39.4 (2.3%) million compared with the previous year due mainly to

 Peoples Energy 27

the effects of weather ($14.8 million), lower non-weather-related delivery variations ($8.6 million) and the effect of the accounts receivable adjustment ($6.9 million) described in Note 17 of the Notes to Consolidated Financial Statements. Also contributing to a lower comparative fiscal 2004 operating income were reductions in municipal and state utility tax accruals recorded in fiscal 2003 ($10.0 million) and higher pension expense ($10.4 million). Pension expense for fiscal 2004 was $8.3 million. Partially offsetting these effects was a decrease in the provision for uncollectible accounts ($6.0 million) mainly as a result of improved credit and collection experience, gains on property sales ($3.2 million) and an insurance recovery ($2.5 million) related to mercury cleanup costs incurred in prior years.

The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

				Increase/(Decrease)
	For Fiscal Years Ended September 30,

				Fiscal 2005 vs.	Fiscal 2004 vs.
Margin Data (In Thousands)	2005	2004	2003	Fiscal 2004	Fiscal 2003

Gas Distribution revenues:
Sales
Residential	$1,290,716	$1,148,499	$1,155,927	$142,217	$(7,428)
Commercial	209,712	184,756	178,845	24,956	5,911
Industrial	36,368	30,324	31,462	6,044	(1,138)

Total sales	1,536,796	1,363,579	1,366,234	173,217	(2,655)

Transportation
Residential	32,360	32,354	37,533	6	(5,179)
Commercial	48,719	47,285	50,820	1,434	(3,535)
Industrial	19,880	19,437	20,333	443	(896)
Contract pooling	20,694	15,372	21,460	5,322	(6,088)

Total transportation	121,653	114,448	130,146	7,205	(15,698)

Other Gas Distribution revenues	19,563	16,437	16,064	3,126	373

Total Gas Distribution revenues	1,678,012	1,494,464	1,512,444	183,548	(17,980)
Less: Gas costs	1,034,376	868,518	847,878	165,858	20,640

Gross margin	643,636	625,946	664,566	17,690	(38,620)
Less: Revenue taxes and surcharges	150,325	138,841	136,939	11,484	1,902
Environmental costs recovered	30,437	17,384	21,338	13,053	(3,954)

Net margin(1)	$462,874	$469,721	$506,289	$(6,847)	$(36,568)

Gas Distribution deliveries (MDth):
Gas sales
Residential	110,429	116,939	128,521	(6,510)	(11,582)
Commercial	19,349	20,303	21,555	(954)	(1,252)
Industrial	3,607	3,597	4,148	10	(551)

Total gas sales	133,385	140,839	154,224	(7,454)	(13,385)

Transportation
Residential	19,927	21,061	23,969	(1,134)	(2,908)
Commercial	41,239	43,646	45,074	(2,407)	(1,428)
Industrial	23,131	23,756	24,989	(625)	(1,233)

Total transportation	84,297	88,463	94,032	(4,166)	(5,569)

Total Gas Distribution deliveries	217,682	229,302	248,256	(11,620)	(18,954)

Gross margin per Dth delivered	$2.96	$2.73	$2.68	$0.23	$0.05

Net margin per Dth delivered	$2.13	$2.05	$2.04	$0.08	$0.01

Average cost per Dth of gas sold	$7.75	$6.17	$5.50	$1.58	$0.67

Actual heating degree days	5,865	6,091	6,684	(226)	(593)
Normal heating degree days(2)	6,427	6,427	6,427
Actual heating degree days as a percent of normal (actual/normal)	91	95	104

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment’s operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.
(2)	Normal heating degree days are based on a 30-year average of monthly temperatures at Chicago’s O’Hare Airport for the years 1970-1999.

  Peoples Energy   28

Oil and Gas Production Segment. Revenues and operating income for fiscal 2005 decreased $23.2 million and $24.7 million, respectively, compared with fiscal 2004 due mainly to lower production volumes and oil and gas hedge ineffectiveness ($8.4 million). Hedge ineffectiveness was primarily due to the impact of hurricanes Katrina and Rita on the price differentials between NYMEX and field prices. On an equivalent basis, average daily production volumes declined 12% compared to the prior year due to well performance, rig availability, and other timing delays. Increases in lease operating expense ($3.7 million) and lower equity investment income from the Company’s investment in EnerVest ($1.3 million), higher production taxes (associated with higher wellhead gas prices) and administrative costs ($1.5 million) also reduced operating income comparisons to fiscal 2004. These negative impacts on operating income were partially offset by lower DD&A expense ($1.6 million) and lower exploration expense ($5.1 million) compared to the previous year.

Fiscal 2004 revenues increased $17.4 million compared with fiscal 2003 due mainly to higher production volumes and higher realized commodity prices. On a gas equivalent basis, production increased 8% compared to fiscal 2003 due primarily to the current and previous fiscal years’ acquisitions and successful drilling programs. Operating income for fiscal 2004 increased $9.7 million as a result of the increased revenues and higher income from the Company’s investment in EnerVest ($3.2 million), partially offset by increases in lease operating ($2.5 million), exploration ($2.2 million) and DD&A expenses ($5.4 million). Lease operating expense increased due to an increase in workover expenses and a general increase in the cost of goods and services. Exploration expenses increased due to exploratory dry holes. The increase in DD&A expense resulted from both higher production in fiscal 2004 and an increase in the DD&A rate.

The following table summarizes hedges in place as of October 1, 2005, for fiscal 2006 for the Oil and Gas Production segment. Hedges in place are net of approximately 65.7 MBbl of open oil swaps that are excluded as a result of hedge accounting dedesignation. These swaps have been discontinued as hedges due to anticipated lower future production estimates.

Fiscal 2006

Gas hedges in place (MMbtus)	17,055,000
Gas hedges as a percent of estimated fiscal production	75%–85%
Percent of gas hedges that are swaps	63%
Average swap price ($/MMbtu)	$ 5.02
Percent of gas hedges that are no-cost collars	37%
Weighted-average floor price ($/MMbtu)	$ 4.44
Weighted-average ceiling price ($/MMbtu)	$ 5.56
Oil hedges in place (MBbls)	299
Oil hedges as a percent of estimated fiscal production	85%–95%
Average hedge price ($/Bbl)	$27.65

Despite higher market prices, net realized prices declined in fiscal 2005 due to high hedge percentages, as well as the mark-to-market hedge ineffectiveness charge resulting from wider than normal differentials between NYMEX and field prices. The increase in the 2005 DD&A rate was caused by the creation of additional DD&A pools and production mix and the addition of unproven capital and costs associated with the development of both proven and unproven reserves. The following table summarizes operating statistics from the Oil and Gas Production segment.

For Fiscal Years Ended September 30,	2005	2004	2003

Total production— gas equivalent (MMcfe)	24,319	27,853	25,798
Daily average gas production (MMcfd)	59.6	67.0	62.7
Daily average oil production (MBd)	1.2	1.5	1.3
Daily average production— gas equivalent (MMcfed)	66.6	76.1	70.7
Gas production as a percentage of total production	90%	88%	89%
Percent of production hedged during the period— gas	98%	94%	77%
Percent of production hedged during the period— oil	99%	77%	56%
Net realized gas price received ($/Mcf)	$4.15	$4.44	$4.16
Net realized oil price received ($/Bbl)	$24.10	$26.85	$22.90
DD&A rate ($/Mcfe)	$1.87	$1.69	$1.62
Average lease operating expense ($/Mcfe)	$0.70	$0.48	$0.42
Average production taxes ($/Mcfe)	$0.50	$0.34	$0.37

During April 2005, the Company acquired properties in South Texas for approximately $6 million. Although there was minimal production at the time of acquisition, these properties are expected to provide future drilling opportunities. Expenditures approximating $2.5 million are expected in fiscal 2006 to further test and develop these properties.

 Peoples Energy 29

On July 30, 2004, the Company acquired certain oil and gas properties in east Texas from a private entity for approximately $10 million. Initial development of the acquired reserves began in fiscal 2005 with capital spending on these properties totaling $19.8 million. The acquired properties, which are operated by the Company, are located in close proximity to the existing Peoples Energy Production holdings in east Texas. On December 31, 2003, the Company acquired, through a series of transactions, certain oil and gas properties located in Texas for approximately $33.1 million. The acquired reserves, 88% of which are natural gas, contributed approximately 3.3 MMcfe per day of production to the Company’s fiscal 2004 production. The majority of the acquired properties are located adjacent to or in close proximity to existing holdings of the Company, and each of the acquired properties is operated by the Company.

Power Generation Segment. Fiscal 2005 operating income increased $7.4 million from last year largely as a result of lower depreciation expense impact on equity investment income for the Elwood facility and lower other expenses. In connection with its fiscal 2004 year-end audit, the Elwood partnership determined that depreciation expense related to current and prior periods should be adjusted, primarily to recognize greater salvage value of its generating equipment. This adjustment positively impacted fiscal 2005 results by $4.1 million, of which $2.2 million related to prior periods.

Results for fiscal 2004 were relatively unchanged from the prior period and primarily reflect income from the Company’s equity investments in the Elwood and Southeast Chicago natural gas-fired power generation facilities.

This segment is engaged in the development of power generation sites. The costs of activities related to these sites are either expensed as incurred or are capitalized as specific site development assets, as appropriate. At September 30, 2005, $11.3 million was capitalized or deferred as investments related to this activity. The Company continues to work towards monetizing its Western power sites as described under Item 1—Business—Power Generation segment.

The electric capacity of Elwood has been sold through long-term contracts with Exelon, Engage Energy America LLC (Engage) and Aquila. Effective December 31, 2004, the contract with Engage terminated and the related electric capacity is being purchased by Exelon. In September 2005, Standard & Poor’s Rating Services (S&P) placed Aquila on CreditWatch Positive and Moody’s revised Aquila’s credit outlook to positive. Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.6 million. The letters of credit and the cash escrow agreement expire in March of 2006. S&P and Moody’s ratings on Elwood’s bonds remain at B+ with a negative outlook and Ba2 with a stable outlook, respectively.

Midstream Services Segment. Revenues for fiscal 2005 increased $156.8 million compared to the prior period primarily due to higher commodity prices and wholesale and hub volumes. Operating income improved $2.7 million over last year primarily as a result of higher hub volumes. Fiscal 2005 operating income results for wholesale were flat compared to 2004. Wholesale margins can be volatile and are small in relation to the market value of the commodity. As a result, wholesale revenue statistics are not necessarily indicative of wholesale operating income results.

Revenues for fiscal 2004 increased $56.0 million compared with the previous period due to higher commodity prices and increased volumes. Operating income decreased $2.3 million due primarily to lower results from the hub ($3.7 million). The decreased hub results were primarily due to lower storage-related margins. Partially offsetting this effect were higher contributions from wholesale marketing activities and services associated with the Company’s propane-based peaking facility.

The following table summarizes operating statistics for the Midstream Services segment.

For Fiscal Years Ended September 30,	2005	2004	2003

Wholesale volumes sold (MDth)	66,290	60,262	54,045
Hub volumes delivered (MDth)	22,784	19,381	19,501
Number of hub customers	20	32	28

Retail Energy Services Segment. Revenues for fiscal 2005 increased $71.5 million primarily due to higher gas and electric prices and volumes. Operating income improved $4.8 million, driven by higher margins, higher load and lower operating costs, partially offset by a $3.1 million mark-to-market loss related to the application of fair value hedge accounting to certain Retail storage inventory transactions. The Company uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value hedge accounting, which Retail is using for certain storage

  Peoples Energy   30

activity, the mark-to-market adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period.

Revenues for fiscal 2004 increased from last year by $72.3 million primarily due to continued customer and volume growth and higher gas and electric prices. Operating income increased by $3.3 million due to customer growth and enhanced gas margin, partially offset by a write-down of $1.1 million in assets related to exiting the distributed generation market.

The following table summarizes operating statistics for Peoples Energy Services.

	For Fiscal Years Ended
	September 30,

(In Thousands, Except Customers)	2005	2004	2003

Gas sales usage sendout (Dth)	49,923	47,965	41,722
Number of gas customers	23,389	24,744	19,081
Electric sales usage sendout (Mwh)	1,397	1,113	924
Number of electric customers	2,268	1,901	1,463

Corporate and Other Segment. The operating loss for fiscal 2005 decreased $19.6 million primarily due to direct labor savings of $6.8 million as a result of the restructuring, the $6.8 million gain resulting from the sale of the Trigen-Peoples’ district heating and cooling plant, and a $3.9 million decrease in costs resulting from the 2004 organizational restructuring.

The operating loss for fiscal 2004 increased $16.6 million due primarily to the corporate restructuring plan resulting in aggregate costs of $17.0 million recorded in this segment.

Critical Accounting Policies
In preparing the Company’s financial statements using GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those that are important to the representation of the Company’s financial condition and results of operations. They require management’s most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. The Company discusses its critical accounting policies, as well as other accounting policies, with senior members of management and the Audit Committee, as appropriate. There were no material changes in the application of each of the critical accounting policies listed below during fiscal 2005. (See Note 1M of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.)

Regulated Operations. Due to the regulation of the Company’s utility subsidiaries, certain transactions are recorded based on the accounting prescribed in SFAS No. 71. Under this statement certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates. Accordingly, actions of the Commission could have an effect on the amount recovered from or refunded to customers. Any differences between recoverable and refundable amounts and the amounts deferred would be recorded as income or expense at the time of any Commission action. If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continued through rates established and collected for the remaining regulated operations. No such change is foreseen by management. (See Note 1I of the Notes to Consolidated Financial Statements for a summary of regulatory assets and liabilities recorded under this policy.)

Environmental Activities Relating to Former Manufactured Gas Operations. The Company’s utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (manufactured gas sites). The utility subsidiaries are accruing and deferring the costs they incur in connection with environmental activities at the manufactured gas sites pending recovery through rates or from other entities. The amounts deferred include costs incurred but not yet recovered through rates and management’s best estimates of the costs that the utilities will incur in investigating and remediating the manufactured gas sites. Management’s estimates are based upon a probabilistic

 Peoples Energy 31

model and an ongoing review by management and its outside consultants of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other PRPs. (See Notes 1I and 6 of the Notes to Consolidated Financial Statements for deferred environmental costs recorded as regulatory assets and a discussion of environmental matters.)

Retirement and Postretirement Benefits. The calculation of pension expense (credits) relies on actuarial assumptions including discount rate, long-term rate of return on assets and assumed future increases in compensation. These assumptions are determined annually and changes to the assumptions can have a material effect on the amounts recorded from year to year. The Company bases its discount rate assumption on yields of high quality long-term, fixed-income bonds. A decrease in the assumed discount rate of 25 basis points would have increased fiscal 2005 pension expense by $1.1 million.

Additionally, when an employee retires and takes his/her retirement benefit as a lump sum, a settlement amount under SFAS No. 88 is calculated representing a portion of unrecognized gains and losses. The Company has chosen to record this amount in the current period instead of amortizing the difference over the expected average service life of the remaining participants. Both methods are acceptable under GAAP. Therefore, the timing of retirements can have an effect on the amount recorded in any given year. (See Note 10 of the Notes to Consolidated Financial Statements for current year assumptions.)

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. Through the use of an independent actuary, the Company accrues the expected costs of such benefits during a portion of the employees’ years of service. This accrual is based on assumptions regarding discount rates, rate of return on assets and health care cost trend rates. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2005, by $13.4 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $2.3 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2005, by $12.3 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $2.0 million annually. A decrease in the assumed discount rate of 25 basis points would have increased postretirement benefit cost expense by $0.5 million. (See Note 10 of the Notes to Consolidated Financial Statements for current year assumptions.)

Derivative Instruments and Hedging Activities. The Company enters into financial derivative contracts to hedge price risk on natural gas and oil purchases and sales. For each contract, management must determine whether the underlying transaction qualifies as a hedge under derivative accounting rules prescribed in SFAS No. 133. If contracts do qualify as hedges, they have the effect of reducing, but not completely eliminating, volatility in earnings. For contracts not qualifying as hedges, the change in the fair value of these contracts is recorded in income monthly and results in potentially significant impacts, both positive and negative. Additionally, due to the nature of the Company’s businesses, many of the Company’s contracts for physical purchases and sales of gas, oil or power meet the definition of a derivative, but are exempt from derivative accounting requirements under the normal purchases and sales exemption. Under this exemption, if the transactions are clearly intended to meet the requirements of customers, mark-to-market accounting is not required. Management judgment is required to make this determination. The Company manages its interest rate risk by maintaining the levels of floating and fixed rate interest payments within a specified range. (See Note 1J of the Notes to Consolidated Financial Statements for further discussion of the Company’s cash flow and fair value hedging strategies and the mark-to-market derivative instruments.)

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

  Peoples Energy   32

LIQUIDITY AND CAPITAL RESOURCES
The following is a summary of cash flows for the Company:

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Net cash provided by operating activities	$283,571	$202,292	$205,779
Net cash used in investing activities	$(159,522)	$(164,763)	$(169,499)
Net cash used in financing activities	$(113,091)	$(43,949)	$(28,065)

Cash provided by operating activities for fiscal 2005 increased due to favorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in accrued taxes and gas in storage exclude certain noncash transactions (for gas in storage, primarily the effects of mark-to-market accounting). Additionally, balance sheet changes in intercompany assets/liabilities of People Gas and North Shore Gas exclude the noncash effects of derivative activity conducted on their behalf by Peoples Energy. Net cash used in investing activities in fiscal 2005 decreased compared to 2004 as a result of decreased capital spending primarily in the Oil and Gas Production segment offset by an increase in deposits associated with the Company’s commodity hedging activities. The increase in net cash used in financing activities in fiscal 2005 compared to 2004 was primarily due to increased retirements of commercial paper, lower amounts of debt issued (net of retirements) and to lower amounts of common stock issued under the continuous equity program and the LTIC Plan in fiscal 2005 compared to fiscal 2004.

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

Balance Sheet Variations
Total assets at September 30, 2005, increased $443.0 million as compared to September 30, 2004, due to additional capital investment in the Oil and Gas Production segment, increases in receivables, primarily from utility hedge activity and related gas price increases, and increases in deferred tax assets (mainly utility hedge activity). Increases in regulatory assets and gas inventory levels at the diversified energy segments also contributed to the increase in total assets. The increase in current liabilities was driven by increases related to hedge and utility regulatory liabilities, partially offset by a reduction in commercial paper. Long-term liabilities increased primarily as a result of utility environmental liabilities (see Note 6 of the Notes to Consolidated Financial Statements). Common stockholders’ equity decreased as a result of an increase in accumulated other comprehensive income driven largely by mark-to-market hedge losses associated with the Oil and Gas Production segment. This decrease was partially offset by common stock issued through the Direct Purchase and Investment Plan and LTIC Plan.

Financial Sources
The Company and Peoples Gas have access to outside capital markets, commercial paper markets and internal sources of funds that together provide sufficient resources to meet their working capital and long-term capital requirements. North Shore Gas has access to outside capital markets to meet long-term capital requirements and uses internal sources of funds and loans from the Company and Peoples Gas to meet working capital needs. Changes that could materially alter its liquidity position include the effect of high gas prices on utility working capital and on hedge-related margin requirements for the upcoming heating season and an uncertain but possible adverse Commission ruling in connection with the 2001 Gas Charge Reconciliation Case as described in Note 7A of Notes to Consolidated Financial Statements.

Due to the seasonal nature of gas usage, a major portion of the utilities’ cash collections occurs between January and June. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time to time on a short-term basis. Short-term borrowings are repaid with cash from operations or other short-term borrowings or are refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

 Peoples Energy 33

In addition to cash generated internally by operations, as of September 30, 2005, the Company has credit facilities of $475 million (Peoples Energy, $225 million; Peoples Gas, $250 million). These facilities primarily support the Company’s and Peoples Gas’ ability to borrow using commercial paper. As of September 30, 2005, $216.8 million of Peoples Energy’s $225 million line was available and all of Peoples Gas’ $250 million facilities were available. The Peoples Energy $225 million facility expires in March 2007 and the Peoples Gas’ $250 million facilities expire in July 2010. The credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. Due to expected high gas prices for the upcoming heating season, in November 2005 the Company arranged for seasonal credit facilities with three banks under which the Company may borrow up to an additional $50 million through May 1, 2006, for general corporate purposes and commercial paper backup. The Company’s credit facilities generally contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company’s consolidated debt-to-total capital ratio exceeds 65%. Peoples Gas and North Shore have the ability to borrow from Peoples Energy and to loan up to $50 million between the two utilities. As of September 30, 2005, there were no loans from Peoples Energy to Peoples Gas or North Shore Gas. As of September 30, 2005, Peoples Gas had a $0.4 million loan from North Shore Gas.

The current credit ratings for the Company, Peoples Gas and North Shore Gas are summarized in the table below.

Peoples Gas/
	Corporate		North Shore	Company	Peoples Gas
	Credit	Company Senior	Gas Senior	Commercial	Commercial
	Rating	Unsecured Debt	Secured Debt	Paper	Paper

Moody’s	n/a	A3	Aa3	P-2	P-1
Standard and Poor’s	A-	BBB+	A-	A-2	A-2
Fitch Ratings	n/a	A	AA-	F1	F1

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

Changes in Debt Securities
During fiscal 2005, the Company continued to take advantage of the low interest rate environment to refinance existing higher interest rate debt. (See Note 13A of the Notes to Consolidated Financial Statements for details of fiscal 2005’s refinancing activity.)

On July 12, 2005, Peoples Gas entered into a 5-year syndicated revolving credit agreement with eleven financial institutions that provides backup for Peoples Gas’ seasonal commercial paper borrowing program. The maximum amount that may be borrowed under the credit agreement is $250 million. This replaces the previous $200 million credit facility that was scheduled to expire in August 2005.

Changes in Equity Securities
The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or “at-the-market” offerings. As of September 30, 2005, a total of 1,235,700 shares of common stock had been issued through the continuous equity offering, 377,400 shares in fiscal 2004 and 858,300 shares in fiscal 2003. Proceeds, net of issuance costs, totaled $15.5 million in fiscal 2004 and $32.4 million in fiscal 2003. During fiscal 2005 and through the date of filing the Company’s Form 10-K with the SEC, the Company has not issued any additional shares under this registration statement. However, the Company did issue common stock through its Long-Term Incentive Compensation Plan, 2004 Incentive Compensation Plan, Direct Purchase and Investment Plan and its ESPP. (See Note 16 of the Notes to Consolidated Financial Statements.)

Financial Uses
Capital Spending. In fiscal 2005, the Company spent $162.8 million on capital projects. The Gas Distribution segment spent $82.8 million on property, plant and equipment, of which $73.0 million was spent by Peoples Gas

  Peoples Energy   34

and $9.8 million was spent by North Shore Gas. The majority of the remaining $80.0 million was spent by the Oil and Gas Production segment, which spent $74.2 million on the acquisition of reserves, drilling projects and the exploitation of the acquired and existing assets. Management currently estimates that capital spending for fiscal 2006 will total approximately $260.0 million.

Dividends. On February 4, 2005, the Company’s Board of Directors voted to raise the regular quarterly dividend on the Company’s common stock from 54 cents per share to 54 1/2 cents per share. The first payment at this new level was made on April 15, 2005, to shareholders of record at the close of business on March 22, 2005.

Interest Coverage
The fixed charges coverage ratios for the Company, Peoples Gas and North Shore Gas are as follows:

For Fiscal Years Ended September 30,	2005	2004	2003

Peoples Energy	3.23	3.29	4.40
Peoples Gas	4.20	4.30	6.62
North Shore Gas	5.87	5.83	7.45

The decrease in the ratio for the Company in fiscal 2005 and 2004 from 2003 levels reflects lower pretax income partially mitigated by lower interest expense in fiscal 2004.

The decrease in the ratio for Peoples Gas in fiscal 2005 and 2004 from 2003 levels reflects lower pretax income partially mitigated by lower interest rates in fiscal 2004.

The decrease in the ratio for North Shore Gas in fiscal 2005 and 2004 reflects lower pretax income while interest expense was flat.

Commitments and Contractual Obligations
Off-Balance Sheet Arrangements. Off-balance sheet debt at September 30, 2005 and 2004, consists of the Company’s pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples (zero and $15.0 million), EnerVest ($2.9 million and $2.5 million) and Elwood ($174.3 million and $182.7 million). The Company believes this off-balance sheet financing will not have a material effect on the Company’s future financial condition. The Company also has commercial obligations of $83.1 million in guarantees, $11.6 million in letters of credit and $37.2 million in operating leases at September 30, 2005. (See Notes 4 and 9 of the Notes to Consolidated Financial Statements for further descriptions and details of the Company’s off-balance sheet arrangements.)

Contractual Obligations. The Company has certain contractual obligations directly related to the Company’s operations and unconsolidated equity investees. The majority of these are guarantees of debt service and performance (related to unconsolidated equity investees), as well as substantial commitments for gas supply, transportation and storage. (See Note 9 of the Notes to the Consolidated Financial Statements.)

The following table summarizes the Company’s long-term minimum contractual obligations.

	Payments Due by Period

		Less than	1 to	4 to	More than
(In Millions)	Total	1 Year	3 Years	5 Years	5 Years

Total debt (See Note 13)	$903.7	$8.1	$—	$50.0	$845.6
Estimate of interest payments on debt(1)	647.7	50.1	91.7	90.7	415.2
Operating leases (See Note 9C)	37.2	3.7	7.5	8.1	17.9
Purchase obligations(2)	492.0	347.6	99.3	23.6	21.5
Minimum pension funding(3) (See Note 10)	41.6	4.3	35.0	2.3	—

Total contractual cash obligations	$2,122.2	$413.8	$233.5	$174.7	$1,300.2

(1)	Includes interest on fixed and adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at 9/30/05.
(2)	Includes gas purchases, storage, transportation, information technology-related and miscellaneous long-term and short-term capital purchase commitments.
(3)	Minimum pension funding is an estimate of the contributions that would be required pursuant to the Employee Retirement Income Security Act to fund benefits earned as of October 1, 2005. Additional contributions may be made to fund benefits accruing after October 1, 2005, or on a discretionary basis.

 Peoples Energy 35

The Company also entered into an amended and restated revolving credit facility in July 2005 with Dominion to jointly lend up to $20 million to Elwood to meet working capital needs. The Company’s share is $10 million. The facility has been extended until July 2006 and will be automatically extended for one year annually thereafter unless any of the parties provide notice to terminate the facility. The outstanding loans would earn interest at the A-2/P-2 commercial paper rate plus 50 basis points. No borrowings were outstanding under the facility as of September 30, 2005.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 6A of the Notes to Consolidated Financial Statements.) North Shore Gas received a demand from a responsible party under CERCLA for environmental costs associated with a site in Denver, Colorado. (See Note 6B of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. Proceedings regarding Peoples Gas and North Shore Gas for fiscal year 2001, 2002, 2003, 2004 and 2005 costs are currently pending before the Commission. In September 2005, the ALJ in the Peoples Gas 2001 gas cost reconciliation case issued a proposed order which recommends a $118.6 million refund to customers. The ALJ has not issued a proposed order in the 2001 North Shore Gas reconciliation case. In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas’ gas reconciliation proceedings. On March 21, 2005, the Illinois Attorney General (AG) and Chicago filed lawsuits against the Company and several of its subsidiaries alleging violations against its customers under certain state and city consumer fraud laws, respectively. The Company has also received a subpoena from the U.S. Commodity Futures Trading Commission. (See Note 7 of the Notes to Consolidated Financial Statements.)

Indenture Restrictions
North Shore Gas’ indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2005, such restrictions amounted to $6.9 million of North Shore Gas’ total retained earnings of $80.6 million.

Peoples Energy Resources owns a 50% equity interest in Elwood. Elwood’s trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 5, 2005, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood’s actual debt service coverage ratio was approximately 1.5 to 1.0.

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS
The financial results of Peoples Gas and North Shore Gas are reported primarily within the Gas Distribution segment. In fiscal 2006 the Gas Distribution segment will include Peoples Gas hub operations, presented below as part of Midstream Services. Operating income (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	Peoples Gas				North Shore Gas

			Corporate			Corporate
	Gas	Midstream	and		Gas	and
(In Thousands)	Distribution	Services	Adjustments	Total	Distribution	Adjustments	Total

For the Fiscal Year Ended
September 30, 2005 (GAAP)	$105,135	$8,534	$(18,110)	$95,559	$22,909	$(1,864)	$21,045
September 30, 2005 (non-GAAP)(1)	105,135	8,534	(9,320)	104,349	22,909	(1,242)	21,667
September 30, 2004 (GAAP)	111,791	6,353	(30,336)	87,808	24,825	(3,493)	21,332
September 30, 2004 (non- GAAP)(1)	111,791	6,353	(20,650)	97,494	24,825	(2,611)	22,214
September 30, 2003	147,419	10,096	(12,720)	144,795	28,563	(1,652)	26,911

(1)	Ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of restructuring costs of $8.8 million and $0.6 million for fiscal 2005 and $9.7 million and $0.9 million for fiscal 2004 at Peoples Gas and North Shore Gas, respectively. See Item 7—MD&A—Executive Summary—for a discussion of management’s use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

  Peoples Energy   36

The following discussions supplement Peoples Gas’ and North Shore Gas’ information included in Liquidity and Capital Resources and in the Company’s Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion
GAAP net income for Peoples Gas for fiscal 2005 was $49.3 million compared to $45.4 million in fiscal 2004. Excluding costs related to the 2004 organizational restructuring, ongoing net income (non-GAAP) at Peoples Gas was $54.6 million and $51.2 million for fiscal years 2005 and 2004, respectively.

Revenues for Peoples Gas for fiscal 2005 increased $145.3 million from the previous period. The main reason for the increase was the impact on revenues of higher gas prices ($179.0 million). Partially offsetting these effects were lower revenues resulting from a decrease in deliveries due to weather ($26.5 million) that was 4% warmer than the previous period and a decrease in normalized deliveries. GAAP operating income increased $7.8 million from fiscal 2004. Operating income was favorably impacted by decreased labor costs related to the organizational restructuring ($8.6 million) and a decrease in depreciation expense ($5.7 million) primarily due to the Commission Depreciation Order. Negative impacts on 2005 results include lower deliveries resulting from warmer weather ($4.5 million).

Interest expense for Peoples Gas for fiscal 2005 increased $2.7 million over last year primarily due to higher interest rates.

Fiscal 2004 revenues decreased approximately $12.3 million from the previous period. The decrease was mainly due to a decline in deliveries resulting from weather ($69.0 million) that was 9% warmer than the previous period, lower non-weather-related delivery variations ($28.0 million) and lower hub results ($3.6 million). Partially offsetting these effects were higher gas prices ($90.0 million). Operating income decreased $57.0 million due mainly to the effects of weather ($13.0 million), lower non-weather-related deliveries ($7.5 million), the effect of the accounts receivable adjustment ($5.8 million) described in Note 17 of the Notes to Consolidated Financial Statements, and lower hub results ($3.7 million). Also negatively impacting operating income comparisons were reductions in municipal and state utility tax accruals recorded in the previous period ($10.0 million), a restructuring charge ($9.7 million), and increases in pension expense ($9.7 million) and other nonlabor operating costs. Partially offsetting these effects was a decrease in the provision for uncollectible accounts ($5.5 million).

Fiscal 2004 interest expense for Peoples Gas decreased $1.2 million from fiscal 2003 due to lower interest rates on variable rate debt and to the retirement or refinancing of higher cost notes and bonds.

North Shore Gas Discussion
GAAP net income for North Shore Gas for fiscal 2005 was $11.4 million compared to $11.1 million in fiscal 2004. Excluding costs related to the 2004 organizational restructuring, ongoing net income (non-GAAP) at North Shore Gas was $11.8 million and $11.6 million for fiscal years 2005 and 2004, respectively.

Revenues for North Shore Gas for fiscal 2005 increased $37.8 million over the prior period mainly due to the impact on revenues of higher gas prices ($42.0 million). Partially offsetting these effects were lower revenues resulting from a decrease in deliveries due to weather ($4.0 million) that was 4% warmer compared to the prior period. GAAP operating income for fiscal 2005 was flat compared to fiscal 2004. The fiscal 2005 results were favorably impacted by a decrease in depreciation expense ($1.4 million) primarily due to the Commission Depreciation Order and negatively impacted by an increase in pension expense ($1.0 million).

Fiscal 2004 revenues for North Shore Gas decreased $9.3 million over the previous period resulting from a decrease in deliveries ($11.0 million) due primarily to warmer weather. Operating income decreased $5.6 million due mainly to the effects of weather ($2.0 million), lower non-weather-related deliveries ($1.0 million) and the effect of the accounts receivable adjustment ($1.1 million) described in Note 17 of the Notes to Consolidated Financial Statements. Also contributing to lower operating income was the restructuring charge of $0.9 million and increases in pension expense ($0.7 million), group insurance expense ($0.5 million), and outside services expense ($0.1 million), partially offset by a decrease in the provision for uncollectible accounts ($0.5 million).

 Peoples Energy 37

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

				Increase/(Decrease)
	For Fiscal Years Ended September 30,
				Fiscal 2005 vs.	Fiscal 2004 vs.
Margin Data (In Thousands)	2005	2004	2003	Fiscal 2004	Fiscal 2003

Gas Distribution revenues:
Sales
Residential	$1,086,435	$974,143	$974,453	$112,292	$(310)
Commercial	175,904	155,934	148,785	19,970	7,149
Industrial	28,720	24,112	24,923	4,608	(811)

Total sales	1,291,059	1,154,189	1,148,161	136,870	6,028

Transportation
Residential	30,699	30,645	36,076	54	(5,431)
Commercial	42,329	41,131	45,043	1,198	(3,912)
Industrial	16,994	16,656	17,402	338	(746)
Contract pooling	18,381	14,017	19,037	4,364	(5,020)

Total transportation	108,403	102,449	117,558	5,954	(15,109)

Other Gas Distribution revenues	14,578	15,117	14,721	(539)	396

Total Gas Distribution revenues	1,414,040	1,271,755	1,280,440	142,285	(8,685)
Less: Gas costs	853,453	723,771	697,824	129,682	25,947

Gross margin	560,587	547,984	582,616	12,603	(34,632)
Less: Revenue taxes and surcharges	136,115	125,500	122,849	10,615	2,651
Environmental costs recovered	28,574	16,206	20,534	12,368	(4,328)

Net margin(1)	$395,898	$406,278	$439,233	$(10,380)	$(32,955)

Gas Distribution deliveries (MDth):
Gas sales
Residential	91,217	97,035	106,488	(5,818)	(9,453)
Commercial	16,022	16,856	17,704	(834)	(848)
Industrial	2,801	2,790	3,243	11	(453)

Total gas sales	110,040	116,681	127,435	(6,641)	(10,754)

Transportation
Residential	19,134	20,210	23,209	(1,076)	(2,999)
Commercial	35,024	37,287	39,495	(2,263)	(2,208)
Industrial	17,662	18,139	19,669	(477)	(1,530)

Total transportation	71,820	75,636	82,373	(3,816)	(6,737)

Total Gas Distribution deliveries	181,860	192,317	209,808	(10,457)	(17,491)

Gross margin per Dth delivered	$3.08	$2.85	$2.78	$0.23	$0.07

Net margin per Dth delivered	$2.18	$2.11	$2.09	$0.07	$0.02

Average cost per Dth of gas sold	$7.76	$6.20	$5.48	$1.56	$0.72

Actual heating degree days	5,865	6,091	6,684	(226)	(593)
Normal heating degree days(2)	6,427	6,427	6,427
Actual heating degree days as a percent of normal (actual/normal)	91	95	104

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding Peoples Gas’ operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.
(2)	Normal heating degree days are based on a 30-year average of monthly temperatures at Chicago’s O’Hare Airport for the years 1970-1999.

  Peoples Energy   38

North Shore Gas Company
Gas Distribution Statistics

				Increase/(Decrease)
	For Fiscal Years Ended September 30,
				Fiscal 2005 vs.	Fiscal 2004 vs.
Margin Data (In Thousands)	2005	2004	2003	Fiscal 2004	Fiscal 2003

Gas Distribution revenues:
Sales
Residential	$204,281	$174,356	$181,474	$29,925	$(7,118)
Commercial	33,808	28,822	30,060	4,986	(1,238)
Industrial	7,648	6,212	6,539	1,436	(327)

Total sales	245,737	209,390	218,073	36,347	(8,683)

Transportation
Residential	1,661	1,709	1,457	(48)	252
Commercial	6,390	6,154	5,777	236	377
Industrial	2,886	2,781	2,931	105	(150)
Contract pooling	2,313	1,355	2,423	958	(1,068)

Total transportation	13,250	11,999	12,588	1,251	(589)

Other Gas Distribution revenues	1,474	1,320	1,343	154	(23)

Total Gas Distribution revenues	260,461	222,709	232,004	37,752	(9,295)
Less: Gas costs	180,923	144,747	150,054	36,176	(5,307)

Gross margin	79,538	77,962	81,950	1,576	(3,988)
Less: Revenue taxes and surcharges	14,210	13,341	14,090	869	(749)
Environmental costs recovered	1,863	1,178	804	685	374

Net margin(1)	$63,465	$63,443	$67,056	$22	$(3,613)

Gas Distribution deliveries (MDth):
Gas sales
Residential	19,212	19,904	22,033	(692)	(2,129)
Commercial	3,327	3,447	3,851	(120)	(404)
Industrial	806	807	905	(1)	(98)

Total gas sales	23,345	24,158	26,789	(813)	(2,631)

Transportation
Residential	793	851	760	(58)	91
Commercial	6,215	6,359	5,579	(144)	780
Industrial	5,469	5,617	5,320	(148)	297

Total transportation	12,477	12,827	11,659	(350)	1,168

Total Gas Distribution deliveries	35,822	36,985	38,448	(1,163)	(1,463)

Gross margin per Dth delivered	$2.22	$2.11	$2.13	$0.11	$(0.02)

Net margin per Dth delivered	$1.77	$1.72	$1.74	$0.05	$(0.02)

Average cost per Dth of gas sold	$7.75	$5.99	$5.60	$1.76	$0.39

Actual heating degree days	5,865	6,091	6,684	(226)	(593)
Normal heating degree days(2)	6,427	6,427	6,427
Actual heating degree days as a percent of normal (actual/normal)	91	95	104

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding North Shore Gas’ operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.
(2)	Normal heating degree days are based on a 30-year average of monthly temperatures at Chicago’s O’Hare Airport for the years 1970-1999.

 Peoples Energy 39

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various business risks associated with commodity prices, weather, interest rates, and credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program includes, among other things, the use of financial derivatives.

Quantitative and qualitative disclosures about market risk are reported under Item 1A— Risk Factors and below under Risk Management Activities.

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

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during fiscal 2005 and 2004. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally, hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales or cost of purchases in income), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type

	Cash Flow Hedges		Fair Value Hedges		Mark-to-Market

(In Thousands)	2005	2004	2005	2004	2005	2004

Value of contracts outstanding at October 1	$(89,306)	$(24,164)	$(139)	$(65)	$27,678	$(13,734)
Loss on contracts discontinued as cash flow hedges	2,956	—	—	—	2,956	—
Less: Gain (loss) on contracts realized or otherwise settled during the year	(64,841)	(24,958)	(2)	660	17,159	9,557
Plus: Unrealized gain (loss) on new contracts entered into during the period and outstanding at year-end	(20,797)	(50,731)	(20,790)	(139)	199,012	33,652
Plus: Other unrealized gain (loss), primarily changes in market prices on contracts outstanding at the beginning of the year	160,598	(39,369)	(530)	725	2,299	17,317

Value of contracts outstanding at September 30	$(202,904)	$(89,306)	$(21,457)	$(139)	$204,276	$27,678

The following table is a summary of the fair market value of commodity derivatives by type at September 30, 2005. Valuations are based on the NYMEX closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

Commodity Derivatives

________________________________________________________________________________
(Fair Value amounts in thousands)

		Volumes	Price Per
Futures/Forwards	Maturity	(MMbtu’s)	MMbtu	Fair Value

Long Natural Gas	Less than 1 Year	16,039,861	5.92–16.64	$19,115
Short Natural Gas	Less than 1 Year	24,983,668	6.03–15.00	(52,621)
Long Natural Gas	2–4 Years	1,463,914	6.19–11.01	1,894
Short Natural Gas	2–4 Years	1,275,000	6.77–12.65	(26)

		43,762,443		$(31,638)

  Peoples Energy   40

		Volumes	Price Per
Options	Maturity	(MMbtu’s)	MMbtu	Fair Value

Long Natural Gas	Less than 1 Year	30,459,250	3.50–20.00	$75,841
Short Natural Gas	Less than 1 Year	30,213,750	4.23–11.00	(41,277)
Long Natural Gas	2–4 Years	4,375,000	5.00–13.50	297
Short Natural Gas	2–4 Years	4,375,000	5.66– 8.30	(16,453)

		69,423,000		$18,408

		Volumes	Price Per
Swaps (NG)	Maturity	(MMbtu’s)	MMbtu	Fair Value

Long Natural Gas	Less than 1 Year	80,876,215	3.01–13.90	$143,266
Short Natural Gas	Less than 1 Year	38,577,500	2.05–13.98	(89,072)
Long Natural Gas	2–4 Years	22,499,516	5.68–11.57	2,774
Short Natural Gas	2–4 Years	38,033,500	2.11–10.26	(44,007)
Long Natural Gas	Greater than 5 Years	151,107	7.80	(35)

		180,137,838		$12,926

		Volumes	Price Per
Swaps (OIL)	Maturity	(Bbl’s)	Bbl	Fair Value

Short WTI Crude Oil	Less than 1 Year	365,000	22.50–31.05	$(13,833)
Short WTI Crude Oil	2–4 Years	255,700	37.50–56.60	(5,281)

		620,700		$(19,114)

		Volumes	Price Per
Total (NG)	Maturity	(MMbtu’s)	MMbtu	Fair Value

Long Natural Gas	Less than 1 Year	127,375,326	3.01–20.00	$238,222
Short Natural Gas	Less than 1 Year	93,774,918	2.05–15.00	(182,970)
Long Natural Gas	2–4 Years	28,338,430	5.00–13.50	4,965
Short Natural Gas	2–4 Years	43,683,500	2.11–12.65	(60,486)
Long Natural Gas	Greater than 5 Years	151,107	7.80	(35)

		293,323,281		$(304)

		Volumes	Price Per
Total (OIL)	Maturity	(Bbl’s)	Bbl	Fair Value

Short WTI Crude Oil	Less than 1 Year	365,000	22.50–31.05	$(13,833)
Short WTI Crude Oil	2–4 Years	255,700	37.50–56.60	(5,281)

		620,700		$(19,114)

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions (sales and purchases) caused by changes in the marketplace. These instruments are designated cash flow hedges, which allow for the unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from cash flow hedges are recorded in the income statement in the same month the related physical sales and purchases and interest expense are recorded. Cash flow hedge accounting is discontinued when it is no longer probable that the original forecasted transactions will occur. The carrying value of contracts which no longer qualify for hedge accounting are prospectively marked-to-market, with the change in value recorded in the income statement. If the original forecasted transactions are probable of not occurring, any amounts previously recorded in other comprehensive income are immediately recorded in the income statement. Hedge ineffectiveness can result from differences in critical terms (such as location) between the hedging instrument and the hedged transaction and result in the immediate recognition of gains or losses. In the Oil and Gas Production segment, differentials can widen between NYMEX prices and field prices, creating earnings volatility, as was seen for fiscal 2005 ($8.4 million, pretax) due primarily to hurricanes Katrina and Rita.

Fair Value Hedges. The Company uses financial and physical hedges to protect the value of a portion of Midstream Services’ and Retail Energy Services’ respective gas in storage and these are accounted for as fair value hedges. The change in value of these hedges and the change in value of the inventory hedged are expected to largely offset in each reporting period in the income statement. During the year ended September 30, 2005, the Retail Energy Services and Midstream Services segments recorded mark-to-market losses of $3.1 million and $0.2 million, respectively, related to the application of fair value hedge accounting to certain storage inventory

 Peoples Energy 41

transactions. The Retail Energy Services segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which is used for certain storage activity, the mark to market adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked to market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. This accounting loss will reverse next year as the volumes are withdrawn from storage. At September 30, 2005, hedged gas inventory at Retail Energy Services and Midstream Services had a combined fair value of $44.1 million, including mark-to-market write-ups in inventory totaling $17.6 million for changes in spot prices. Derivative liabilities totaling $20.9 million were recorded for the fair value of the derivatives used to hedge this inventory.
Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility’s cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities’ tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71 allows these mark-to-market derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas. The following table summarizes the market value of these outstanding instruments and other derivative instruments that do not qualify for hedge accounting and are recorded on a mark-to-market basis. All amounts are expected to be settled during the next 12 months.

	September 30,

(In Thousands)	2005	2004

Peoples Gas mark-to-market asset (liability)	$172,549	$22,768
North Shore Gas mark-to-market asset (liability)	33,754	4,653
Other mark-to-market asset (liability)	(2,027)	257

Total	$204,276	$27,678

Weather Risk
The Company’s Gas Distribution earnings vary due to the warmth or severity of the weather. The Company has managed this risk through the purchase of weather insurance and the use of block rates in utility rate design. Block rates help mitigate the effect of warm weather by allowing greater cost recovery on the first volumes through the meter and less on the last volumes. The insurance in place for fiscal 2005 was provided by a subsidiary of X.L. America, Inc. and protected the Company for a portion of lost revenue incurred when weather was more than 5% warmer than normal. In fiscal 2005 the Company recognized as additional revenues $3.5 million in insurance recoveries. No weather insurance was purchased for fiscal 2006 as the Company views the current market pricing for this product as excessive relative to the risk it would protect against.

The Retail Energy Services and Midstream Services business segments can also be affected by weather variations. Storage, swing supply and weather derivatives are used or are available to protect earnings and ensure performance.

Interest Rate Risk
The Company periodically utilizes derivative instruments that qualify as cash flow hedges to reduce interest rate risk associated with the issuance of debt. During fiscal 2003, the Company entered into treasury lock agreements totaling $115.0 million that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings. On April 24, 2003, in connection with the issuance of the utility subsidiaries’ new debt, the Company unwound all of its treasury lock positions resulting in a $0.7 million loss charged by Peoples Gas and a $0.4 million loss charged by North Shore Gas to other comprehensive income. These amounts are amortized over the 10-year term of the new debt.

The Company uses interest rate derivatives to adjust the portfolio composition of fixed-rate and floating rate debt and it accounts for these derivatives as fair value hedges. In August 2004, the Company entered into a six-month LIBOR-based interest rate swap agreement on $50.0 million of its $325.0 million 6.90% Series A Notes, due January 15, 2011. Under this agreement, the Company will receive the fixed price of 6.90% and pay six-month LIBOR plus a defined spread on the notional amount of $50.0 million. The payments will reset on the 15th day of each January and July until maturity of the Series A Notes.

  Peoples Energy   42

Credit Risk
The Company has established a credit policy to mitigate the effect of nonperformance on wholesale transactions. Pursuant to this policy, a credit limit is established for all counterparties based on a review of their financial condition. The Company reviews, and changes when necessary, its credit underwriting and monitoring procedures. The Company has adequate financial assurance provisions in its commercial agreements that permit the Company to call for credit support when warranted. Action may include the calling of collateral, adjusting credit lines, changing payment terms or reducing future business. In addition, netting arrangements and requirements to post margin are used to further reduce credit exposure.

Credit risk for the utility companies is spread over a diversified base of residential, commercial and industrial customers. Customers’ payment records are continually monitored and credit deposits are required, when appropriate.

The Company is closely monitoring the creditworthiness of Aquila, one of two companies currently contracting with Elwood for plant capacity and output. Aquila’s senior unsecured debt rating by Moody’s has been B2 since September 2004. In September 2005, Moody’s revised Aquila’s credit outlook from stable to positive. S&P placed Aquila on CreditWatch Positive in September 2005; Aquila’s senior unsecured debt rating remains at B- pending resolution of the CreditWatch. Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.6 million.

 Peoples Energy 43

ITEM 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm
Peoples Energy	45
Peoples Gas	46
North Shore Gas	47
Consolidated Statements of Income for Fiscal Years Ended September 30, 2005, 2004 and 2003
Peoples Energy	48
Peoples Gas	53
North Shore Gas	58
Consolidated Balance Sheets at September 30, 2005 and 2004
Peoples Energy	49
Peoples Gas	54
North Shore Gas	59
Consolidated Capitalization Statements at September 30, 2005 and 2004
Peoples Energy	50
Peoples Gas	55
North Shore Gas	60
Consolidated Statements of Stockholders’ Equity for Fiscal Years Ended September 30, 2005, 2004 and 2003
Peoples Energy	51
Peoples Gas	56
North Shore Gas	61
Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2005, 2004 and 2003
Peoples Energy	52
Peoples Gas	57
North Shore Gas	62
Notes to Consolidated Financial Statements	63

  Peoples Energy   44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation and subsidiary companies (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

[DELOITTE & TOUCHE LLP SIG]

DELOITTE & TOUCHE LLP

Chicago, Illinois
December 9, 2005

 Peoples Energy 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company and subsidiary companies (hereinafter referred to as Peoples Gas, a wholly owned subsidiary of Peoples Energy Corporation) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of Peoples Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Peoples Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the internal control over financial reporting of Peoples Gas. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Gas at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

[DELOITTE & TOUCHE LLP SIG]

DELOITTE & TOUCHE LLP

Chicago, Illinois
December 9, 2005

  Peoples Energy   46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company and subsidiary companies (hereinafter referred to as North Shore Gas, a wholly owned subsidiary of Peoples Energy Corporation) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of North Shore Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. North Shore Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the internal control over financial reporting of North Shore Gas. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Shore Gas at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

[DELOITTE & TOUCHE LLP SIG]

DELOITTE & TOUCHE LLP

Chicago, Illinois
December 9, 2005

 Peoples Energy 47

CONSOLIDATED STATEMENTS OF INCOME

Peoples Energy Corporation

(In Thousands, Except Per-Share Amounts) For Fiscal Years Ended September 30,	2005	2004	2003

Revenues	$2,599,585	$2,260,199	$2,138,394

Operating Expenses:
Cost of energy sold	1,805,369	1,467,777	1,329,023
Operation and maintenance, excluding restructuring and environmental costs	321,712	326,894	317,153
Restructuring costs	13,141	17,000	—
Environmental costs	30,437	17,384	21,338
Depreciation, depletion and amortization	110,920	119,145	111,825
Taxes, other than income taxes	184,269	170,037	167,217
Losses (gains) on property sales	(3,177)	(2,547)	(339)

Total Operating Expenses	2,462,671	2,115,690	1,946,217

Equity investment income	31,232	19,842	17,337

Operating Income	168,146	164,351	209,514
Other income	5,623	3,808	3,832
Other expense	317	336	789
Interest expense	50,615	48,426	49,441

Income Before Income Taxes	122,837	119,397	163,116
Income tax expense	44,704	37,833	59,182

Net Income	$78,133	$81,564	$103,934

Average Shares of Common Stock Outstanding
Basic	37,977	37,318	36,054
Diluted	38,140	37,490	36,196
Earnings Per Share of Common Stock
Basic	$2.06	$2.19	$2.88
Diluted	$2.05	$2.18	$2.87

The Notes to Consolidated Financial Statements are an integral part of these statements.

  Peoples Energy   48

CONSOLIDATED BALANCE SHEETS

Peoples Energy Corporation

(In Thousands) At September 30,	2005	2004

Assets
Capital Investments:
Property, plant and equipment
Utility plant	$2,634,629	$2,615,002
Oil and gas	555,365	488,275
Other	23,647	21,010

Total property, plant and equipment	3,213,641	3,124,287
Less—Accumulated depreciation, depletion and amortization	1,266,352	1,220,102

Net property, plant and equipment	1,947,289	1,904,185
Investment in equity investees	136,019	135,819
Other investments	26,041	23,921

Total Capital Investments—Net	2,109,349	2,063,925

Current Assets:
Cash and cash equivalents	18,186	7,228
Deposits with broker or trustee	25,327	13,891
Receivables—
Customers, net of reserve for uncollectible accounts of $34,954 and $29,138, respectively	246,393	190,379
Other	4,092	3,150
Derivative assets, at fair value—current	247,612	52,619
Materials and supplies, at average cost	10,468	10,444
Gas in storage	236,995	191,052
Gas costs recoverable through rate adjustments	8,608	20,612
Regulatory assets of utility subsidiaries	30,062	37,076
Prepayments and other	70,887	25,910

Total Current Assets	898,630	552,361

Other Assets:
Prepaid pension costs	152,720	176,329
Noncurrent regulatory assets of utility subsidiaries	322,163	228,186
Derivative assets, at fair value—noncurrent	7,021	13,010
Deferred charges and other	47,908	60,979

Total Other Assets	529,812	478,504

Total Assets	$3,537,791	$3,094,790

Capitalization and Liabilities
Total Capitalization (see Consolidated Capitalization Statements)	$1,695,737	$1,767,460

Current Liabilities:
Commercial paper	8,148	55,625
Accounts payable	236,212	144,709
Regulatory liabilities of utility subsidiaries	198,550	33,575
Dividends payable	20,791	20,367
Customer deposits	29,803	27,833
Customer credit balances	59,635	52,576
Accrued taxes	26,096	26,056
Gas deliverable to customers	56,129	35,923
Derivative liabilities, at fair value—current	186,854	66,653
Other accrued liabilities	67,702	61,463
Gas costs refundable through rate adjustments	293	29
Accrued interest	11,474	11,307

Total Current Liabilities	901,687	536,116

Deferred Credits and Other Liabilities:
Deferred income taxes	446,382	423,356
Investment tax credits	26,373	26,597
Derivative liabilities, at fair value—noncurrent	68,895	44,372
Environmental liabilities	282,411	191,973
Pension and other	116,306	104,916

Total Deferred Credits and Other Liabilities	940,367	791,214

Total Capitalization and Liabilities	$3,537,791	$3,094,790

The Notes to Consolidated Financial Statements are an integral part of these statements.

 Peoples Energy 49

CONSOLIDATED CAPITALIZATION STATEMENTS

Peoples Energy Corporation

(In Thousands, Except Shares) At September 30,	2005	2004

Common Stockholders’ Equity:
Common stock, without par value—
Authorized 60,000,000 shares
Issued 38,400,318 and 37,976,994 shares, respectively	$409,060	$391,159
Treasury stock (243,100 and 243,100 shares, respectively, at cost)	(6,677)	(6,677)
Retained earnings	546,237	550,908
Accumulated other comprehensive income (loss)	(148,466)	(65,307)

Total Common Stockholders’ Equity	800,154	870,083

Long-Term Debt:
Peoples Energy Corporation
6.9% Series A, due January 15, 2011	325,000	325,000
Fair value hedge adjustment	(667)	1,047
The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds—
6.10% Series FF, due June 1, 2025	—	50,000
4.75% Series HH, due March 1, 2030, adjustable after July 1, 2014	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	50,000
3.05% Series LL, due February 1, 2033, adjustable after February 1, 2008	50,000	50,000
4.00% Series MM-2, due March 1, 2010	50,000	50,000
4.625% Series NN-2, due May 1, 2013	75,000	75,000
4.875% Series QQ, due November 1, 2038, adjustable after November 1, 2018	75,000	75,000
4.30% Series RR, due June 1, 2035, adjustable after June 1, 2016	50,000	—

	400,000	400,000
Adjustable Rate Bonds—
Series OO, due October 1, 2037	51,000	51,000
Series PP, due October 1, 2037	51,000	51,000

	102,000	102,000
North Shore Gas Company
First Mortgage Bonds—
5.00% Series M, due December 1, 2028	29,250	29,330
4.625% Series N-2, due May 1, 2013	40,000	40,000

	69,250	69,330

Total Long-Term Debt	895,583	897,377

Total Capitalization	$1,695,737	$1,767,460

The Notes to Consolidated Financial Statements are an integral part of these statements.

  Peoples Energy   50

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Peoples Energy Corporation

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
(In Thousands, Except Per-Share Amounts)	Stock	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2003
Beginning Balance	$301,699	$(6,760)	$522,381	$(10,996)	$806,324
Comprehensive Income
Net income			103,934		103,934
Other comprehensive income
Minimum pension liability adjustment				(23,454)	(23,454)
Unrealized hedge gain or (loss)				(7,305)	(7,305)

Total Comprehensive Income					73,175
Common stock issued	44,846				44,846
Dividends declared on common stock ($2.11)			(76,346)		(76,346)

September 30, 2003(1)(2)	$346,545	$(6,760)	$549,969	$(41,755)	$847,999

For Fiscal Year Ended September 30, 2004
Comprehensive Income
Net income			81,564		81,564
Other comprehensive income
Minimum pension liability adjustment				16,047	16,047
Unrealized hedge gain or (loss)				(39,599)	(39,599)

Total Comprehensive Income					58,012
Common stock issued	44,614				44,614
Treasury stock		83			83
Dividends declared on common stock ($2.15)			(80,424)		(80,424)
Other			(201)		(201)

September 30, 2004(1)(2)	$391,159	$(6,677)	$550,908	$(65,307)	$870,083

For Fiscal Year Ended September 30, 2005
Comprehensive Income
Net income			78,133		78,133
Other comprehensive income
Minimum pension liability adjustment				(17,886)	(17,886)
Unrealized hedge gain or (loss)				(65,273)	(65,273)

Total Comprehensive (Loss)					(5,026)
Common stock issued	17,901				17,901
Dividends declared on common stock ($2.175)			(82,695)		(82,695)
Other			(109)		(109)

September 30, 2005(1)(2)	$409,060	$(6,677)	$546,237	$(148,466)	$800,154

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)	Accumulated other comprehensive income balance is net of $17.0 million, $5.2 million, and $15.8 million of deferred income tax credits related to minimum pension liabilities at September 30, 2005, 2004 and 2003, respectively.
(2)	Accumulated other comprehensive income balance is net of $80.9 million, $37.9 million and $11.7 million of deferred income tax credits related to unrealized hedge losses at September 30, 2005, 2004 and 2003, respectively.

 Peoples Energy 51

CONSOLIDATED STATEMENTS OF CASH FLOWS

Peoples Energy Corporation

(In Thousands) For Fiscal Years Ended September 30,	2005	2004	2003

Operating Activities:
Net income	$78,133	$81,564	$103,934
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	116,226	125,212	116,773
Deferred income taxes and investment tax credits—net	19,614	17,003	25,404
Change in undistributed earnings from equity investments	(10,150)	(8,327)	4,740
Mark-to-market gain or loss included in net income	11,100	625	33
Pension funding (greater) less than expense	(4,536)	10,741	(1,861)
Other adjustments	7,490	(20,133)	10,919
Net changes in:
Receivables—net	(56,956)	22,734	(12,999)
Gas in storage, excluding fair value adjustments	(28,344)	(25,210)	(76,052)
Gas costs recoverable/refundable through rate adjustments	12,268	(2,957)	(7,436)
Accounts payable	88,900	(14,025)	33,091
Gas deliverable to customers	20,206	12,431	9,318
Other accrued liabilities	6,239	20,992	(892)
Accrued interest	167	308	(583)
Accrued taxes	8,813	(18,676)	(1,553)
Prepayments and other	12,982	10	2,943

Net Cash Provided by (Used in) Operating Activities	282,152	202,292	205,779

Investing Activities:
Capital spending	(162,758)	(189,389)	(187,151)
Return of capital investments	10,359	14,692	7,930
Decrease (increase) in deposits with broker or trustee	(11,436)	5,470	9,284
Proceeds from sale of assets	4,934	3,727	347
Other	2,711	737	91

Net Cash Provided By (Used in) Investing Activities	(156,190)	(164,763)	(169,499)

Financing Activities:
Proceeds from (payment of) overdraft facility	2,604	(597)	(11,494)
Retirement of commercial paper	(47,477)	(325)	(29,922)
Retirement of short-term debt	—	(152,000)	(50,000)
Issuance of long-term debt	47,947	223,608	259,319
Retirement of long-term debt	(51,794)	(76,515)	(165,419)
Proceeds from issuance of common stock	15,988	41,383	44,846
Dividends paid on common stock	(82,272)	(79,503)	(75,395)

Net Cash Provided by (Used in) Financing Activities	(115,004)	(43,949)	(28,065)

Net Increase (Decrease) in Cash and Cash Equivalents	10,958	(6,420)	8,215
Cash and Cash Equivalents at Beginning of Period	7,228	13,648	5,433

Cash and Cash Equivalents at End of Period	$18,186	$7,228	$13,648

Supplemental information:
Income taxes paid, net of refunds	$15,334	$37,264	$16,376
Interest paid, net of amounts capitalized	$49,295	$46,363	$46,525

The Notes to Consolidated Financial Statements are an integral part of these statements.

  Peoples Energy   52

CONSOLIDATED STATEMENTS OF INCOME

The Peoples Gas Light and Coke Company

(In Thousands) For Fiscal Years Ended September 30,	2005	2004	2003

Revenues	$1,424,703	$1,279,375	$1,291,669

Operating Expenses:
Gas costs	853,453	723,771	697,824
Operation and maintenance, excluding restructuring and environmental costs	231,709	242,023	230,207
Restructuring costs	8,790	9,686	—
Environmental costs	28,574	16,206	20,534
Depreciation and amortization	56,178	61,872	60,508
Taxes, other than income taxes	152,533	140,348	138,140
Losses (gains) on property sales	(2,093)	(2,339)	(339)

Total Operating Expenses	1,329,144	1,191,567	1,146,874

Operating Income	95,559	87,808	144,795
Other income	4,350	3,123	3,178
Other expense	105	44	325
Interest expense	23,781	21,114	22,314

Income Before Income Taxes	76,023	69,773	125,334
Income tax expense	26,690	24,397	45,752

Net Income	$49,333	$45,376	$79,582

The Notes to Consolidated Financial Statements are an integral part of these statements.

 Peoples Energy 53

CONSOLIDATED BALANCE SHEETS

The Peoples Gas Light and Coke Company

(In Thousands) At September 30,	2005	2004

Assets
Capital Investments:
Property, plant and equipment	$2,271,716	$2,258,516
Less—Accumulated depreciation and amortization	904,200	901,938

Net property, plant and equipment	1,367,516	1,356,578
Other investments	1,548	1,776

Total Capital Investments—Net	1,369,064	1,358,354

Current Assets:
Cash and cash equivalents	—	6
Deposits with broker or trustee	38	—
Receivables—
Customers, net of reserve for uncollectible accounts of $31,947 and $26,536, respectively	113,946	109,506
Intercompany receivables	189,794	33,388
Other	2	1,193
Materials and supplies, at average cost	9,238	9,169
Gas in storage, at last-in, first-out cost	106,242	107,275
Gas costs recoverable through rate adjustments	6,889	17,950
Regulatory assets	28,061	34,522
Other	9,127	6,865

Total Current Assets	463,337	319,874

Other Assets:
Prepaid pension costs	153,110	175,279
Noncurrent regulatory assets	256,180	180,690
Deferred charges and other	35,490	52,161

Total Other Assets	444,780	408,130

Total Assets	$2,277,181	$2,086,358

Capitalization and Liabilities
Total Capitalization (see Consolidated Capitalization Statements)	$1,115,272	$1,131,520

Current Liabilities:
Commercial paper	—	31,000
Other short-term debt—intercompany	360	—
Accounts payable	98,069	70,222
Intercompany payables	22,573	36,676
Regulatory liabilities	166,745	27,923
Customer deposits	27,314	25,692
Customer credit balances	49,873	43,831
Accrued taxes	24,089	22,544
Gas deliverable to customers	51,456	32,464
Other accrued liabilities	30,647	37,975
Gas costs refundable through rate adjustments	29	29
Accrued interest	5,559	5,532

Total Current Liabilities	476,714	333,888

Deferred Credits and Other Liabilities:
Deferred income taxes	365,016	376,745
Investment tax credits	23,514	23,735
Environmental liabilities	217,611	143,644
Pension and other	79,054	76,826

Total Deferred Credits and Other Liabilities	685,195	620,950

Total Capitalization and Liabilities	$2,277,181	$2,086,358

The Notes to Consolidated Financial Statements are an integral part of these statements.

  Peoples Energy   54

CONSOLIDATED CAPITALIZATION STATEMENTS

The Peoples Gas Light and Coke Company

(In Thousands, Except Shares) At September 30,	2005	2004

Common Stockholder’s Equity:
Common stock, without par value—
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$165,307	$165,307
Retained earnings	469,447	471,293
Accumulated other comprehensive income (loss)	(21,482)	(7,080)

Total Common Stockholder’s Equity	613,272	629,520

Long-Term Debt:
First and Refunding Mortgage Bonds—
6.10% Series FF, due June 1, 2025	—	50,000
4.75% Series HH, due March 1, 2030, adjustable after July 1, 2014	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	50,000
3.05% Series LL, due February 1, 2033, adjustable after February 1, 2008	50,000	50,000
4.00% Series MM-2, due March 1, 2010	50,000	50,000
4.625% Series NN-2, due May 1, 2013	75,000	75,000
4.875% Series QQ, due November 1, 2038, adjustable after November 1, 2018	75,000	75,000
4.30% Series RR, due June 1, 2035, adjustable after June 1, 2016	50,000	—

	400,000	400,000
Adjustable Rate Bonds—
Series OO, due October 1, 2037	51,000	51,000
Series PP, due October 1, 2037	51,000	51,000

	102,000	102,000

Total Long-Term Debt	502,000	502,000

Total Capitalization	$1,115,272	$1,131,520

The Notes to Consolidated Financial Statements are an integral part of these statements.

 Peoples Energy 55

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

The Peoples Gas Light and Coke Company

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands)	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2003
Beginning Balance	$165,307	$471,070	$(491)	$635,886
Comprehensive Income
Net income		79,582		79,582
Other comprehensive income
Minimum pension liability adjustment			(20,151)	(20,151)
Unrealized hedge gain or (loss)			(410)	(410)

Total Comprehensive Income				59,021
Dividends declared on common stock		(68,424)		(68,424)

September 30, 2003(1)(2)	$165,307	$482,228	$(21,052)	$626,483

For Fiscal Year Ended September 30, 2004
Comprehensive Income
Net income		45,373		45,373
Other comprehensive income
Minimum pension liability adjustment			13,929	13,929
Unrealized hedge gain or (loss)			43	43

Total Comprehensive Income				59,341
Dividends declared on common stock		(56,200)		(56,200)
Other		(111)		(111)

September 30, 2004(1)(2)	$165,307	$471,293	$(7,080)	$629,520

For Fiscal Year Ended September 30, 2005
Comprehensive Income
Net income		49,333		49,333
Other comprehensive income
Minimum pension liability adjustment			(14,444)	(14,444)
Unrealized hedge gain or (loss)			42	42

Total Comprehensive Income				34,931
Dividends declared on common stock		(51,300)		(51,300)
Other		121		121

September 30, 2005(1)(2)	$165,307	$469,447	$(21,482)	$613,272

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)	Accumulated other comprehensive income balance is net of $14.0 million, $4.4 million, and $13.6 million of deferred income tax credits related to minimum pension liabilities at September 30, 2005, 2004 and 2003, respectively.
(2)	Accumulated other comprehensive income balance is net of $0.2 million, $0.2 million and $0.3 million of deferred income tax credits related to unrealized hedge losses at September 30, 2005, 2004 and 2003, respectively.

  Peoples Energy   56

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Peoples Gas Light and Coke Company

(In Thousands) For Fiscal Years Ended September 30,	2005	2004	2003

Operating Activities:
Net Income	$49,333	$45,376	$79,582
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	60,652	66,599	64,897
Deferred income taxes and investment tax credits—net	(3,271)	2,917	17,126
Pension funding (greater) less than expense	(4,016)	2,977	(4,402)
Other adjustments	17,197	(10,911)	(895)
Net changes in:
Receivables—net	(3,249)	23,519	(1,505)
Intercompany receivables	(11,480)	25,391	(25,722)
Gas in storage	1,033	4,717	(46,628)
Gas costs recoverable/refundable through rate adjustments	11,061	4,392	(15,283)
Accounts payable	25,610	(10,453)	29,472
Intercompany accounts payable	(14,103)	(9,044)	42,349
Gas deliverable to customers	18,993	11,267	8,836
Other accrued liabilities	(7,329)	6,379	(14,866)
Accrued interest	27	471	(147)
Accrued taxes	29	(3,633)	(9,852)
Other	7,953	4,373	4,209

Net Cash Provided by (Used in) Operating Activities	148,440	164,337	127,171

Investing Activities:
Capital spending	(73,021)	(67,750)	(73,007)
Decrease (increase) in deposits with broker or trustee	(38)	11,080	10,722
Proceeds from sale of assets	3,431	2,478	347
Other	2,938	669	96

Net Cash Provided by (Used in) Investing Activities	(66,690)	(53,523)	(61,842)

Financing Activities:
Proceeds from (payment of) overdraft facility	2,237	666	(11,188)
Issuance (retirement) of commercial paper	(31,000)	(24,949)	(26,722)
Retirement of short-term debt	—	(176,400)	(41,075)
Issuance of short-term debt	360	—	—
Issuance of long-term debt	47,947	222,575	219,743
Retirement of long-term debt	(50,000)	(76,500)	(125,750)
Dividends paid on common stock	(51,300)	(56,200)	(80,337)

Net Cash Provided by (Used in) Financing Activities	(81,756)	(110,808)	(65,329)

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	6	—
Cash and Cash Equivalents at Beginning of Period	6	—	—

Cash and Cash Equivalents at End of Period	$—	$6	$—

Supplemental information:

Income taxes paid, net of refunds	$28,321	$29,933	$28,539

Interest paid, net of amounts capitalized	$22,391	$19,572	$19,897

The Notes to Consolidated Financial Statements are an integral part of these statements.

 Peoples Energy 57

CONSOLIDATED STATEMENTS OF INCOME

North Shore Gas Company

(In Thousands) For Fiscal Years Ended September 30,	2005	2004	2003

Revenues	$260,461	$222,711	$232,005

Operating Expenses:
Gas costs	180,923	144,747	150,054
Operation and maintenance, excluding restructuring and environmental costs	33,713	32,663	30,674
Restructuring costs	622	882	—
Environmental costs	1,863	1,178	804
Depreciation	5,716	7,066	7,071
Taxes, other than income taxes	16,578	16,003	16,491
Losses (gains) on property sales	1	(1,160)	—

Total Operating Expenses	239,416	201,379	205,094

Operating Income	21,045	21,332	26,911
Other income	826	392	383
Other expense	112	217	434
Interest expense	3,706	3,688	3,603

Income Before Income Taxes	18,053	17,819	23,257
Income tax expense	6,656	6,743	8,712

Net Income	$11,397	$11,076	$14,545

The Notes to Consolidated Financial Statements are an integral part of these statements.

  Peoples Energy   58

CONSOLIDATED BALANCE SHEETS

North Shore Gas Company

(In Thousands) At September 30,	2005	2004

Assets
Capital Investments:
Property, plant and equipment	$362,912	$356,486
Less—Accumulated depreciation	144,504	141,346

Net property, plant and equipment	218,408	215,140

Total Capital Investments—Net	218,408	215,140

Current Assets:
Cash and cash equivalents	10,545	2
Receivables—
Customers, net of reserve for uncollectible accounts of $1,455 and $943, respectively	14,209	12,157
Intercompany receivables	39,815	20,629
Other	—	1,335
Materials and supplies, at average cost	1,230	1,275
Gas in storage, at last-in, first-out cost	14,231	14,921
Gas costs recoverable through rate adjustments	1,719	2,662
Regulatory assets	2,001	2,553
Other	371	1,458

Total Current Assets	84,121	56,992

Other Assets:
Noncurrent regulatory assets	65,983	47,496
Deferred charges and other	2,677	3,358

Total Other Assets	68,660	50,854

Total Assets	$371,189	$322,986

Capitalization and Liabilities
Total Capitalization (see Consolidated Capitalization Statements)	$172,186	$173,009

Current Liabilities:
Other short-term debt—intercompany	—	3,810
Accounts payable	21,879	12,697
Intercompany payables	2,722	6,220
Regulatory liabilities	32,485	5,652
Customer deposits	2,489	2,141
Customer credit balances	8,761	7,130
Accrued taxes	2,904	1,679
Gas deliverable to customers	4,673	3,459
Other accrued liabilities	3,504	2,252
Gas costs refundable through rate adjustments	264	—
Accrued interest	1,284	1,270

Total Current Liabilities	80,965	46,310

Deferred Credits and Other Liabilities:
Deferred income taxes	39,061	35,652
Investment tax credits	2,859	2,862
Environmental liabilities	64,800	48,329
Pension and other	11,318	16,824

Total Deferred Credits and Other Liabilities	118,038	103,667

Total Capitalization and Liabilities	$371,189	$322,986

The Notes to Consolidated Financial Statements are an integral part of these statements.

 Peoples Energy 59

CONSOLIDATED CAPITALIZATION STATEMENTS

North Shore Gas Company

(In Thousands, Except Shares) At September 30,	2005	2004

Common Stockholder’s Equity:
Common stock, without par value—
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$24,757	$24,757
Retained earnings	80,555	80,258
Accumulated other comprehensive income (loss)	(2,376)	(1,336)

Total Common Stockholder’s Equity	102,936	103,679

Long-Term Debt:
First Mortgage Bonds—
5.00% Series M, due December 1, 2028	29,250	29,330
4.625% Series N-2, due May 1, 2013	40,000	40,000

Total Long-Term Debt	69,250	69,330

Total Capitalization	$172,186	$173,009

The Notes to Consolidated Financial Statements are an integral part of these statements.

  Peoples Energy   60

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

North Shore Gas Company

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands)	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2003
Beginning Balance	$24,757	$77,726	$—	$102,483
Comprehensive Income
Net income		14,545		14,545
Other comprehensive income
Minimum pension liability adjustment			(2,059)	(2,059)
Unrealized hedge gain or (loss)			(219)	(219)

Total Comprehensive Income				(2,278)
Dividends declared on common stock		(11,389)		(11,389)

September 30, 2003(1)	$24,757	$80,882	$(2,278)	$103,361

For Fiscal Year Ended September 30, 2004
Comprehensive Income
Net income		11,076		11,076
Other comprehensive income
Minimum pension liability adjustment			919	919
Unrealized hedge gain or (loss)			23	23

Total Comprehensive Income				942
Dividends declared on common stock		(11,700)		(11,700)

September 30, 2004(1)	$24,757	$80,258	$(1,336)	$103,679

For Fiscal Year Ended September 30, 2005
Comprehensive Income
Net income		11,397		11,397
Other comprehensive income
Minimum pension liability adjustment			(1,063)	(1,063)
Unrealized hedge gain or (loss)			23	23

Total Comprehensive Income				(1,040)
Dividends declared on common stock		(11,100)		(11,100)

September 30, 2005(1)	$24,757	$80,555	$(2,376)	$102,936

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)	Accumulated other comprehensive income balance is net of $1.5 million, $0.8 million and $1.4 million deferred income tax credits related to the minimum pension liabilities and $0.1 million, $0.1 million and $0.1 million deferred income tax credits related to unrealized hedge losses at September 30, 2005, 2004, and 2003, respectively.

 Peoples Energy 61

CONSOLIDATED STATEMENTS OF CASH FLOWS

North Shore Gas Company

(In Thousands) For Fiscal Years Ended September 30,	2005	2004	2003

Operating Activities:
Net Income	$11,397	$11,076	$14,545
Adjustments to reconcile net income to cash provided by operations:
Depreciation	6,548	8,403	7,631
Deferred income taxes and investment tax credits—net	6,015	3,095	1,452
Pension funding (greater) less than expense	(6,949)	2,801	1,675
Other adjustments	(1,671)	(270)	(2,199)
Net changes in:
Receivables—net	(717)	3,398	(2,741)
Intercompany receivables	9,207	(12,471)	136
Gas in storage	690	(5,478)	87
Gas costs recoverable/refundable through rate adjustments	1,207	(7,349)	7,848
Accounts payable	8,968	(348)	7,492
Intercompany accounts payable	(3,498)	(3,840)	6,516
Gas deliverable to customers	1,213	1,164	482
Other accrued liabilities	1,253	680	(4,880)
Accrued interest	14	(6)	(428)
Accrued taxes	1,776	1,871	(3,669)
Other	45	499	(1,050)

Net Cash Provided by (Used in) Operating Activities	35,498	3,225	32,897

Investing Activities:
Capital spending	(9,815)	(10,592)	(8,992)
Decrease (increase) in deposits with broker or trustee	—	2,766	2,296
Intercompany note receivable	(360)	—	—
Proceeds from sale of assets	—	1,250	—
Other	(4)	(693)	13

Net Cash Provided by (Used in) Investing Activities	(10,179)	(7,269)	(6,683)

Financing Activities:
Proceeds from (payment of) overdraft facility	214	(157)	(415)
Issuance of short-term debt	—	3,810	—
Retirement of short-term debt	(3,810)	—	(2,210)
Issuance of long-term debt	—	—	39,577
Retirement of long-term debt	(80)	(15)	(39,669)
Dividends paid on common stock	(11,100)	(11,700)	(11,389)

Net Cash Provided by (Used in) Financing Activities	(14,776)	(8,062)	(14,106)

Net Increase (Decrease) in Cash and Cash Equivalents	10,543	(12,106)	12,108
Cash and Cash Equivalents at Beginning of Period	2	12,108	—

Cash and Cash Equivalents at End of Period	$10,545	$2	$12,108

Supplemental information:

Income taxes paid, net of refunds	$(1,150)	$3,295	$7,805

Interest paid, net of amounts capitalized	$3,531	$3,456	$3,753

The Notes to Consolidated Financial Statements are an integral part of these statements.

  Peoples Energy   62

Notes to Consolidated Financial Statements

1:	Summary of Significant Accounting Policies

A.	General

Peoples Energy Corporation (the Company or Peoples Energy) is a holding company whose income is derived principally from its regulated utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The utilities are primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in Chicago and the northeast section of Illinois. Peoples Gas’ and North Shore Gas’ utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71. This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Under this standard, certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates. Other business segments of the Company include Oil and Gas Production, Power Generation, Midstream Services and Retail Energy Services.

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

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments for which the Company or its subsidiaries have at least a 20% interest, but less than a majority ownership, are accounted for under the equity method, as the Company has the ability to exercise significant influence, but not control, over the investee’s operating and financial policies. Certain items previously reported for years prior to fiscal 2005 have been reclassified to conform to the current-year presentation. In the accompanying Peoples Energy Consolidated Balance Sheet as of September 30, 2005, the Company classifies deferred shares issued for director deferred compensation as a component of Common Stock. In the accompanying Consolidated Balance Sheet as of September 30, 2004, the Company reclassified such activity to conform with the current presentation, which resulted in a $3.3 million increase in Common Stock and an offsetting decrease in Retained Earnings compared to amounts previously reported.

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

The following table summarizes the carrying amounts and fair values of long-term debt financial instruments included in the Consolidated Balance Sheets of the Company, Peoples Gas and North Shore Gas.

	Peoples Energy		Peoples Gas		North Shore Gas

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
(In Millions)	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Long-term debt including current portion
At September 30, 2005	$895.6	$912.8	$502.0	$499.9	$69.3	$67.4
At September 30, 2004	$897.4	$930.7	$502.0	$502.9	$69.3	$69.3

 Peoples Energy 63

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

Natural gas and electricity sales and transportation revenues for the Gas Distribution and Retail Energy Services segments are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue included in gross receivables from customers is summarized below.

	September 30,

(In Thousands)	2005	2004

Peoples Gas	$32,282	$30,755
North Shore Gas	6,136	5,322
Peoples Energy Services	19,362	13,829

Consolidated Peoples Energy	$57,780	$49,906

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis, whereby the billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes is included in taxes, other than income taxes on the income statement. Revenue tax amounts included in utility revenues are as follows:

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Peoples Gas	$133,987	$124,797	$129,424
North Shore Gas	13,119	12,125	12,860

Consolidated Peoples Energy	$147,106	$136,922	$142,284

In the Oil and Gas Production segment, natural gas and crude oil production revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title is transferred based on the Company’s net interest. The Company records its entitled share of revenues based on estimated monthly production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party statements and/or cash receipts.

D.	Weather Insurance

The Company was partially protected from the impact of unusually mild weather by a weather insurance program subject to certain deductibles and maximums for fiscal year 2005. The contract settled annually at the fiscal year-end. The insurance proceeds are reported as revenue and the premium is charged to operating expense based on the guidance of EITF 99-02. The Company recorded $3.5 million in weather insurance recovery as revenue in 2005 and no revenue was recorded in 2004 or 2003.

E.	Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets (liabilities). (See Note 11C.)

  Peoples Energy   64

Income taxes allocated to Peoples Gas and North Shore Gas are included in the consolidated tax return of the Company. The separate return method has not been used, but the principles of that method are generally followed. Deferred taxes exist at Peoples Gas and North Shore Gas only if the temporary differences that generate those deferred taxes are derived from assets and liabilities of Peoples Gas and North Shore Gas. Additionally, the taxable income of Peoples Gas and North Shore Gas is the basis for recording current income tax expense and cash payments by each utility. Finally, tax benefits of loss companies, or tax credits such as Section 29 credits from nonutility subsidiaries of the Company, are allocated to those nonutility subsidiaries.

There are specific deviations from the separate return method. North Shore Gas could be an alternative minimum tax (AMT) taxpayer if it were a stand-alone company but only records a deferred tax asset and pays amounts to the Company if the entire group is an AMT taxpayer. North Shore Gas uses the federal income tax marginal rate of 35%, but on a stand-alone basis, it would use a marginal rate between 34% and 35%. Finally, if Peoples Gas or North Shore Gas were to have a capital loss, and another member of the group had capital gains to offset that loss, no deferred tax asset or increase to income tax expense would result.

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 2005 and 2004, net regulatory income tax assets for both the Company and Peoples Gas amounted to $23.1 million and $23.7 million, respectively. At September 30, 2005 and 2004, net regulatory income tax liabilities for both the Company and North Shore Gas recorded in other liabilities equaled $2.0 million and $2.6 million, respectively.

Investment tax credits have been deferred and are being amortized to income over the remaining book lives of related property.

As a result of qualified production from oil and gas reserves that were acquired in December 1999, the Company recognized $1.1 million of Section 29 tax credits in fiscal 2003. Section 29 tax credits expired on December 31, 2002.

F.	Stock Compensation Plans

The 2004 Incentive Compensation Plan (2004 Plan) was approved by shareholders at the Company’s annual meeting held on February 27, 2004. The 2004 Plan is comprised of two sub-plans, the Long-Term Plan and the Short-Term Plan. The 2004 Plan effectively replaced the Company’s LTIC Plan and Short-Term Incentive Compensation Plan. The 2004 Plan does not provide for the grant of stock options, but instead provides for the issuance of restricted stock, RSUs and performance shares. No expense has been accrued through September 30, 2005 with respect to performance shares awarded under the 2004 Plan based upon current estimates of Company performance.

As allowed under SFAS No. 148, the Company has chosen to continue accounting for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 through fiscal 2005 (see Note 1M). Therefore, no compensation cost has been recognized for non-qualified stock options (under the superceded LTIC Plan and the DSOP with exercise prices equal to or greater than market prices at the date of grant) and shares issued under the ESPP.

Stock-based employee compensation cost relative to SARs, RSAs and directors fees paid in stock included in reported net income for fiscal 2005, 2004 and 2003 totaled $2.0 million, $1.8 million and $4.7 million, respectively. Had compensation cost for stock options and shares issued under the superseded LTIC Plan, DSOP and ESPP been determined under the fair value method consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For Fiscal Years Ended
	September 30,

(In Thousands, Except Per-Share Amounts)	2005	2004	2003

Net income as reported	$78,133	$81,564	$103,934
Pro forma LTIC, DSOP and ESPP compensation expense under SFAS No. 123	32	13	830

Pro forma net income	$78,101	$81,551	$103,104

Earnings per average common share:
Basic	$2.06	$2.19	$2.88
Diluted	2.05	2.18	2.87
Pro forma basic	2.06	2.19	2.86
Pro forma diluted	2.05	2.18	2.85

 Peoples Energy 65

The following table summarizes the assumptions used to calculate the fair value of each option grant. The pro forma disclosures are based upon recognizing expense over the vesting period of the options, the longest of which is 12 months. As all outstanding options became fully vested as of December 31, 2003, the following amortizations relate only to activity through the first quarter of fiscal 2004.

For Fiscal Years Ended September 30,	2005	2004	2003

Expected volatility	N/A	25.9%	25.8%
Dividend yield	N/A	5.2%	5.1%
Risk-free interest rate	N/A	2.5%	2.1%
Expected lives (years)	N/A	2	3
Weighted-average fair value	N/A	$3.83	$3.36

G.	Property, Plant and Equipment

Property, plant and equipment is stated at original cost and includes amounts for capitalized labor costs, payroll taxes, employee benefit costs, administrative costs and an allowance for funds used during construction or capitalized interest as appropriate.

The Company’s utility subsidiaries charge the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation. The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is recorded as depreciation expense in the month incurred. In April 2005, the Commission approved new depreciation rates for both Peoples Gas and North Shore Gas that reflect longer useful lives on utility plant. The $6.6 million impact ($5.4 million for Peoples Gas and $1.2 million for North Shore Gas) of the depreciation change was retroactive to October 1, 2004, the effective date of the Commission Depreciation Order.

Diversified businesses’ depreciable properties, other than oil and gas producing properties, are amortized over their estimated useful lives. Gains and losses are recognized at the time of asset sale or disposition.

The consolidated provision for depreciation and amortization for the Company, expressed as an annual percentage of the original cost of depreciable property, was 2.7%, 3.0% and 3.0% for fiscal years 2005, 2004 and 2003, respectively. For Peoples Gas the annual percentage was 2.7%, 3.0% and 3.0% for fiscal years 2005, 2004 and 2003, respectively. For North Shore Gas the annual percentage was 1.8%, 2.3% and 2.3% for fiscal years 2005, 2004 and 2003, respectively.

In the case of oil and gas producing properties, the Company is amortizing associated capitalized costs by utilizing the successful efforts method of accounting on the units-of-production method based on estimated proved oil and gas reserves. The fiscal 2005, 2004 and 2003 average rate of depletion was $1.87, $1.69 and $1.62 per Mcfe unit of production, respectively.

The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. These assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amounts. There were no impairments recorded in 2005. Impairments recorded in 2004 and 2003 were $1.1 million in the Retail Energy Services Segment and $1.3 million in the Oil and Gas Production Segment, respectively and are included in losses (gains) on property sales in the income statement.

H.	Gas in Storage

The Company’s utility subsidiaries price storage injections at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the LIFO cost method. The estimated replacement cost of gas in inventory at September 30, 2005 and 2004, exceeded the LIFO cost by approximately $583.3 million and $233.8 million, respectively.

The estimated replacement cost of gas in inventory for Peoples Gas at September 30, 2005 and 2004, exceeded the LIFO cost by approximately $498.4 million and $197.9 million, respectively. The estimated replacement cost of gas in inventory for North Shore Gas at September 30, 2005 and 2004 exceeded the LIFO cost by approximately

  Peoples Energy   66

$84.9 million and $35.9 million, respectively. Both Peoples Gas’ and North Shore Gas’ calculation used a year-end Chicago city-gate gas price per Dth of $11.70 for fiscal 2005 and $5.88 for fiscal 2004.

The Retail Energy Services and Midstream Services segments account for gas in inventory using the average cost method. A portion of gas in storage reported for Midstream Services and Retail Services represents the effects of fair value hedges accounted for in accordance with SFAS No. 133.

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

The table below summarizes the regulatory assets and liabilities of Peoples Gas and North Shore Gas that were reflected on the Consolidated Balance Sheets.

	Peoples Gas		North Shore Gas

	September 30,		September 30,

(In Thousands)	2005	2004	2005	2004

Regulatory assets of subsidiaries
Environmental costs, net of recoveries (see Note 6A)	$248,520	$174,522	$65,834	$46,719
Income tax (see Note 1E)	23,120	23,746	—	—
Gas costs recoverable through rate adjustments	6,889	17,950	1,719	2,662
Discount, premium, expenses and loss on reacquired bonds	12,208	11,152	2,150	2,262
Gas costs hedging program (see Note 1J)	—	5,514	—	1,068
Other	393	278	—	—

Total regulatory assets of subsidiaries	291,130	233,162	69,703	52,711

Regulatory liabilities of subsidiaries
Income tax (see Note 1E)	—	—	2,001	2,550
Gas costs hedging program (see Note 1J)	167,125	28,282	32,563	5,721
Gas costs refundable through rate adjustments	29	29	264	—

Total regulatory liabilities of subsidiaries	167,154	28,311	34,828	8,271

Net regulatory assets and liabilities of subsidiaries	$123,976	$204,851	$34,875	$44,440

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

Gas costs recoverable and refundable through rate adjustments represent the regulatory assets and liabilities, respectively, that result from the annual proceedings conducted by the Commission regarding the reconciliation of revenues from the Gas Charge and related gas costs. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings (see Note 7).

Certain regulatory assets do not result from cash expenditures, and therefore do not represent investments included in rate base or have offsetting liabilities that reduce the rate base of the utilities. Incremental environmental costs incurred and not yet recovered from customers and recoverable gas costs, which are generally recovered within one year, are not included in rate base. However, the Company is allowed to recover a carrying cost for amounts spent but not yet collected from customers. The regulatory assets related to debt are

 Peoples Energy 67

not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the Commission.

J.	Derivative Instruments and Hedging Activities

The Company’s earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its operations and investments. To manage this risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options. It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. The Company accounts for derivative financial instruments pursuant to SFAS No. 133. Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales exception.

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production, Midstream Services and Retail Energy Services businesses. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by commodity price changes in the marketplace. These instruments are designated as cash flow hedges, which allow for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from commodity cash flow hedges are recorded in revenues or cost of energy sold in the income statement in the same month the related physical sales or purchases are recorded in the income statement.

Cash flow hedge accounting is discontinued when it is no longer probable that the original forecasted transactions will occur. The carrying value of contracts which no longer qualify for hedge accounting are prospectively marked-to-market, with the change in value recorded in each reporting period in the income statement. If the original forecasted transactions are probable of not occurring, any amounts previously recorded in other comprehensive income are immediately recorded in the income statement. In fiscal 2005, the Company recognized a pretax loss of $0.3 million against revenues in the income statement related to the discontinuance of oil cash flow hedges for which the forecasted transactions are probable of not occurring. In addition, cash flow hedge ineffectiveness can result from differences in critical terms (such as location) between the hedging instrument and the hedged transaction and result in the immediate recognition of gains or losses recorded in revenues. Hedge ineffectiveness pretax losses totaled $8.2 million in fiscal 2005 and were due primarily to unusually wide differentials between NYMEX prices and field prices in the Oil and Gas Production segment subsequent to hurricanes Katrina and Rita. However, the Company does not expect any long-term impact on the hedge effectiveness of its derivative financial instruments as a result of the hurricanes.

The following table summarizes selected information related to cash flow hedges included in the Consolidated Income Statement and Balance Sheet through September 30, 2005.

			Partnership
(In Thousands)	Commodities	Interest Rate	Transactions	Total

2005
Portion of after-tax gains (losses) on hedging instruments determined to be ineffective and included in net income	$(4,967)	$—	—	$(4,967)
After-tax gains (losses) resulting from discontinuance of cash flow hedges	$(196)	$—	—	$(196)
Accumulated other comprehensive income (loss) after tax at September 30, 2005	$(117,542)	$(497)	$(4,643)	$(122,682)
Portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next 12 months based on prices at September 30, 2005	$(84,870)	$(66)	—	$(84,936)
Maximum term	60 months	91 months

2004
Portion of after-tax gains (losses) on hedging instruments determined to be ineffective and included in net income	$(987)	$—	—	$(987)
Accumulated other comprehensive income (loss) after tax at September 30, 2004	$(52,603)	$(562)	$(4,244)	$(57,409)

2003
Portion of after-tax gains (losses) on hedging instruments determined to be ineffective and included in net income	$(345)	$—	—	$(345)
Accumulated other comprehensive income (loss) after tax at September 30, 2003	$(13,245)	$(628)	$(3,937)	$(17,810)

  Peoples Energy   68

Mark-to-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility’s cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities’ tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71 allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

Fair Value Hedges. The Company uses financial hedges to protect the value of a portion of Midstream Services’ and Retail Energy Services’ respective gas in storage and these are accounted for as fair value hedges. The change in value of these hedges, along with the offsetting change in value of the inventory hedged (to the extent the hedge is effective), are recorded on the income statement in each reporting period’s cost of energy sold.

The Retail Energy Services segment recorded a $3.1 million mark-to-market loss related to the application of fair value hedge accounting to certain retail storage inventory transactions. The segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which this segment is using for certain storage activity, the mark to market adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked to market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. This accounting loss will reverse next year as the volumes are withdrawn from storage.

The Company also uses certain financial instruments to adjust the portfolio composition of its debt from fixed-rate to floating-rate debt. These derivative instruments are accounted for as fair value hedges. The change in value of these hedges along with the offsetting change in value of the debt hedged (to the extent the hedge is effective) are recorded in each reporting period in interest expense in the income statement.

K.	Related Party Transactions

Peoples Energy Corporation provides administrative services for its subsidiaries. These services include purchasing, accounting, finance and treasury, tax, information technology, auditing, insurance and pension administration, human resources and other miscellaneous services. Costs for these services amounted to $69.0 million, $79.3 million and $69.7 million in fiscal 2005, 2004 and 2003, respectively. Specific and systematic cost allocation methodologies are used to allocate the costs and include such factors as payroll, number of employees, space occupied and capital investment.

Peoples Gas also provides certain billing, cash receipts processing, customer care, gas transportation and other services to North Shore Gas and bills for services rendered. Peoples Gas billings to North Shore Gas were $6.1 million; $6.7 million and $5.7 million for fiscal years 2005, 2004 and 2003, respectively.

Intercompany receivables at Peoples Gas and North Shore Gas at September 30, 2005 and 2004 primarily represent mark-to-market gains on derivative instruments (see Note 1J) executed by the Company on behalf of its utility subsidiaries. Intercompany payables at Peoples Gas and North Shore Gas primarily relate to administrative service provided by the Company.

L.	Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company’s cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $9.1 million and $6.2 million as of September 30, 2005 and 2004, respectively. For Peoples Gas, the overdraft amounts in accounts payable at September 30, 2005 and 2004, were $7.1 million and $4.9 million, respectively. North Shore Gas’ overdraft amount in accounts payable at September 30, 2005 and 2004, was $0.4 million and $0.2 million, respectively.

 Peoples Energy 69

M.	New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that the employee provides service in exchange for the award. SFAS 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. In addition, the SEC issued Staff Accounting Bulletin 107 on March 29, 2005, to provide public companies with additional guidance in applying the provisions of SFAS 123(R). The Company has evaluated the impact of adopting the modified prospective method under SFAS 123(R) on accounting for its compensation plans effective in the first quarter of fiscal 2006. The Company does not believe the requirements of SFAS 123(R) will have a significant effect on its financial condition or results of operations.

On March 30, 2005, the FASB issued FASB FIN 47. FIN 47 states that the term conditional asset retirement obligation refers to an unconditional, legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are uncertain and conditional on a future event. If sufficient information exists for fair value measurement of the obligation, FIN 47 requires the entity to recognize a liability when incurred. The Company will adopt FIN 47 in fiscal 2006 and is still evaluating whether the requirements of FIN 47 will have a significant effect on the financial condition or results of operations of the Company.

In accordance with the provisions of SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (SFAS No. 19), it is the Company’s policy to make the final capitalization or expense determination of exploratory drilling costs upon completion of the drilling operations, but in no case later than one year thereafter. On April 4, 2005, the FASB issued FASB Staff Position No. 19-1, “Accounting for Suspended Well Costs” (FSP No. 19-1). Among other provisions, FSP No. 19-1 amends SFAS No. 19 with respect to the continued capitalization of exploratory well costs after the completion of drilling but prior to determining whether the well has found proved reserves. The Company’s adoption of FSP No. 19-1 in the third quarter of fiscal 2005 did not have a significant effect on the financial condition or results of operations of the Company.

At September 30, 2005, the Company did not have any exploratory pre-production wells requiring additional major capital expenditures (to determine presence of proved reserves) or any exploratory wells where more than one year had elapsed since the completion of drilling without a determination of well results.

At September 30, 2005, the Company had no capitalized exploratory well costs pending determination of proved reserves. A portion of exploration expense recognized in fiscal 2004 relates to the expensing of $2.7 million in costs previously capitalized.

N.	Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of loss is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

  Peoples Energy   70

2:	Business Segments

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Financial data by business segment is presented below.

					Retail		Corporate
	Gas	Oil and Gas	Power	Midstream	Energy		and
(In Thousands)	Distribution	Production	Generation	Services	Services	Other	Adjustments	Total

For Fiscal Year Ended September 30, 2005
Revenues(1)	$1,678,012	$100,602	$—	$519,661	$394,946	$—	$(93,636)	$2,599,585
Cost of energy sold	1,034,376	—	—	498,260	368,733	—	(96,000)	1,805,369
Operation and maintenance, excluding restructuring and environmental costs	255,348	28,972	1,977	6,991	12,454	1,919	14,051	321,712
Restructuring costs	—	—	—	—	—	—	13,141	13,141
Environmental costs	30,437	—	—	—	—	—	—	30,437
Depreciation, depletion and amortization	61,894	45,764	1	446	1,697	138	980	110,920
Taxes, other than income taxes	169,072	12,399	64	255	418	112	1,949	184,269
Losses (gains) on property sales	(2,092)	(983)	142	(257)	(8)	13	8	(3,177)
Equity investment income (loss)	—	2,403	20,944	—	—	7,885	—	31,232
Operating income (loss)	$128,977	$16,853	$18,760	$13,966	$11,652	$5,703	$(27,765)	$168,146
Segment capital assets—net	$1,586,059	$347,606	$12,209	$5,716	$4,368	$1,052	$6,243	$1,963,253
Investments in equity investees	$—	$10,317	$115,168	$—	$—	$10,534	$—	$136,019
Capital spending	$82,836	$74,155	$1,836	$106	$148	$850	$2,827	$162,758

For Fiscal Year Ended September 30, 2004
Revenues(1)	$1,494,464	$123,777	$—	$362,853	$323,428	$257	$(44,580)	$2,260,199
Cost of energy sold	868,518	—	—	345,422	299,962	94	(46,219)	1,467,777
Operation and maintenance, excluding restructuring and environmental costs	251,755	28,846	3,897	5,647	13,271	717	22,761	326,894
Restructuring costs	—	—	—	—	—	—	17,000	17,000
Environmental costs	17,384	—	—	—	—	—	—	17,384
Depreciation, depletion and amortization	68,939	47,338	127	448	1,767	15	511	119,145
Taxes, other than income taxes	156,349	9,884	104	90	445	35	3,130	170,037
Losses (gains) on property sales	(3,499)	(99)	—	3	1,163	(115)	—	(2,547)
Equity investment income (loss)	—	3,729	15,481	—	—	632	—	19,842
Operating income (loss)	$135,018	$41,537	$11,353	$11,243	$6,820	$143	$(41,763)	$164,351
Segment capital assets—net	$1,571,966	$319,099	$10,783	$6,034	$5,961	$950	$4,374	$1,919,167
Investments in equity investees	$—	$19,150	$112,995	$—	$—	$3,674	$—	$135,819
Capital spending	$78,342	$102,376	$2,542	$164	$1,811	$800	$3,354	$189,389

For Fiscal Year Ended September 30, 2003
Revenues(1)	$1,512,444	$106,359	$—	$306,833	$251,108	$195	$(38,545)	$2,138,394
Cost of energy sold	847,878	—	—	287,769	233,079	118	(39,821)	1,329,023
Operation and maintenance, excluding environmental costs	246,974	23,296	4,310	5,017	12,538	1,115	23,903	317,153
Environmental costs	21,338	—	—	—	—	—	—	21,338
Depreciation, depletion and amortization	67,580	41,935	127	429	1,645	17	92	111,825
Taxes, other than income taxes	154,631	9,784	112	97	347	102	2,144	167,217
Losses (gains) on property sales	(339)	—	—	—	—	—	—	(339)
Equity investment income (loss)	—	509	15,805	—	—	1,023	—	17,337
Operating income (loss)	$174,382	$31,853	$11,256	$13,521	$3,499	$(134)	$(24,863)	$209,514
Segment capital assets—net	$1,557,327	$269,283	$1,284	$6,293	$7,246	$1,035	$1,789	$1,844,257
Investments in equity investees	$—	$20,741	$117,535	$—	$—	$3,866	$—	$142,142
Capital spending	$81,999	$98,221	$3,074	$15	$1,078	$1,052	$1,712	$187,151

(1)	Oil and Gas Production revenues are net of gains and losses from hedging activities.

The table below reconciles the Company’s net capital investments reported on the Consolidated Balance Sheets to segment totals:

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Capital investments
Segment capital assets— net	$1,963,253	$1,919,167	$1,844,257
Investments in equity investees	136,019	135,819	142,142
Other investments not included in above categories	10,077	8,939	15,684

Total capital investments—net	$2,109,349	$2,063,925	$2,002,083

 Peoples Energy 71

3:	Restructuring Charge

During the fourth quarter of fiscal 2004, the Company commenced a restructuring plan to enhance operating efficiency and customer service and to mitigate the impact of rising operating costs on utility customers, while maintaining solid financial results for the Company. The restructuring activities were designed to result in a reduction of over 100 nonunion permanent positions at all levels in the utility business and corporate support functions. An enhanced voluntary termination severance package was offered to nonunion employees including a termination allowance of three weeks’ pay for each completed year of service up to a maximum of 52 weeks of pay, outplacement assistance, enhanced educational assistance, and reduced Consolidated Omnibus Budget Reconciliation Act (COBRA) rates. Approximately 300 employees accepted the package, resulting in about 200 open positions, some of which have been filled in fiscal 2005 with the remainder expected to be filled in fiscal 2006.

The restructuring activities were substantially completed by September 30, 2004. The restructuring plan resulted in aggregate costs of $17.0 million to the Consolidated Statement of Income for fiscal 2004. Included in this amount were costs of $9.7 million and $0.9 million related to Peoples Gas and North Shore Gas, respectively, based primarily upon severance payments and related employer payroll taxes at each respective utility.

The table below summarizes the total Company charge by major type of cost.

(In Thousands)

Severance payments including payroll taxes	$15,490
Enhanced educational and outplacement assistance	1,050
Medical costs due to reduced COBRA rates	400
Legal fees	60

Total	$17,000

A total of $16.6 million has been paid for severance payments, program expenses, employer taxes and legal fees. Substantially all payments were made during fiscal 2005, and no significant future payments are anticipated. In addition, approximately $0.4 million in severance costs originally accrued were reversed in connection with the revocation of severance agreements during fiscal 2005.

In fiscal 2005, the Company recorded $13.1 million for pension settlements and curtailments, net of capitalized amounts, associated with the restructuring plan described above (see Note 10). Included in this amount were charges of $8.8 million and $0.6 million for Peoples Gas and North Shore Gas, respectively. As the Company’s pension plan measurement year ends June 30, these restructuring costs for settlements and curtailments subsequent to June 30, 2004 were required to be recognized in fiscal 2005.

4:	Equity Investments

The Company has several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company’s equity investments do not meet the requirements for separate financial statement disclosure. However, in aggregate these investments are material. The Company records its share of equity investment income based on financial information it receives from the partnerships. All information is current or based on estimated results for the quarter. The Company is not a managing partner in any of these investments.

On September 30, 2005, Trigen-Peoples District Energy Company (Trigen-Peoples), a 50%-50% partnership between the Company and Trigen Energy Company (“Trigen”), sold its district heating and cooling plant. An executive officer of the Company serves as Chairman of the Board of the governmental body that purchased the plant. The Company recognized a $6.8 million gain in equity investment income related to this sale. The Company expects to liquidate its partnership with Trigen in the first quarter of fiscal 2006.

On October 31, 2005, the EnerVest partnership closed a transaction that resulted in all remaining properties in the partnership being sold to a third party. The Company’s portion of the estimated pretax gain on the sale is expected to approximate $10 million and will be realized during fiscal 2006 with the majority being realized in the first quarter. It is expected that the partnership will be liquidated sometime during fiscal 2006.

  Peoples Energy   72

The following table summarizes the combined partnership financial results and financial position of the Company’s unconsolidated equity method investments.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2005	2004	2003

Revenues	$212,774	$175,284	$166,119
Operating income	105,141	86,664	80,037
Interest expense	37,302	38,594	35,294
Net income	74,646	47,288	45,475
Current assets	107,927	72,103	85,666
Noncurrent assets	666,527	745,485	764,900
Current liabilities	57,923	47,962	52,940
Noncurrent liabilities	397,826	448,973	395,435

The following table summarizes the Company’s equity method investment ownership percentage and its equity share of the net income shown in the previous table.

		Ownership Percentage			Equity Investment Income

		At September 30,			For Fiscal Years Ended September 30,

Investment (In Thousands)	Segment	2005	2004	2003	2005	2004	2003

EnerVest	Oil and Gas	30%	30%	30%	$2,403	$3,729	$509
Elwood	Power	50	50	50	15,528	9,768	9,792
SCEP	Power	28	29	27	5,416	5,713	6,013
Trigen-Peoples	Other	50	50	50	7,885	632	1,020
Peoples NGV(1)	Other	0	0	0	—	—	3

Total equity investment income					$31,232	$19,842	$17,337

Undistributed partnership income included in the Company’s retained earnings at the end of each period					$30,249	$20,099	$11,772

(1)	The Company liquidated its investments in Peoples NGV Corp. (Peoples NGV) in the first quarter of fiscal 2003.

5:	Concentration of Credit Risk

Peoples Gas provides natural gas service to approximately 814,000 customers within Chicago. North Shore Gas provides natural gas service to about 155,000 customers within approximately 275 square miles in northeastern Illinois. Credit risk for the utility companies is spread over a diversified base of residential, commercial and industrial customers.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers’ payment records are continually monitored and credit deposits are required, when appropriate.

Peoples Energy Resources, the Company’s Midstream Services and Power Generation subsidiary, buys and sells natural gas through a variety of counterparties. In addition, the Company has ownership interests in two natural gas-fired power plants: Elwood (50%) and SCEP (28%). Elwood’s plant capacity and output has been sold on a long-term basis to two counterparties: Aquila and Exelon. SCEP’s plant capacity and output has been sold on a long-term basis to Exelon.

Aquila’s senior unsecured debt rating by Moody’s has been B2 since September 2004. In September 2005, Moody’s revised Aquila’s credit outlook from stable to positive. S&P placed Aquila on CreditWatch Positive in September 2005; Aquila’s senior unsecured debt rating remains at B- pending resolution of the CreditWatch.

S&P and Moody’s ratings on Elwood’s bonds remain at B+ with a negative outlook and Ba2 with a stable outlook, respectively. Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.6 million. The letters of credit and escrow agreement expire in March of 2006.

 Peoples Energy 73

Peoples Energy Services, the Company’s Retail Energy Services subsidiary, sells natural gas to approximately 23,400 commercial, industrial and residential customers in northern Illinois and Michigan. It also sells electricity to approximately 2,270 commercial and industrial customers in Illinois. Customers’ payment records are continually monitored and credit deposits are required, when appropriate.

As of September 30, 2005, Peoples Energy Production, the Company’s Oil and Gas Production subsidiary, operated 244 wells with approximately 39.7% of the production from these wells being sold to a single marketer, Cima Energy LLC. In addition, the Company owns nonoperated interests in 324 wells, which are managed by 46 operators.

6:	Environmental Matters

A.	Former Manufactured Gas Plant

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

Peoples Gas is addressing 29 manufactured gas sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Remediations have been completed at all or portions of nine sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of three sites (including one site which the Company formerly considered to be two separate sites). Remediations have not yet been completed at these sites.

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a record of decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. North Shore Gas and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires North Shore Gas and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million. The soil component of the remedial action was completed in August 2005. The groundwater component of the remedial action is undergoing design and is expected to begin in 2006. The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

In 1996, the then current owner of a site in Chicago, formerly called Pitney Court Station, filed suit under CERCLA against Peoples Gas in the United States District Court for the Northern District of Illinois. The suit, Continental Title Company v. The Peoples Gas Light and Coke Company, No. 96-C-3257 (N.D. Ill. 1996), sought recovery of the past and future costs of investigating and remediating the site. In July 2005, Peoples Gas and the plaintiff settled and the litigation has been dismissed with prejudice.

In 2004, the owners (River Village West) of another property in the vicinity of the former Pitney Court Station and the then current site owner filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (RCRA). The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing Peoples Gas to remediate the site. Peoples Gas is currently engaged in settlement discussions with River Village West.

With respect to portions of certain other sites in Chicago, Peoples Gas has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands

  Peoples Energy   74

seek to require Peoples Gas to perform extensive investigations or remediations. These demands include notice letters sent to Peoples Gas by River Village West. These letters informed Peoples Gas of River Village West’s intent to file suit under RCRA seeking an order directing Peoples Gas to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005), seeks an order directing Peoples Gas to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. Peoples Gas is currently engaged in settlement discussions with River Village West.

The utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At September 30, 2005, regulatory assets (stated in current year dollars) were recorded in the following amounts: for Peoples Gas, $249 million; for North Shore Gas, $66 million; and for the Company on a consolidated basis, $315 million. Each of the foregoing amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management’s best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence as follows: for Peoples Gas, $217 million; for North Shore Gas, $65 million; and for the Company on a consolidated basis, $282 million. Management also estimates that additional costs in excess of the recorded liabilities are reasonably possible in the following amounts: for Peoples Gas, $111 million; for North Shore Gas, $77 million; and for the Company on a consolidated basis, $188 million.

Management’s foregoing estimates are developed with the aid of probabilistic modeling. They are based upon an ongoing review and judgment by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. The liabilities recorded reflect the costs of all activities estimated, as a result of this analysis, to have a 75% or greater likelihood of occurrence. The additional costs described above as reasonably possible reflect the difference between the costs reflected in the liabilities for manufactured gas sites and costs that would result from the use of a lower probability threshold determined for each subsidiary by management after considering the sites included for that subsidiary. Because these estimates reflect future expenditures, they are sensitive to changes in assumptions with respect to the probability and magnitude of the various factors used in the modeling. The estimates are also affected by changes that result from the Company’s actual experience in remediating the sites.

Actual costs, which may differ materially from these estimates, will depend on several factors including whether contamination exists at all sites, the nature and extent of contamination and the level of remediation that may be required. Other factors that may affect such costs include, but are not limited to, changes in remediation technology, fluctuations in unit costs and changes in environmental laws and regulations. With respect to certain sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. Management does not believe that the utility subsidiaries are legally required to comply with such demands. However, if the subsidiaries were required to do so at all of the sites that have not been remediated, the Company currently estimates that its aggregate maximum potential liability would be approximately $375 million higher than the total of the recorded liabilities and estimates of additional reasonably possible costs indicated above.

Each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities’ former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the Commission during a reconciliation proceeding for such fiscal year. Costs are expensed in the income statement in the same period they are billed to customers and recognized as revenues.

Management believes that any costs incurred by Peoples Gas and North Shore Gas for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are therefore recoverable through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of

 Peoples Energy 75

operations of the utilities. However, any changes in the utilities’ approved rate mechanisms for recovery of these costs, or any adverse conclusions by the Commission with respect to the prudence of costs actually incurred, could materially affect the utilities’ recovery of such costs through rates.

B.	Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at Shattuck’s Denver site. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934–1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA’s announcement followed a six-month scientific/technical review by the agency of the remedy’s effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $22.0 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs). The remediation of the site is currently in progress. According to the EPA, project completion is scheduled for the end of 2006.

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

  Peoples Energy   76

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. In August 2003, three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and City of Chicago (Chicago)) filed direct testimony in Peoples Gas’ proceeding and one intervenor (CUB) filed testimony in North Shore Gas’ proceeding. Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Commission’s Staff (the Staff) and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas’ underground storage. During the first quarter of fiscal 2004, this amount was capitalized as property, plant and equipment and will be depreciated over the asset’s useful life. An offsetting liability for this amount, which is expected to be refunded to customers, was recorded. During the first quarter of fiscal 2004, Peoples Gas also recorded property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. A liability was also established for the second proposed disallowance of $0.5 million, resulting in a charge to income. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case.

In January 2005, CUB and Chicago jointly filed additional direct testimony in the Peoples Gas proceeding. No intervenor filed additional direct testimony in the North Shore Gas proceeding.

Issues raised by the Staff and intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000–2001, the use of its Manlove storage field to support transactions with third parties (“hub” transactions), its gas purchase agreement with Enron North America Corp. (Enron), transactions conducted and income earned by an affiliated company (enovate L.L.C. (enovate)) and the level of lost and unaccounted for gas costs Peoples Gas recovered through its Gas Charge. Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the intervenors requested disallowances, on a variety of issues other than financial hedging, that range in their initial testimony from $8 million to $56 million and in their additional testimony from $8 million to $150 million. CUB requested an additional disallowance of $53 million and Chicago requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Staff, based on additional direct and rebuttal testimony submitted in January 2005, increased the requested disallowance from $31 million to $92 million in the Peoples Gas proceeding and from $1.4 million to approximately $4.0 million in the North Shore Gas proceeding covering a variety of alleged issues. The Staff stated in both the Peoples Gas and North Shore Gas proceedings that it did not recommend a disallowance based on allegations related to financial hedging. The Staff also recommended that the Commission should reopen the fiscal year 2000 Gas Charge reconciliation cases for Peoples Gas and North Shore Gas and other non-monetary measures, including requirements that the utilities conduct or have conducted internal and external audits related to gas purchasing practices.

Peoples Gas and North Shore Gas submitted additional rebuttal testimony on January 28, 2005, which rejected the proposed disallowances by the intervenors and the Staff in their respective additional direct and rebuttal testimony. Peoples Gas’ additional rebuttal testimony responded to all issues raised by the Staff and intervenors, including countering criticisms of the gas purchase agreement with Enron, defending the operation of the storage field as prudent, explaining why enovate transactions are unrelated to this proceeding and pointing out numerous errors in the proposed disallowance related to lost and unaccounted for gas. North Shore Gas’ additional rebuttal testimony responded to all issues raised by the Staff, in particular, countering criticisms of the gas purchase agreement with Enron. In a joint initial brief filed June 30, 2005, in the Peoples Gas case by CUB, Chicago and the AG, these intervenors recommended a gas cost disallowance of $381 million, and in its brief the Staff recommended a gas cost disallowance of $92 million. In initial briefs in the North Shore Gas case, CUB recommended a gas cost disallowance of $9.7 million, the Staff recommended an approximate $4.0 million disallowance, and the AG, adopting Staff’s positions, recommended an approximate $4.0 million disallowance.

On September 20, 2005, the Administrative Law Judge (ALJ) issued a proposed order (the ALJPO) in the Peoples Gas case. The ALJ has not issued a proposed order in the North Shore Gas case. In the Peoples Gas ALJPO, the ALJ recommended that the Commission accept all of the Staff’s proposed gas cost disallowances ($92 million) plus a $26.6 million disallowance for Peoples Gas’ decision not to use financial hedges during the 2000–2001 winter. The total recommended disallowance is approximately $118.6 million. The ALJPO also recommended adoption of all non-monetary recommendations such as re-opening the fiscal 2000 proceeding and the internal and external audit requirements. In October 2005, Peoples Gas, Staff and intervenors filed briefs and replies to exceptions to the ALJPO. In its briefs, Peoples Gas conceded an additional adjustment of $2.2 million (resulting in

 Peoples Energy 77

a charge to income in the fourth quarter of fiscal 2005); together with its previous testimony, Peoples Gas is not contesting a total of $7.4 million of the recommended gas cost disallowance. Peoples Gas also requested oral argument before the Commissioners.

Typically, following briefing of the ALJPO, the ALJ submits a post-exceptions proposed order to the Commission, after which the Commission issues an order that is subject to applications for rehearing and, if rehearing is denied, appeal to the Illinois appellate court. If the Commission grants the request for oral argument, that will occur prior to issuance of the Commission’s final order. In addition to briefs, Peoples Gas has filed a pleading that is pending before the Commission requesting the Commission to reverse the ALJ’s ruling not admitting certain evidence.

The ALJPO, related to the fiscal 2001 Gas Charge reconciliation proceedings is fully briefed and pending before the Commission and the Commission could render an order at any time.

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

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas and North Shore Gas each filed direct testimony on April 1, 2004. Fiscal 2004 Gas Charge reconciliation cases were initiated on November 10, 2004. Peoples Gas and North Shore Gas each filed direct testimony on April 7, 2005. Status hearings are scheduled for February 15, 2006 in the 2002 cases and for March 21 in the fiscal 2003 and 2004 cases. Some of the issues raised in the fiscal 2001 cases may also be raised in these subsequent cases, including, for example, hub transactions and the gas purchase agreement with Enron, which was subsequently assumed by another party. The Company believes that its purchasing practices during each of the periods were consistent with standards applied by the Commission in its past orders and upheld by the Illinois courts and that it conducted business prudently and in the best interests of customers within established standards. Fiscal 2005 Gas Charge reconciliation cases were initiated on November 22, 2005. Direct testimony from Peoples Gas and North Shore Gas is due to be filed in April 2006.

B.	Illinois Attorney General and the City of Chicago Lawsuits

On March 21, 2005, the AG and Chicago filed separate lawsuits in the Circuit Court of Cook County, Illinois against the Company and several of its subsidiaries, including Peoples Gas and, in the case of the AG’s lawsuit, North Shore Gas. The AG’s lawsuit alleges that during the period 1999 to 2002 the Company and four of its subsidiaries engaged in midstream gas transactions with Enron and certain of its affiliates in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Chicago’s lawsuit alleges that during the period from 2000 to the present, the Company and three of its subsidiaries engaged in similar transactions in violation of certain consumer protection provisions of the City of Chicago Municipal Code. Both lawsuits seek to impose fines and damages and seek injunctive orders to cease further violations. On April 12, 2005, the Court granted a motion to consolidate the proceedings. On May 13, 2005, the Company filed Motions to Dismiss or, in the alternative, stay the complaints filed by the AG and Chicago pending the resolution of the fiscal year 2001 reconciliation proceedings pending before the Commission. On August 17, 2005, the Court granted the motion to stay these cases pending the ruling by the Commission on the fiscal year 2001 reconciliation matter.

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

  Peoples Energy   78

reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations made in the suit and intend to vigorously defend against the suit. On September 22, 2004, the Court granted a motion to dismiss all counts against Peoples Gas. On October 21, 2004, the plaintiffs filed an amended complaint against the Company. On November 22, 2004, the Company filed a motion to dismiss the amended complaint. On April 6, 2005, the Court denied the Company’s motion in part, by allowing to stand the plaintiffs’ claims for violation of the Consumer Fraud and Deceptive Business Practices Act and claims that the Company acted in concert with others to commit a tortious act, and granted the Company’s motion in part by dismissing all of the plaintiffs’ other claims, though without prejudice to plaintiffs’ ability to amend their complaint. The plaintiffs filed a response to the motions to dismiss on September 13, 2005, and Peoples Gas filed replies on September 22, 2005. The hearing on the motions to dismiss is scheduled for January 13, 2006. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

D.	CFTC Subpoena

In February 2005, the Company received a subpoena from the U.S. Commodity Futures Trading Commission (CFTC) requesting information regarding price reporting of transactional data to the energy trade press, other information related to gas supply, the midstream gas trading and services business and the retail energy services business for the years 2000 through 2002 and a copy of certain documents produced in response to a separate subpoena issued by the AG. The Company has produced the requested information and is cooperating with the CFTC. The Company has not been charged by the CFTC with any violation nor does it have any knowledge of any violations concerning the matters covered by the subpoena.

8:	Other Litigation

Oil and Gas Production Royalties Dispute
The Oil and Gas Production segment pays royalties and overriding royalties (collectively, royalties) to parties who own the mineral rights on wells operated by the Company. The royalties are computed based upon the amount of oil and gas produced and terms and conditions specified in certain agreements, which may provide the recipient with certain rights to review and challenge the royalties received. Pursuant to an audit, a claim was made against the Company by Coates Energy Trust and Coates Energy Interests, Ltd. for underpayment of royalties totaling approximately $2.4 million. In accordance with the agreements (which were assigned to a subsidiary of Peoples Energy Production Company pursuant to an acquisition) the Company was required to pay the claim in December of 2004 while disputing the audit findings. In December 2004, the claimant filed suit in the District Court of Starr County, Texas, seeking a declaratory judgment that the $2.4 million is owed to the claimant and that the Company cannot contest the audit’s findings. The parties are attempting to resolve the dispute through mediation. The Company believes that the lawsuit and the matters asserted by the claimant are not consistent with the terms of the agreements or applicable laws. The Company intends to vigorously defend the suit and believes, but cannot assure, that it will prevail in this matter and that the amounts will be refunded. Pending resolution of these matters, the Company has not recorded a royalty expense for these claims.

 Peoples Energy 79

9:	Other Commitments and Contingencies

A.	Guarantees and Letters of Credit

As of September 30, 2005, the Company had issued approximately $83.1 million of guarantees related to its unconsolidated equity investments as presented in the table below. In addition, the Company has authorized the issuance of standby letters of credit by financial institutions in the amount of $11.6 million as of September 30, 2005. The Company enters into these arrangements to secure financing and facilitate commercial transactions by its investees and subsidiaries with third parties. The Company is not required to record liabilities associated with these obligations in the Consolidated Financial Statements. No such liabilities have been recognized as of September 30, 2005.

		Amount		Expected
Unconsolidated Equity Investee	Nature of Guarantee	(In millions)		Expiration Date

Elwood	Operational	$10.0		August 31, 2017
Elwood	Debt service	14.1	(1)	July 5, 2026

Total		$24.1

(1)	Based on the amount of the next semi-annual debt service payment as of September 30, 2005. The amount of guarantee varies throughout the life of the loan, but cannot exceed $16.5 million.

In addition to the guarantees in the above table, as of September 30, 2005, the Company has guaranteed Trigen-Peoples’ performance under the Asset Purchase Agreement (See Note 4 for a discussion of the Trigen-Peoples’ asset sale), including post-closing obligations to indemnify the purchaser against breaches of representations, warranties and covenants and losses or damages, if any, resulting from pre-closing liabilities, claims or releases of environmentally hazardous materials at the plant site. This guarantee is joint and several between the Company and Trigen up to $59 million and solely for the account of the Company for any excess. Upon dissolution of Trigen-Peoples (expected in the first quarter of fiscal 2006), the Company expects to directly assume its commitments under the guarantee.

At September 30, 2005, Peoples Gas and North Shore Gas had no material letters of credit and no outstanding guarantees.

B.	Purchase Commitments

Peoples Gas and North Shore Gas have purchase commitments for gas purchase, storage and transportation as well as materials, supplies, services and property, plant and equipment as part of the normal course of business. Certain contracts contain penalty provisions for early termination. The Company does not expect potential payments under these provisions to materially affect results of operations or its financial condition in any individual year. Purchase obligations are summarized below in Note 9D.

C.	Operating Leases

The Company and subsidiaries lease office space under agreements that expire in various years through 2016. During fiscal 2003, the Company extended the lease for its headquarters for an additional five years to August 31, 2014. The rental obligations consist of a base rent plus operating expenses and taxes. Rental expenses for the Company under operating leases were $8.6 million, $8.7 million and $9.7 million for fiscal years 2005, 2004 and 2003, respectively. Rental expenses for Peoples Gas under operating leases were $2.6 million, $3.6 million and $5.2 million for fiscal years 2005, 2004 and 2003, respectively. Rental expenses for North Shore Gas under operating leases were insignificant. The minimum rental commitments payable in future years under all noncancelable leases for the Company and Peoples Gas are summarized below in Note 9D.

  Peoples Energy   80

D.	Contractual Obligations

The following table summarizes Peoples Energy’s, Peoples Gas’ and North Shore Gas’ minimum contractual cash obligations as of September 30, 2005.

	Payments Due by Period

		Less than	1 to	4 to	More than
(In Millions)	Total	1 Year	3 Years	5 Years	5 Years

Peoples Energy (consolidated)
Total debt (See Note 13)	$903.7	$8.1	$—	$50.0	$845.6
Estimate of interest payments on debt(1)	647.7	50.1	91.7	90.7	415.2
Operating leases (See Note 9C)	37.2	3.7	7.5	8.1	17.9
Purchase obligations(2)	492.0	347.6	99.3	23.6	21.5
Minimum pension funding(3) (See Note 10)	41.6	4.3	35.0	2.3	—

Total contractual cash obligations	$2,122.2	$413.8	$233.5	$174.7	$1,300.2

Peoples Gas
Total debt (See Note 13)	$502.0	$—	$—	$50.0	$452.0
Estimate of interest payments on debt(1)	472.1	21.4	40.2	39.2	371.3
Operating leases (See Note 9C)	29.2	3.0	6.3	6.7	13.2
Purchase obligations(2)	110.8	65.4	35.2	8.0	2.2

Total contractual cash obligations	$1,114.1	$89.8	$81.7	$103.9	$838.7

North Shore Gas
Total debt (See Note 13)	$69.3	$—	$—	$—	$69.3
Estimate of interest payments on debt(1)	49.1	3.3	6.6	6.6	32.6
Operating leases (See Note 9C)	—	—	—	—	—
Purchase obligations(2)	19.3	14.0	5.0	0.3	—

Total contractual cash obligations	$137.7	$17.3	$11.6	$6.9	$101.9

(1)	Includes interest on fixed and adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at September 30, 2005.
(2)	Includes gas purchases, storage, transportation, information technology-related and miscellaneous long-term and short-term capital purchase commitments.
(3)	Minimum pension funding is an estimate of the contributions that would be required pursuant to the Employee Retirement Income Security Act to fund benefits earned as of October 1, 2005. Additional contributions may be made to fund benefits accruing after October 1, 2005, or on a discretionary basis.

The Company also entered into an amended and restated revolving credit facility in July 2005 with Dominion to jointly lend up to $20 million to Elwood to meet working capital needs. The Company’s share is $10 million. The facility has been extended until July 2006 and will be automatically extended for one year annually thereafter unless any of the parties provide notice to terminate the facility. The outstanding loans would earn interest at the A-2/ P-2 commercial paper rate plus 50 basis points. No borrowings were outstanding under the facility as of September 30, 2005.

10:	Retirement and Postretirement Benefits

The Company and its subsidiaries participate in two noncontributory defined benefit pension plans, the Retirement Plan and the Service Annuity System, covering substantially all employees. These plans provide pension benefits that generally are based on an employee’s length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the Retirement Plan July 1, 2001, and thereafter will have their benefits determined based on their compensation during the five years preceding termination of employment and an aged-based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has a non-qualified pension plan (Supplemental Plan) that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Effective October 1, 2004, the Company began including amounts related to executive deferred compensation (EDC) in the calculation of supplemental pension expense. Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.

The Company follows SFAS No. 88 to account for unrecognized gains and losses related to the settlement of its pension plans’ Projected Benefit Obligations (PBO). During fiscal 2005, as in past fiscal periods, a portion of each plans’ PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

 Peoples Energy 81

In addition, the Company and its subsidiaries currently provide certain contributory health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. These plans, like the pension plans, are funded based upon actuarial determinations, consideration of tax regulations and the Company’s funding policy. The Company accrues the expected costs of such benefits over the service lives of employees who meet the eligibility requirements of the plan.

A.	Benefit Obligations

	Pension		Other Postretirement
	Benefits		Benefits

Fiscal Years Ended September 30 (In Millions)	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of measurement period	$458.3	$487.2	$147.1	$125.6
Service cost	15.9	17.8	6.1	5.3
Interest cost	27.2	27.7	7.9	7.3
Participant contributions	—	—	5.9	5.0
Curtailment	(1.6)	—	(0.6)	—
Plan amendments	—	—	(7.3)	—
Actuarial (gain)/loss	88.5	(23.7)	(11.3)	18.5
Benefits paid	(79.7)	(50.7)	(14.7)	(14.6)

Benefit obligation at end of measurement period (June 30)	$508.6	$458.3	$133.1	$147.1

Accumulated benefit obligation at end of measurement period (June 30)	$402.6	$366.4

B.	Plan Assets

	Pension		Other Postretirement
	Benefits		Benefits

Fiscal Years Ended September 30 (In Millions)	2005	2004	2005	2004

Change in plan assets
Market value of plan assets at beginning of measurement period	$495.1	$467.7	$46.9	$51.7
Actual return on plan assets	33.3	77.1	1.7	4.7
Employer contributions (including non-qualified plans)	31.9	1.0	—	0.1
Participant contributions	—	—	5.9	5.0
Benefits paid	(79.7)	(50.7)	(14.7)	(14.6)

Market value of plan assets at end of measurement period (June 30)	$480.6	$495.1	$39.8	$46.9

The asset allocation, by asset class, for the Company’s pension and other postretirement benefit plans at the June 30 measurement date are as follows:

		Percentage of
	Target	Plan Assets
		at June 30,

	Allocation
	2005	2005	2004

Pension Benefits:
Equity securities	70%	69%	72%
Debt securities	30%	30%	27%
Other	0%	1%	1%

Total	100%	100%	100%
Other Postretirement Benefits:
Equity securities	60%	58%	58%
Debt securities	40%	40%	39%
Other	0%	2%	3%

Total	100%	100%	100%

The target asset allocation reflects the Company’s investment strategy of maximizing the long-term rate of return on plan assets within an appropriate level of risk. Plan assets are rebalanced from time to time if the actual allocation deviates from the target by more than allowable limits as defined under the Company’s investment policy.

  Peoples Energy   82

C.	Funded Status

The funded status of the plans, reconciled to the amount reported on the statement of financial position, is as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004
Fiscal Years Ended September 30 (In Millions)

Funded status
Fair value of plan assets	$480.6	$495.1	$39.8	$46.9
Benefit obligations	508.6	458.3	133.1	147.1

Over (under) funded status	(28.0)	36.8	(93.3)	(100.2)
Unrecognized net transition obligation (asset)	(0.1)	(0.9)	9.8	19.3
Unrecognized prior service cost	35.4	43.3	—	—
Unrecognized net actuarial (gain)/loss	167.1	90.7	28.4	40.1
Contributions: July 1 to September 30	—	0.6	—	—

Recognized prepaid (accrued) benefit cost at September 30	$174.4	$170.5	$(55.1)	$(40.8)

Amounts recognized in the statement of financial position consist of:
Prepaid pension cost	$152.7	$147.2	$—	$—
Accrued benefit liability	(42.6)	(18.2)	(55.1)	(40.8)
Intangible asset	21.5	28.4	—	—
Accumulated other comprehensive income, pretax	42.8	13.1	—	—

Net amount recognized	$174.4	$170.5	$(55.1)	$(40.8)

The Company’s Retirement Plan and Supplemental Plan had an accumulated benefit obligation in excess of plan assets as of June 30, 2005 and 2004, as follows:

	Retirement		Supplemental
	Plan		Plan

(In Millions)	2005	2004	2005	2004

Projected benefit obligation	$270.0	$261.9	$6.9	$5.0
Accumulated benefit obligation	223.3	215.1	6.2	3.3
Fair value of plan assets	188.6	202.6	—	—

Pretax amounts included in other comprehensive income arising from a change in the minimum liability are as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits

(In Millions) Fiscal Years Ended September 30,	2005	2004	2005	2004

Change in minimum liability included in other comprehensive income as a loss (gain)	$29.7	$(26.6)	N/A	N/A

D.	Expected Cash Flow

Information about the expected cash flows for the pension and other postretirement benefit plans follows:

	Pension	Other Postretirement
(In Millions)	Benefits	Benefits

Employer contributions:
2006 (expected)	$30.0	$—
Expected benefit payments:
2006	$23.7	$9.6
2007	24.2	9.0
2008	25.8	8.7
2009	26.3	8.6
2010	28.0	8.4
Years 2011–2015	201.2	43.9

The above table reflects the total benefits expected to be paid from the plan or from Company assets and does not include the participants’ share of the cost. The above expected benefit payments for other postretirement benefits include payments for prescription drug benefits and are net of the following expected Medicare Part D subsidy receipts:

(In Millions)	2006	2007	2008	2009	2010	2011–2015

Other postretirement benefits	$0.6	$1.1	$1.3	$1.4	$1.5	$8.8

 Peoples Energy 83

E.	Net Benefit Cost

	Pension			Other Postretirement
	Benefits			Benefits

(In Millions) Fiscal Years Ended September 30	2005	2004	2003	2005	2004	2003

Service cost	$15.9	$17.8	$13.5	$6.1	$5.3	$3.6
Interest cost	27.2	27.7	29.2	7.9	7.3	7.6
Expected return on plan assets	(43.0)	(46.6)	(51.9)	(3.3)	(3.8)	(4.5)
Amortization of:
Net transition (asset)/obligation	(0.8)	(1.1)	(1.2)	1.8	1.9	3.3
Prior service cost	2.7	3.0	3.0	—	—	—
Net actuarial (gain)/loss	2.0	1.6	(0.6)	1.4	0.9	(0.1)

Net periodic benefit cost (credit)	4.0	2.4	(8.0)	13.9	11.6	9.9

Curtailment recognition	5.1	—	—	0.4	—	—
Contribution shortfall recognition	—	—	—	—	0.7	—
One-time recognition for EDC	2.2	—	—	—	—	—
Effects of lump sum settlements upon retirement	15.5	9.4	6.5	—	—	—

Net benefit cost (credit)	$26.8	$11.8	$(1.5)	$14.3	$12.3	$9.9

Net benefit cost (credit) by company
Peoples Gas	$12.6	$3.0	$(4.2)	$11.3	$10.0	$8.8
North Shore Gas	3.8	2.8	1.7	1.4	1.2	1.0
All other companies	10.4	6.0	1.0	1.6	1.1	0.1

	$26.8	$11.8	$(1.5)	$14.3	$12.3	$9.9

In fiscal 2005 the Company recorded a combined $15.9 million noncash expense (before capitalization) for pension and other postretirement benefits associated with the restructuring described in Note 3. The $15.9 million included approximately $10.4 million related to effects of lump sum settlements and $5.5 million related to curtailment charges. In addition, remeasurement of the pension plan’s liabilities and assets when the plan curtailment was recognized during the first quarter of fiscal 2005 resulted in an increase of $22.6 million in the minimum liability recognized in other comprehensive income.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

FSP 106-2 provides accounting guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The FSP requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost.

Detailed regulations needed to implement the Act were issued in January of 2005 and the Company determined that the benefits provided by its retiree health care benefit plans are at least actuarially equivalent to Medicare Part D and qualify for the federal subsidy. The impact of the Act on the Company’s postretirement benefit plan was considered a significant event and a remeasurement of plan assets and obligations was performed as of February 28, 2005. The impact of the Act accumulated postretirement benefit obligation by $37.9 million related to benefits attributed to past service. The reduction in the components of 2005 net periodic benefit cost was as follows:

(In millions)	2005

Service Cost	$0.5
Interest Cost	0.7
Amortization of actuarial gain	0.6

Total reduction in net periodic benefit cost	$1.8

  Peoples Energy   84

F.	Primary Actuarial Assumptions

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations, June 30:
Discount rate	5.25%	6.25%	5.00%	6.25%
Future compensation increases	3.75%	3.75%
Health care cost trend rate assumed for next year			9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2010	2010

				Other Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.13%	6.00%	7.50%	6.02%	6.00%	7.50%
Expected return on assets	8.75%	8.75%	9.00%	8.75%	8.75%	9.00%
Future compensation increases	3.75%	3.75%	4.00%
Health care cost trend rate assumed for next year				10.00%	8.00%	5.50%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)				5.00%	5.00%	5.50%
Year that the rate reaches the ultimate trend rate				2010	2007	2003

The Company utilized the assistance of its plan actuaries in determining the discount rate assumption. The Company’s actuaries have developed an interest rate yield curve to enable companies to make judgments pursuant to EITF Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.” The yield curve is comprised of Aaa and Aa bonds with maturities between zero and thirty years. The plan actuaries then discount the expected annual benefit cash flows for each of the Company’s pension and retiree welfare plans using this yield curve and develop a single-point discount rate matching each plan’s expected payout structure.

The Company establishes its expected return on asset assumption based on consideration of historical and projected asset class returns. For each asset class, the expected return is calculated as the weighted-average of the historical and projected returns, as determined by an independent source. This amount is then compared to the historical investment performance of the Trust as well as a group of peer companies for reasonableness.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For fiscal 2005 a one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point

(In Millions)	Increase	Decrease

Effect on total of service and interest cost	$2.3	$(2.0)
Effect on postretirement benefit obligation	$13.4	$(12.3)

G.	Defined Contribution Plans

In addition to the defined benefit pension plans, the Company has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company’s matching contribution to the plans totaled $3.6 million, $4.0 million and $3.9 million in fiscal 2005, 2004 and 2003, respectively.

 Peoples Energy 85

11:	Tax Matters

A.	Income Tax Expense

Total income tax expense (benefit) as shown for the Company on the Consolidated Statements of Income is composed of the following:

	For Fiscal Years Ended
	September 30,

(In Thousands)	2005	2004	2003

Current:
Federal	$22,988	$21,833	$32,394
State	2,102	(1,003)	1,384

Total current income taxes	25,090	20,830	33,778

Deferred:
Federal	18,198	15,977	18,943
State	2,029	2,145	7,261

Total deferred income taxes	20,227	18,122	26,204

Total investment tax credits—net	(613)	(1,119)	(800)

Net income tax expense	$44,704	$37,833	$59,182

Total income tax expense as shown for Peoples Gas and North Shore Gas on each of the respective Consolidated Statements of Income is composed of the following:

	Peoples Gas			North Shore Gas

(In Thousands) For Fiscal Years Ended September 30,	2005	2004	2003	2005	2004	2003

Current:
Federal	$24,479	$17,565	$24,382	$575	$2,976	$6,225
State	5,482	3,915	4,243	66	672	1,035

Total current income taxes	29,961	21,480	28,625	641	3,648	7,260

Deferred:
Federal	(2,964)	2,721	12,941	4,816	2,655	881
State	257	1,199	4,933	1,248	555	621

Total deferred income taxes	(2,707)	3,920	17,874	6,064	3,210	1,502

Total investment tax credits—net	(564)	(1,003)	(747)	(49)	(115)	(50)

Net income tax expense	$26,690	$24,397	$45,752	$6,656	$6,743	$8,712

B.	Tax Rate Reconciliation

The following is a reconciliation for the Company between the computed income tax expense (tax rate of 35% times book income before income tax) and the total provision for income tax expense.

	Percent of Pretax Income

	2005	2004	2003

Computed federal income tax expense	35.00	35.00	35.00
State income taxes— net	2.24	0.50	3.48
Other— net	(0.85)	(3.81)	(2.19)

Net income tax expense	36.39	31.69	36.29

The following are reconciliations for Peoples Gas and North Shore Gas between the computed income tax expense (tax rate of 35% times book income before income tax) and the total provision for income tax expense.

	Peoples Gas			North Shore Gas

	Percent of Pretax Income			Percent of Pretax Income

For Fiscal Years Ended September 30,	2005	2004	2003	2005	2004	2003

Computed federal income tax expense	35.00	35.00	35.00	35.00	35.00	35.00
State income taxes— net	4.98	4.59	4.78	4.78	4.38	4.73
Federal accrual adjustments	(4.03)	(1.28)	(1.55)	—	—	—
Other— net	(0.84)	(3.34)	(1.73)	(2.91)	(1.45)	(2.27)

Net income tax expense	35.11	34.97	36.50	36.86	37.93	37.46

  Peoples Energy   86

C.	Deferred Income Taxes

Summarized in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1E).

	September 30,

(In Thousands)	2005	2004

Deferred tax liabilities:
Property— accelerated depreciation and other property-related items	$409,553	$380,749
Pension	63,659	68,015
Partnership items	26,323	21,842
Other	40,364	47,478

Total deferred income tax liabilities	539,899	518,084

Deferred tax assets:
Derivative instruments	(85,496)	(38,725)
Group insurance	(21,103)	(16,063)
Other	(51,389)	(55,458)

Total deferred Income Tax Assets	(157,988)	(110,246)

Net deferred Income Tax Liabilities	$381,911 (1)	$407,838 (2)

(1)	Includes $64.4 million of net current deferred taxes that is classified in Other Current Assets and Other Accrued Liabilities on the balance sheet.
(2)	Includes $15.5 million of net current deferred taxes that is classified in Other Current Assets and Other Accrued Liabilities on the balance sheet.

Summarized in the tables below for Peoples Gas and North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1E).

	Peoples Gas		North Shore Gas

(In Thousands) September 30,	2005	2004	2005	2004

Deferred tax liabilities:
Property— accelerated depreciation and other property-related items	$317,020	$310,361	$42,050	$40,103
Gas cost reconciliation	—	—	2,571	2,236
Pension	60,818	65,239	—	—
Other	30,905	42,420	1,613	1,461

Total deferred income tax liabilities	408,743	418,020	46,234	43,800

Deferred tax assets:
Group insurance	—	—	(2,217)	(2,282)
Pension	—	—	1,029	(1,834)
Other	(52,175)	(46,281)	(4,035)	(5,151)

Total deferred income tax assets	(52,175)	(46,281)	(5,223)	(9,267)

Net deferred income tax liabilities	$356,568 (1)	$371,739 (2)	$41,011 (3)	$34,533 (4)

(1)	Includes $7.6 million of net current deferred taxes that is classified in Other Current Assets on the balance sheet.
(2)	Includes $5.0 million of net current deferred taxes that is classified in Other Current Assets on the balance sheet.
(3)	Includes $1.9 million of net current deferred taxes that is classified in Other Accrued Liabilities on the balance sheet.
(4)	Includes $1.1 million of net current deferred taxes that is classified in Other Current Assets on the balance sheet.

12:	Debt Covenants

North Shore Gas’ indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2005, such restrictions amounted to $6.9 million out of North Shore Gas’ total retained earnings of $80.6 million.

The Company has revolving credit facilities which primarily support its commercial paper borrowing. These credit facilities provide that the lenders under such facilities may terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company’s debt-to-total capital ratio exceeds 65%. At September 30, 2005, this ratio, as defined in the credit facilities, was 53% for Peoples Energy and 45% for Peoples Gas.

The Company’s indenture relating to its $325.0 million notes due January 15, 2011, has a cross-default provision relating to any other indebtedness greater than $15.0 million. The Company’s three-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million. Peoples Gas’ five-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million.

 Peoples Energy 87

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

13:	Long-Term Debt and Short-Term Debt

Peoples Gas and North Shore Gas utilize mortgage bonds to secure tax exempt interest rates. The Illinois Finance Authority has issued tax exempt bonds for the benefit of Peoples Gas and North Shore Gas and Chicago has issued tax exempt bonds for the benefit of Peoples Gas. Each issuance is secured by an equal principal amount of Peoples Gas’ or North Shore Gas’ first mortgage bonds.

A.	Changes in Debt Securities

During fiscal 2005, the Company took advantage of the low interest rate environment to refinance existing higher interest rate debt. During fiscal 2004, the Company took advantage of the low interest rate environment to term-up adjustable rate debt. In general, debt classified as short-term due to the technical tender provisions was replaced by long-term debt.

The following table summarizes the changes that have occurred in the composition of the Company’s debt.

(Dollars In Millions)	Issuances (tax exempt)		Retirements (tax exempt)

Fiscal 2005
Peoples Gas	$50.0	Adjustable rate, Series RR due June 1, 2035 (4.30% fixed for 11 years)	$50.0	6.10% Series FF, Due June 1, 2025

Total Fiscal 2005	$50.0		$50.0

Fiscal 2004
Peoples Gas	$51.0	Adjustable rate, Series OO due Oct. 1, 2037(1)	$27.0	Variable rate, Series EE
	51.0	Adjustable rate, Series PP, due Oct. 1, 2037(1)	37.5	Variable rate, Series II
	75.0	Adjustable rate, Series QQ, due Nov. 1, 2038	37.5	Variable rate, Series JJ
		(4.875% fixed for 15 years)	75.0	5.75%, Series DD

Total Fiscal 2004	$177.0		$177.0

(1)	Current mode auction rate 35-day period. Fiscal 2005 weighted-average interest rate of 2.16% and 2.17% for Series OO and PP, respectively.

On July 12, 2005, Peoples Gas entered into a 5-year syndicated revolving credit agreement with eleven financial institutions that provides backup for Peoples Gas’ seasonal commercial paper borrowing program. The maximum amount that may be borrowed under the credit agreement is $250 million. This replaces the previous $200 million credit facility that was scheduled to expire in August 2005.

B.	Short-Term Debt

The following table presents a detail of short-term debt by type.

			Fiscal 2004
	Fiscal 2005	Balance At	Weighted-	Balance At
	Weighted-Average	September 30,	Average	September 30,
(In Thousands)	Interest Rate %	2005	Interest Rate %	2004

Commercial Paper:
Peoples Energy	2.41	$8,148	1.23	$24,625
Peoples Gas	2.07	—	1.11	31,000
North Shore Gas	—	—	1.07	—
Bank Loans:
Peoples Energy	2.56	$—	1.63	$—

Total short-term debt— Company		$8,148		$55,625

Company loans to Peoples Gas	—	$—	1.05	$—

North Shore Gas loans to Peoples Gas	2.63	$360	—	$—

Company loans to North Shore Gas	2.13	$—	1.41	$3,810

Peoples Gas loans to North Shore Gas	2.38	$—	—	$—

  Peoples Energy   88

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-term debt. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2005, the Company and its subsidiaries had combined lines of credit totaling $475.0 million. Of those lines Peoples Energy Corporation had lines of credit totaling $225.0 million, of which available credit was $216.8 million. The agreements for the $225 million will expire March 2007. Due to expected high gas prices for the upcoming heating season, in November 2005 the Company arranged for additional credit facilities with three banks under which the Company may borrow up to $50 million for general corporate purposes and commercial paper backup. These seasonal facilities expire May 1, 2006. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee. In addition, at September 30, 2005, the Company had approximately $11.6 million of letters of credit outstanding for financial and performance guarantees.

Short-term cash needs of Peoples Gas are met through inter-company loans from the Company, inter-utility loans from North Shore Gas, bank loans or the issuance of commercial paper. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2005, Peoples Gas had aggregate available lines of $250.0 million of which all was available. Agreements covering these lines expire in July 2010. Peoples Gas had a $0.4 million loan from North Shore Gas at September 30, 2005. In addition, at September 30, 2005 and 2004, Peoples Gas had approximately $0.1 million and $0.7 million, respectively, of letters of credit outstanding for financial and performance guarantees. The credit facilities of the Company and Peoples Gas are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels.

North Shore Gas’ short-term cash needs are met through loans from the Company and/or inter-utility loans from Peoples Gas, which are sufficient resources to meet working capital requirements. At September 30, 2005, North Shore had no loans outstanding.

14:	Earnings Per Share

The following table summarizes average and diluted shares for computing the Company’s per-share amounts. The dilution is attributable to stock options outstanding under the Company’s LTIC and DSOP. The diluted shares for the Company are as follows:

	For Fiscal Years Ended
	September 30,

(In Thousands)	2005	2004	2003

Average shares of common stock outstanding	37,977	37,318	36,054
Effects of options	163	172	142

Diluted shares	38,140	37,490	36,196

For fiscal 2005 and 2004, all outstanding options were included in the computation of diluted earnings per share. For fiscal 2003, options to purchase 526,600 shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive.

15:	Preferred Stock

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none were issued and outstanding at September 30, 2005.

Peoples Gas has 430,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2005. North Shore Gas has 160,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2005.

 Peoples Energy 89

16:	Common Stock

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or “at-the-market” offerings. Through September 30, 2005, 1,235,700 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $47.9 million.

In addition, the Company issues common stock through other plans such as the Direct Purchase and Investment Plan and ESPP. In early fiscal 2003, the Company began issuing new shares from open market transactions to satisfy the requirements of the Direct Purchase and Investment Plan. Stock activity is summarized below.

	For Fiscal Years Ended September 30,

	2005		2004			2003

(Dollars in Thousands)	Shares	Dollars	Shares		Dollars	Shares	Dollars

Beginning of period	37,733,894	$384,482	36,689,968		$339,785	35,459,006	$294,939
Shares issued:
Employee Stock Purchase Plan	12,228	479	13,244		487	12,926	452
Long-Term Incentive Compensation Plan— net	176,601	6,602	390,302		14,451	74,213	1,079
Shares issued through continuous equity offerings	—	—	377,400		15,458	858,300	32,445
Directors Deferred Compensation Plan	2,879	1,019			—	6,142	187
Directors Stock and Option Plan	1,092	43	766	(1)	3,347
Direct Purchase and Investment Plan	230,524	9,758	262,214		10,954	279,381	10,683

Total activity for the period	423,324	17,901	1,043,926		44,697	1,230,962	44,846

End of period	38,157,218	$402,383	37,733,894		$384,482	36,689,968	$339,785

(1)	During 2004 Treasury Shares were reduced by 3,000, of which 766 were re-issued in accordance with the DSOP.

Under the DSOP, as amended by the Board of Directors in December 2002, each nonemployee director of the Company will receive, as part of his or her annual retainer, an annual award of 1,000 deferred shares of common stock of the Company. With certain exceptions under the DSOP, shares are automatically deferred until the director’s retirement. The director is entitled to receive amounts representing dividends from such deferred shares equal to dividends paid with respect to a like number of shares of common stock of the Company.

Under the Company’s 1990 Long Term Incentive Compensation Plan (1990 LTIC), the grant of an option enables the recipient to purchase Company common stock at a price equal to the fair market value of the shares on the date the option was granted. The grant of a SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. Before an option or SAR may be exercised, the recipient must generally complete 12 months of continuous employment subsequent to the grant of the option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement or termination of employment for other reasons.

On February 27, 2004, the shareholders approved a new compensation plan, the 2004 Incentive Compensation Plan (2004 Plan). The 2004 Plan is comprised of two sub-plans: (i) the Long-Term Incentive Compensation Plan (Long-Term Plan) and (ii) the Short-Term Incentive Compensation Plan (Short-Term Plan). The adoption of the 2004 Plan effectively replaced the Company’s 1990 Long-Term Incentive Compensation Plan (1990 LTIC) and Short-Term Incentive Compensation Plan. The 2004 Plan provides for the award of restricted stock (RSAs), restricted stock units (RSUs) and performance shares to key management employees; it does not provide for the award of stock options or SARs. RSAs are shares of the Company’s common stock awarded to eligible employees and are subject to forfeiture. RSAs granted to date vest in equal annual increments over a five-year period from the date of grant and are subject to forfeiture if the recipient fails to remain employed, other than by reason of death, disability or retirement, until the applicable vesting date. Additionally, in the event of a change in control any grants of restricted stock under the Long-Term Plan will become immediately fully vested.

  Peoples Energy   90

An RSU is a contingent right to receive a share of common stock of the Company that is subject to forfeiture. Vesting may be based on the continued service of the recipient, upon the achievement of one or more performance goals established by the Compensation Committee, or upon a combination of both. Additionally, in the event of a change in control, any grants of RSUs under the Long-Term Plan become immediately fully vested. The performance goals are based on one or more performance criteria set forth in the 2004 Plan.

The Long-Term Plan provides for 100% vesting of a recipient’s RSUs if the recipient terminates employment by reason of death or disability. If the recipient terminates employment by reason of retirement the Long-Term Plan provides for (i) 100% vesting of a recipient’s RSUs if vesting is based solely on continued service, and (ii) as provided in recipient’s award agreement in the case of RSUs with vesting based solely or in part on the achievement of one or more performance goals. If the employment of an RSUs recipient terminates other than by reason of death, disability, or retirement, the recipient forfeits all rights to any RSUs that remain unvested at the time of such termination. RSUs will be settled by the delivery to the recipient shares of common stock equal to the number of the recipient’s RSUs that are vested as of the date of the recipient’s termination of employment.

A performance share is a contingent right to receive a share of common stock of the Company in the future, pursuant to the terms of a grant made under the Long-Term Plan and the related award agreement. One or more performance goals and a performance cycle (period) of not less than one year is established for any grant of performance shares. At the expiration of the performance cycle, the Compensation Committee will determine the extent to which the performance goals were achieved. The Compensation Committee will then determine the number of performance shares to which a recipient of performance shares under the grant is entitled, based upon the number of performance shares originally granted to the recipient and the level of performance achieved. Performance shares will be settled by the delivery of shares of common stock of the Company as soon as practicable after the close of the performance cycle.

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

Under the 2004 Plan, performance goals may be based on various criteria measuring the performance of the Company generally or relative to peer company performance, and may be based on a comparison of actual performance during a performance period against budget for such period.

The Company offers employees periodic opportunities to purchase shares of its common stock at a discount from the then current market price under its ESPP. As of September 30, 2005, the Company may sell up to 873,929 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees are eligible to purchase shares at 90% of the stock’s market price at the date of purchase.

 Peoples Energy 91

The following table presents the weighted-average option and SARs price and the non-qualified stock options, SARs, and RSAs activity related to the Company’s LTIC, 2004 Plan and DSOP plans. No RSUs were granted in fiscal 2005 or 2004. At September 30, 2005, no shares issuable under RSUs were outstanding or determinable and no shares issuable under performance shares were determinable. The options and SARs had a weighted-average remaining life of seven years and six years, respectively. For options and SARs outstanding, prices ranged from $31.34 to $41.16. At September 30, 2005, there were no options or SARs available for future grants due to the adoption of the 2004 Plan as described above. Under the 2004 Plan described above, there were 571,525 shares available for future grants of RSAs, RSUs and performance shares of which no more than 303,100 shares may be used for RSAs or RSUs that provide for vesting solely based upon continued service. Under the DSOP, there were no options or share awards available for future grants due to the amendment of the DSOP as explained above. However, there were 93,305 of deferred shares available for future grants.

	Weighted-		Weighted-
	Average	Non-Qualified	Average			Performance
	Option Price	Stock Options	SAR Price	SARs	RSAs	Shares

Outstanding at September 30, 2002	37.99	958,550	34.63	385,250	79,210	—

Granted	34.06	426,900	34.03	25,000	46,800	—
Exercised	33.67	(238,950)	33.09	(210,750)	(30,235)	—
Forfeited	38.48	(29,500)	—	—	(1,300)	—

Outstanding at September 30, 2003	37.40	1,117,000	36.17	199,500	94,475	—

Granted	—	—	—	—	48,350	46,000
Exercised	35.55	(367,900)	35.22	(91,800)	(25,850)	—
Forfeited	38.43	(8,500)	—	—	(9,060)	(3,275)

Outstanding at September 30, 2004	38.30	740,600	36.98	107,700	107,915	42,725

Granted	—	—	—	—	47,050	43,850
Exercised	38.04	(147,200)	37.25	(72,000)	(28,625)	—
Forfeited	—	—	—	—	(12,120)	(5,000)

Outstanding at September 30, 2005	38.37	593,400	36.45	35,700	114,220	81,575

		Non-Qualified
	Weighted-Average	Stock Options
	Option/SAR Price	and SARs

Exercisable at September 30, 2002	$34.16	773,000
Exercisable at September 30, 2003	$38.66	902,200
Exercisable at September 30, 2004	$38.14	848,300
Exercisable at September 30, 2005	$38.26	629,100

17:	Quarterly Financial Data (Unaudited)

Quarterly financial data does not always reveal the trend of the Company’s business operations due to nonrecurring items and seasonal weather patterns which affect earnings, and related components of net revenues and operating income.

In the first quarter of fiscal 2005, the Company recorded pension-related restructuring costs of $11.2 million, a portion of which related to Peoples Gas ($7.0 million) and North Shore Gas ($0.5 million). In the fourth quarter of fiscal 2004, the Company recorded a restructuring charge of $17.0 million, a portion of which related to Peoples Gas ($9.7 million) and North Shore Gas ($0.9 million). See Note 3 for further discussion.

In the fourth quarter of fiscal 2004, the Company also recorded adjustments to operating income of $6.9 million ($4.2 million or $0.11 per diluted share after taxes). These adjustments were identified as part of the year-end financial reporting and control processes. Operating income of Peoples Gas and North Shore Gas reflect fourth quarter adjustments of $5.8 million ($3.5 million after taxes) and $1.1 million ($0.7 million after taxes), respectively. These adjustments on an after-tax basis include amounts related to prior years totaling $3.0 million (net of taxes of $2.0 million), $2.6 million (net of taxes of $1.7 million) and $0.4 million (net of taxes of $0.3 million) for the Company, Peoples Gas and North Shore Gas, respectively.

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

  Peoples Energy   92

Quarterly financial data for the Company was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2005
Operating revenue	$737,411	$1,026,906	$455,931	$379,337	$2,599,585
Operating income	46,413	90,745	23,119	7,869	168,146
Net income (loss)	22,476	51,172	6,799	(2,314)	78,133
Basic EPS:
Net income (loss)	0.59	1.35	0.18	(0.06)	2.06
Diluted EPS:
Net income (loss)	0.59	1.34	0.18	(0.06)	2.05
Dividends declared	0.540	0.545	0.545	0.545	2.175
Common stock prices (high-low)	$45.38–$41.05	$45.10–$41.11	$44.97–$38.72	$45.52–$38.71	$45.52–$38.71

Fiscal 2004
Operating revenue	$604,884	$927,021	$401,137	$327,157	$2,260,199
Operating income (loss)	60,152	94,941	17,084	(7,826)	164,351
Net income (loss)	31,351	54,904	5,623	(10,314)	81,564
Basic EPS:
Net income (loss)	0.85	1.47	0.15	(0.27)	2.19
Diluted EPS:
Net income (loss)	0.85	1.46	0.15	(0.27)	2.18
Dividends declared	0.53	0.54	0.54	0.54	2.15
Common stock prices (high-low)	$42.72–$38.82	$46.03–$41.37	$45.19–$38.91	$43.86–$38.50	$46.03–$38.50

Quarterly earnings-per-share amounts are based on the weighted-average common shares outstanding for each quarter and, therefore, the sum of each quarter may not equal the amount computed for the total year.

Quarterly financial data for Peoples Gas was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2005
Operating revenue	$438,852	$627,485	$219,275	$139,091	$1,424,703
Operating income (loss)	32,364	62,794	11,037	(10,636)	95,559
Net income (loss)	17,269	35,640	3,947	(7,523)	49,333

Fiscal 2004
Operating revenue	$375,637	$572,272	$202,279	$129,187	$1,279,375
Operating income (loss)	42,498	65,367	6,002	(26,059)	87,808
Net income (loss)	23,188	37,873	2,453	(18,138)	45,376

Quarterly financial data for North Shore Gas was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2005
Operating revenue	$80,096	$115,147	$38,957	$26,261	$260,461
Operating income (loss)	7,354	12,346	2,601	(1,256)	21,045
Net income (loss)	4,093	7,125	1,195	(1,016)	11,397

Fiscal 2004
Operating revenue	$63,863	$101,284	$33,678	$23,886	$222,711
Operating income (loss)	8,001	12,690	2,177	(1,536)	21,332
Net income (loss)	4,451	7,360	921	(1,656)	11,076

 Peoples Energy 93

18:	Supplemental Oil and Gas Disclosures (Unaudited)

A.	Results of Operations for Exploration and Production Activities

The following table summarizes revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. The Company has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Oil and gas production revenues(1)	$100,602	$123,777	$106,359
Operating costs:
DD&A and impairments	45,485	47,078	41,700
Lease operating expenses	16,994	13,326	10,820
Exploration expense	403	5,479	3,269
Production taxes	12,064	9,565	9,472
Income tax	9,146	17,229	14,547

	84,092	92,677	79,808

Results of operations for producing activities (excluding corporate overhead, general and administrative costs and financing costs)	$16,510	$31,100	$26,551

Lease operating expense per Mcfe	$0.70	$0.48	$0.42
Production taxes per Mcfe	$0.50	$0.34	$0.37
Amortization rate per Mcfe(2)	$1.87	$1.69	$1.62

(1)	Includes hedge losses of $65.9 million, $25.8 million and $25.2 million for fiscal 2005, 2004 and 2003, respectively.
(2)	Amortization rate per Mcfe reflects only DD&A of capitalized costs of proved oil and gas properties.

B.	Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following table summarizes capitalized costs incurred in oil and gas producing activities.

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Acquisition of proved properties	$2,451	$32,288	$37,587
Acquisition of unproved properties	3,890	10,700	6,758
Exploration	681	6,439	4,096
Development	66,992	52,615	49,633

Total	$74,014	$102,042	$98,074

C.	Capitalized Costs Relating to Oil and Gas Producing Activities

The following table summarizes capitalized costs and associated accumulated DD&A, including impairments, relating to the Company’s oil and gas production, exploration and development activities.

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Proved properties	$537,995	$471,008	$376,189
Unproved properties	15,581	15,582	13,596

Total proved and unproved properties	553,576	486,590	389,785
Accumulated DD&A and impairments	(206,820)	(168,482)	(121,404)

Net capitalized costs	$346,756	$318,108	$268,381

D.	Costs Not Being Amortized

Following is a summary of costs excluded from the depletion base at September 30, 2005, by year incurred. Other than as noted below, the Company is unable to predict either the timing of the inclusion of these costs and the

  Peoples Energy   94

related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003	Prior Years	Total

Property acquisition costs	$3,890	$7,510	$2,398	$1,783	$15,581
Exploration and development	—	—	—	—	—

Total	$3,890	$7,510	$2,398	$1,783	$15,581

The Company will include $1.4 million of these costs in its fiscal 2006 depletion rate computation.

E.	Reserve Quantity Information

The Company’s proved oil and gas reserve quantities are based on estimates prepared by third-party independent engineering consulting firms in conjunction with the Company’s engineers, geologists and geophysicists in accordance with guidelines established by the SEC. The Company’s estimates of proved reserve quantities of its properties are prepared by Netherland, Sewell & Associates, Inc., Miller and Lents, Ltd. and Prator Bett, L.L.C. Each year, Peoples Energy Production files estimates of oil and gas reserves with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported in this Note 18, with the exception that Form EIA-23 includes only gross reserves from properties operated by the Company.

Estimated quantities of proved oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

			Gas
		Oil	Equivalent
(In Thousands)	Gas MMcf	MBbls	MMcfe

Ending Reserves— September 30, 2002	121,869	2,101	134,477

Extensions, discoveries and other additions	29,412	595	32,984
Production	(22,878)	(487)	(25,798)
Purchases of reserves in place	38,644	243	40,102
Revisions of previous estimates	54	(59)	(308)
Sales of reserves in place	—	—	—

Ending Reserves— September 30, 2003	167,101	2,393	181,457

Extensions, discoveries and other additions	14,952	218	16,260
Production	(24,515)	(556)	(27,853)
Purchases of reserves in place	22,170	393	24,526
Revisions of previous estimates	(5,663)	121	(4,931)
Sales of reserves in place	—	—	—

Ending Reserves— September 30, 2004	174,045	2,569	189,459

Extensions, discoveries and other additions	19,038	146	19,914
Production	(22,115)	(406)	(24,551)
Purchases of reserves in place	812	103	1,430
Revisions of previous estimates	(3,235)	(168)	(4,243)
Sales of reserves in place	(129)	(41)	(375)

Ending Reserves — September 30, 2005	168,416	2,203	181,634

Proved Developed Reserves
End of year— September 30, 2003	127,476	1,800	138,276
End of year— September 30, 2004	135,088	2,059	147,442
End of year— September 30, 2005	132,742	1,569	142,156

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

 Peoples Energy 95

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

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Future cash flows	$2,081,286	$1,169,106	$829,863
Future production and development costs	483,653	346,920	243,166
Future income tax expense	568,625	292,388	208,077

Future net cash flows	1,029,008	529,798	378,620
Ten percent annual discount for estimated timing of cash flows	439,640	207,299	141,166

Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$589,368	$322,499	$237,454

The future net cash flows before income taxes for fiscal 2005, 2004 and 2003 are $1,597.6 million, $822.2 million, and $586.7 million, respectively, and after discounting at 10% are $917.5 million, $502.4 million, and $369.2 million, respectively.

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

  Peoples Energy   96

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas liquids and gas reserves follows.

	For Fiscal Years Ended
	September 30,

(In Thousands)	2005	2004

Beginning of year	$322,499	$237,454

Revisions of previous estimates
Changes in prices and costs	426,833	121,398
Changes in quantities	(25,294)	(21,331)
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	90,106	41,431
Purchases of reserves in place	6,727	63,122
Sales of reserves in place	(1,713)	—
Previously estimated development costs incurred during the period	37,880	28,136
Changes in estimated future development costs	(25,933)	(10,759)
Accretion of discount	50,245	36,924
Sales of oil and gas, net of production costs	(137,422)	(126,683)
Net change in income taxes	(148,181)	(48,168)
Timing and other	(6,379)	975

Net change	266,869	85,045

End of year	$589,368	$322,499

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, Peoples Gas and North Shore Gas carried out an evaluation, under the supervision and with the participation of management, including Thomas M. Patrick, our principal executive officer, and Thomas A. Nardi, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed and filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentations. Also, the effectiveness of internal control over financial reporting may deteriorate in future periods due to either changes in conditions or declining levels of compliance with policies or procedures.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used criteria set forth in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment management believes that, as of September 30, 2005, the Company’s internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered accounting firm, issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

 Peoples Energy 97

Changes In Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Peoples Energy Corporation Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Peoples Energy Corporation and subsidiary companies (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated capitalization statements of the Company as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005, and the financial statement schedules of the Company for each of the three years in the period ended September 30, 2005, and our report dated

  Peoples Energy   98

December 9, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.

[DELOITTE & TOUCHE LLP SIG]

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 9, 2005

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption “Information Concerning Nominees for Election as Directors” of the Company’s proxy statement, to be filed with the SEC on or about January 6, 2006, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 24, 2006. Such information is incorporated herein by reference.

Information relating to the Board of Directors determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption “Committees of the Board of Directors” of the Company’s above-mentioned proxy statement to be filed with the SEC on or about January 6, 2006, and is incorporated herein by reference.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.”

The Company has disclosed its code of ethics on its Web site at www.PeoplesEnergy.com.

ITEM 11.	Executive Compensation

Information relating to executive compensation for the Company is set forth under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” of the Company’s above-mentioned proxy statement to be filed with the SEC on or about January 6, 2006, in connection with the Company’s annual meeting of shareholders to be held on February 24, 2006. Such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for the Company relating to this item is set forth under the caption “Share Ownership of Director Nominees and Executive Officers” of the Company’s above-mentioned proxy statement, to be filed with the SEC on or about January 6, 2006, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 24, 2006. Such information is incorporated herein by reference.

 Peoples Energy 99

EQUITY COMPENSATION PLAN INFORMATION

	(A)		(B)	(C)

				Number of Securities
				Remaining Available for Future
	Number of Securities to be		Weighted-Average	Issuance under Equity
	Issued Upon Exercise of		Exercise Price of	Compensation Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column A)

Equity compensation plans approved by security holders	612,122	(1)(2)	$38.55	720,499	(3)

Equity compensation plans not approved by security holders(4)	95,702	(4)	$36.89	93,305

Total	707,824		—	813,804

(1)	Excludes 35,700 SARs outstanding and exercisable under the Company’s LTIC Plan. The grant of a SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. No security is issued upon the exercise of a SAR.
(2)	Includes 87,601 shares equivalent held for the account of participants in the Company’s DDC Plan.
(3)	Includes 653,100 shares remaining available for issuance under the Company’s 2004 Incentive Compensation Plan for awards of performance shares, restricted stock and RSUs, of which no more than 303,100 shares may be used for awards of restricted stock or RSUs that vest solely upon continued service. Includes 67,399 share equivalents remaining available for future issuance under the DDC Plan.
(4)	Includes 30,795 deferred shares held for the account of participants in the Company’s DSOP.

ITEM 13.    Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions with certain officers of the Company is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s proxy statement, to be filed with the SEC on or about January 6, 2006, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 24, 2006. Such information is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is included under the caption “Independent Public Accountants” of the Company’s proxy statement to be filed with the SEC on or about January 6, 2006, and to be distributed in connection with the Company’s annual meeting of shareholders to be held on February 24, 2006. Such information is incorporated herein by reference.

  Peoples Energy   100

Part IV

ITEM 15     Exhibits and Financial Statement Schedules

			Page
(a)	1.	Financial Statements:
		See Part II, Item 8	44
	2.	Financial Statement Schedules:
		Schedule Number
		II Valuation and Qualifying Accounts	102
	3.	Exhibits:
		See Exhibit Index	106

 Peoples Energy 101

Schedule II

VALUATION AND QUALIFYING ACCOUNTS (In Thousands)

Peoples Energy Corporation and Subsidiary Companies

Column A	Column B	Column C	Column D	Column E

		Additions	Deductions

			Charges for the
			purpose for which the
Balance at beginning		Charged to	reserves or deferred	Balance at end
Description	of period	costs and expenses	credits were created	of period

Fiscal Year Ended September 30, 2005
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$29,138	$37,110	$31,294	$34,954
Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$33,124	$37,274	$41,260	$29,138
Fiscal Year Ended September 30, 2003
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$34,669	$43,961	$45,506	$33,124

The Peoples Gas Light and Coke Company and Subsidiary Companies

Column A	Column B	Column C	Column D	Column E

		Additions	Deductions

			Charges for the
			purpose for which the
Balance at beginning		Charged to	reserves or deferred	Balance at end
Description	of period	costs and expenses	credits were created	of period

Fiscal Year Ended September 30, 2005
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$26,536	$34,796	$29,385	$31,947
Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$29,207	$35,306	$37,977	$26,536
Fiscal Year Ended September 30, 2003
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$31,569	$40,843	$43,205	$29,207

North Shore Gas Company and Subsidiary Companies

Column A	Column B	Column C	Column D	Column E

		Additions	Deductions

			Charges for the
			purpose for which the
Balance at beginning		Charged to	reserves or deferred	Balance at end
Description	of period	costs and expenses	credits were created	of period

Fiscal Year Ended September 30, 2005
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 943	$1,563	$1,051	$1,455
Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1,012	$1,177	$1,246	$ 943
Fiscal Year Ended September 30, 2003
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 493	$1,653	$1,134	$1,012

  Peoples Energy   102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

By:	/s/ THOMAS M. PATRICK

Thomas M. Patrick
Chairman of the Board, President and Chief Executive Officer

Date: December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2005.

/s/ THOMAS M. PATRICK Thomas M. Patrick	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LINDA M. KALLAS Linda M. Kallas	Vice President and Controller (Principal Accounting Officer)

/s/ KEITH E. BAILEY Keith E. Bailey	Director

/s/ JAMES R. BORIS James R. Boris	Director

/s/ WILLIAM J. BRODSKY William J. Brodsky	Director

/s/ PASTORA SAN JUAN CAFFERTY Pastora San Juan Cafferty	Director

/s/ DIANA S. FERGUSON Diana S. Ferguson	Director

/s/ JOHN W. HIGGINS John W. Higgins	Director

/s/ DIPAK C. JAIN Dipak C. Jain	Director

/s/ MICHAEL E. LAVIN Michael E. Lavin	Director

/s/ HOMER J. LIVINGSTON, JR. Homer J. Livingston, Jr.	Director

/s/ RICHARD P. TOFT Richard P. Toft	Director

/s/ ARTHUR R. VELASQUEZ Arthur R. Velasquez	Director

 Peoples Energy 103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

By:	/s/ THOMAS M. PATRICK

Thomas M. Patrick
Chairman of the Board and Chief Executive Officer

Date: December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2005.

/s/ THOMAS M. PATRICK Thomas M. Patrick	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ LINDA M. KALLAS Linda M. Kallas	Vice President and Controller (Principal Accounting Officer)

/s/ DESIREE G. ROGERS Desiree G. Rogers	Director

/s/ WILLIAM E. MORROW William E. Morrow	Director

  Peoples Energy   104

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

By:	/s/ THOMAS M. PATRICK

Thomas M. Patrick
Chairman of the Board and Chief Executive Officer

Date: December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2005.

/s/ THOMAS M. PATRICK Thomas M. Patrick	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ LINDA M. KALLAS Linda M. Kallas	Vice President and Controller (Principal Accounting Officer)

/s/ DESIREE G. ROGERS Desiree G. Rogers	Director

/s/ WILLIAM E. MORROW William E. Morrow	Director

 Peoples Energy 105

Exhibit Index

Peoples Energy Corporation and Subsidiary Companies

(a)	The exhibits listed below are filed herewith and made a part hereof:

Exhibit
Number		Description of Document

10	(a)	Credit Agreement dated as of July 12, 2005, by and among Peoples Gas, the financial institutions party thereto, and ABN AMRO Bank, N.V. and JPMorgan Chase Bank, NA, as agents.

10	(b)	Summary Sheet for Officer Perquisites.

12		Statement re: Computation of Ratio of Earnings to Fixed charges for the Company, Peoples Gas and North Shore Gas.

21		Subsidiaries of the Company.

23	(a)	Consent of Deloitte & Touche LLP to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 33-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23	(b)	Consent of Netherland, Sewell and Associates, Inc. to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23	(c)	Consent of Miller and Lents, Ltd. to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-11701.

23	(d)	Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

31	(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99		Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2005.

(b)	Exhibits listed below have been filed heretofore with the SEC pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

Exhibit
Number		Description of Document

3	(a)	Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company— Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)).

3	(b)	Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas— Form 10-K for fiscal year ended 1995, Exhibit 3(b)).

3	(c)	Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas— Form 10-K for fiscal year ended 1995, Exhibit 3(b)).

3	(d)	By-Laws of the Company, as amended February 26, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 3(b)).

  Peoples Energy   106

Exhibit
Number		Description of Document

3	(e)	By-Laws of Peoples Gas, as amended August 10, 2004, (Peoples Gas— Form 10-K for the fiscal year ended 2004, Exhibit 3(b)).

3	(f)	By-Laws of North Shore Gas, as amended August 10, 2004, (North Shore Gas— Form 10-K for the fiscal year ended 2004, Exhibit 3(d)).

4	(a)	Indenture dated as of January 18, 2001, from the Company to Bank One Trust Company National Association (The Company— Form 10-Q for the quarter ended March 31, 2001, Exhibit 4(a)).

4	(b)	The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples Gas) by Indenture dated March 1, 1928 (Peoples Gas— May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples Gas— Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples Gas— Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples Gas— File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (Peoples Gas— File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples Gas— File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (Peoples Gas— Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of Peoples Gas, effective March 1, 2000 (Peoples Gas— Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); Peoples Gas Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); Peoples Gas Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between Peoples Gas and Illinois Finance Authority dated as of January 1, 2005 (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(a)).

4	(c)	North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore— File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (North Shore— File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore— File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore— Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (North Shore Gas— Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (The Company and North Shore Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(g)).

10	(c)	Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas— Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10); Peoples Gas fourth Amendment to Lease (for headquarters office space) between SIP North Stetson Venture, LLC and Peoples Gas dated August 13, 2003 (Peoples Gas— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(h)).

10	(c)	Credit Agreement among the Company, the financial institutions party thereto and ABN Amro Bank N.V., as agent, dated March 8, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 10(b)).

10	(d)	Insurance Agreement between Peoples Gas and Ambac dated as of January 1, 2005 (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2004, Exhibit 10(b)).

 Peoples Energy 107

Exhibit
Number		Description of Document

10	(e)	Employee Stock Purchase Plan, as amended, dated August 6, 1997 (The Company— Form 10-K for the fiscal year ended September 30, 1997, Exhibit 3(d)).

10	(f)	Executive Deferred Compensation Plan, amended as of December 4, 2002 (The Company— Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(c)).

10	(g)	Directors Stock and Option Plan as amended December 4, 2002 (The Company— Form 10-Q for the quarterly period ended December 31, 2002, Exhibit 10(g)).

10	(h)	Amended and Restated Trust under the Company’s Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(a)).

10	(i)	Directors Deferred Compensation Plan, as amended, dated April 7, 2004 (The Company— Form 10-Q for the quarter ended June 30, 2004, Exhibit 10(a)).

10	(j)	The Company’s 2004 Incentive Compensation Plan, effective February 27, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 10(a)).

10	(k)	The Company’s Long-Term Incentive Compensation Plan, as amended December 4, 2002 (The Company— Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(d)).

10	(l)	Percentage Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(b)).

10	(m)	Equity Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(c)).

10	(n)	Severance Agreement between the Company and Desiree G. Rogers dated as of April 22, 2005 (The Company— Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(a)); Severance Agreement between the Company and Thomas M. Patrick dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(d)); Severance Agreement between the Company and Steven W. Nance dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(e)); Severance Agreement between the Company and William E. Morrow dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(f)); Severance Agreement between the Company and Thomas A. Nardi dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(g)).

10	(o)	Retainer Agreement between the Company and Theodore R. Tetzlaff dated as of June 30, 2005 (The Company— Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(b)).

  Peoples Energy   108