Form 10-K/A
period 2005-09-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2005-12-14
CIK 77388, 110101, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K

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

EXPLANATORY NOTE

We are filing this amendment to the combined Annual Report on Form 10-K of Peoples Energy Corporation, The Peoples Gas Light and Coke Company and North Shore Gas Company for the fiscal year ended September 30, 2005, to reflect the corrections described below within the indicated Items of the Form 10-K as originally filed. Incorrect amounts in Item 7A, Item 8, and Item 15 resulted from typographical, clerical or rounding errors that occurred in conjunction with preparing the Form 10-K. The incorrect amounts in Item 6 (total assets in Selected Financial Data) and Item 7 (cash flow statement subtotals contained in MD&A) were not accurately transposed from the corresponding amounts contained in the consolidated financial statements.

1.	Item 6. Selected Financial Data
     Peoples Energy Corporation
     (In Thousands)
     For Fiscal Year Ended September 30, 2005
     Total assets from $3,567,466 to $3,537,791

2.	Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Liquidity and Capital Resources
     Summary of Cash Flows for the Company (In Thousands)
     For Fiscal Year Ended September 30, 2005
     Net cash provided by operating activities from $283,571 to $282,152
     Net cash used in investing activities from $(159,522) to $(156,190)
     Net cash used in financing activities from $(113,091) to $(115,004)

3.	Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Derivative Summary Table (In Thousands)
     For Fiscal Year Ended September 30, 2005
     Loss on contracts discontinued as cash flow hedges-
     “Mark-to-Market” column from $2,956 to $(2,956)
     Plus: Other unrealized gain (loss), primarily changes in market prices on contracts outstanding at the beginning of the year-
     “Cash Flow Hedges” column from $160,598 to $(160,598)
     “Mark-to-Market” column from $2,299 to $(2,299)

4.	Item 8. Financial Statements and Supplementary Data
     The Peoples Gas Light and Coke Company
     Consolidated Statements of Stockholder’s Equity (In Thousands)
     For Fiscal Year Ended September 30, 2004
     Net income from $45,373 to $45,376
     Total Comprehensive Income from $59,341 to $59,348

5.	Item 8. Financial Statements and Supplementary Data
     Notes to Consolidated Financial Statements
     Note 11B Tax Rate Reconciliation
     North Shore Gas Company
     Percent of Pretax Income
     For Fiscal Year Ended September 30, 2005
     Net income tax expense from 36.86% to 36.87%

6.	Item 15 Exhibits and Financial Statement Schedules
     (a) 3. Exhibits

In section (b), Exhibits incorporated by reference as Exhibits 10(c) through 10(o) have been renumbered to correct for the duplicate use of exhibit number 10(c)

For the convenience of the reader, this Amendment No. 1 sets forth the complete text of the Form 10-K as so amended. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-K or update the information set forth in the Form 10-K subsequent to such original filing date. In connection with the filing of this Amendment No. 1, the reporting companies are including as exhibits to this Amendment No. 1 currently dated certifications from the Chief Executive Officer and Chief Financial Officer and currently dated consent letters from the independent registered public accounting firm and the petroleum engineering firms.

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

All of the outstanding shares of common stock of Peoples Gas and North Shore Gas are owned by the Company.

	Stock Price

Fiscal Quarters	High	Low

2005
Fourth	$45.52	$38.71
Third	44.97	38.72
Second	45.10	41.11
First	45.38	41.05
2004
Fourth	$43.86	$38.50
Third	45.19	38.91
Second	46.03	41.37
First	42.72	38.82

The following table provides information about the Company’s purchases of its equity securities in fiscal 2005:

	(A)		(B)	(C)		(D)

						Maximum Number (or
	Total			Total Number of		A Dollar Value) of
	Number of		Average	Shares (or Units)		Shares (or Units) that
	Shares		Price Paid	Purchased as Part of		May Yet Be Purchased
	(or Units)		Per Share	Publicly Announced		Under the Plans or
Period	Purchased		(or Unit)	Plans or Programs		Programs

October 2004	9,041	(1)	$42.22	9,041	(1)	Not applicable	(2)
December 2004	834	(1)	$44.17	834	(1)	Not applicable	(2)
March 2005	85	(1)	$41.61	85	(1)	Not applicable	(2)
May 2005	69	(1)	$41.40	69	(1)	Not applicable	(2)

(1)	Represents shares of restricted stock cancelled to pay for taxes related to the vesting of restricted stock under the 1990 LTIC Plan. The 2004 Incentive Compensation Plan replaced the 1990 LTIC Plan.
(2)	Maximum number of shares cannot be determined as amounts to be purchased vary with individual tax status and market price of Company common stock.

  Peoples Energy   22

ITEM 6.      Selected Financial Data

Peoples Energy Corporation
(In Thousands, Except Per-Share Amounts)

For Fiscal Years Ended September 30,	2005	2004	2003		2002		2001

Operating revenues	$2,599,585	$2,260,199	$2,138,394		$1,482,534		$2,270,218
Net income (GAAP)	78,133	81,564	103,934		89,071		96,939
Ongoing net income (non-GAAP)(4)	86,051	91,807	103,934		89,071		96,939
Diluted earnings per share (GAAP)	2.05	2.18	2.87		2.51		2.74
Ongoing diluted earnings per share (non-GAAP)(4)	2.26	2.45	2.87		2.51		2.74
Total assets	3,537,791	3,094,790	2,928,538		2,723,647		2,976,144
Capitalization:
Long-term debt	895,583	897,377	744,345		554,014		644,308
Common equity	800,154	870,083	847,999		806,324		798,614
Short-term debt	8,148	55,625	207,949	(1)	377,871	(2)	607,454	(3)
Cash dividends declared per share	$2.175	$2.15	$2.11		$2.07		$2.03

(1)	Includes $152.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.
(2)	Includes $90.0 million of long-term debt ($75.0 million for Peoples Gas and $15.0 million for North Shore Gas) retired in fiscal 2003 and $202.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.
(3)	Includes $100.0 million of long-term debt of Peoples Energy retired in fiscal 2002 and $202.0 million of long-term debt of Peoples Gas classified as short-term due to bondholder tender rights.
(4)	Ongoing net income (non-GAAP) and ongoing diluted earnings per share (non-GAAP) are defined as GAAP net income and GAAP diluted earnings per share adjusted to exclude the effects of restructuring costs for fiscal 2005 ($7.9 million after tax and $0.21 per share) and 2004 ($10.2 million after tax and $0.27 per share), respectively. See Item 7— MD&A— Executive Summary— for a discussion of management’s use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

 Peoples Energy 23

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

  Peoples Energy   32

LIQUIDITY AND CAPITAL RESOURCES
The following is a summary of cash flows for the Company:

	For Fiscal Years Ended September 30,

(In Thousands)	2005	2004	2003

Net cash provided by operating activities	$282,152	$202,292	$205,779
Net cash used in investing activities	$(156,190)	$(164,763)	$(169,499)
Net cash used in financing activities	$(115,004)	$(43,949)	$(28,065)

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

	Derivative Type

	Cash Flow Hedges		Fair Value Hedges		Mark-to-Market

(In Thousands)	2005	2004	2005	2004	2005	2004

Value of contracts outstanding at October 1	$(89,306)	$(24,164)	$(139)	$(65)	$27,678	$(13,734)
Loss on contracts discontinued as cash flow hedges	2,956	—	—	—	(2,956)	—
Less: Gain (loss) on contracts realized or otherwise settled during the year	(64,841)	(24,958)	(2)	660	17,159	9,557
Plus: Unrealized gain (loss) on new contracts entered into during the period and outstanding at year-end	(20,797)	(50,731)	(20,790)	(139)	199,012	33,652
Plus: Other unrealized gain (loss), primarily changes in market prices on contracts outstanding at the beginning of the year	(160,598)	(39,369)	(530)	725	(2,299)	17,317

Value of contracts outstanding at September 30	$(202,904)	$(89,306)	$(21,457)	$(139)	$204,276	$27,678

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

	Peoples Gas			North Shore Gas

	Percent of Pretax Income			Percent of Pretax Income

For Fiscal Years Ended September 30,	2005	2004	2003	2005	2004	2003

Computed federal income tax expense	35.00	35.00	35.00	35.00	35.00	35.00
State income taxes— net	4.98	4.59	4.78	4.78	4.38	4.73
Federal accrual adjustments	(4.03)	(1.28)	(1.55)	—	—	—
Other— net	(0.84)	(3.34)	(1.73)	(2.91)	(1.45)	(2.27)

Net income tax expense	35.11	34.97	36.50	36.87	37.93	37.46

  Peoples Energy   86

C.	Deferred Income Taxes

Summarized in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1E).

	September 30,

(In Thousands)	2005	2004

Deferred tax liabilities:
Property— accelerated depreciation and other property-related items	$409,553	$380,749
Pension	63,659	68,015
Partnership items	26,323	21,842
Other	40,364	47,478

Total deferred income tax liabilities	539,899	518,084

Deferred tax assets:
Derivative instruments	(85,496)	(38,725)
Group insurance	(21,103)	(16,063)
Other	(51,389)	(55,458)

Total deferred Income Tax Assets	(157,988)	(110,246)

Net deferred Income Tax Liabilities	$381,911 (1)	$407,838 (2)

(1)	Includes $64.4 million of net current deferred taxes that is classified in Other Current Assets and Other Accrued Liabilities on the balance sheet.
(2)	Includes $15.5 million of net current deferred taxes that is classified in Other Current Assets and Other Accrued Liabilities on the balance sheet.

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

  Peoples Energy   100

Part IV

ITEM 15     Exhibits and Financial Statement Schedules

			Page
(a)	1.	Financial Statements:
		See Part II, Item 8	44
	2.	Financial Statement Schedules:
		Schedule Number
		II Valuation and Qualifying Accounts	102
	3.	Exhibits:
		See Exhibit Index	104

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

PEOPLES ENERGY CORPORATION
(Registrant)

By:	/s/ THOMAS A. NARDI

Thomas A. Nardi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 14, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY
(Registrant)

By:	/s/ THOMAS A. NARDI

Thomas A. Nardi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 14, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY
(Registrant)

By:	/s/ THOMAS A. NARDI

Thomas A. Nardi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 14, 2005

 Peoples Energy 103

Exhibit Index

Peoples Energy Corporation and Subsidiary Companies

(a)	The exhibits listed below are filed herewith and made a part hereof:

Exhibit
Number		Description of Document

10	(a)	Credit Agreement dated as of July 12, 2005, by and among Peoples Gas, the financial institutions party thereto, and ABN AMRO Bank, N.V. and JPMorgan Chase Bank, NA, as agents.

10	(b)	Summary Sheet for Officer Perquisites.

12		Statement re: Computation of Ratio of Earnings to Fixed charges for the Company, Peoples Gas and North Shore Gas.

21		Subsidiaries of the Company.

23	(a)	Consent of Deloitte & Touche LLP to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 33-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23	(b)	Consent of Netherland, Sewell and Associates, Inc. to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23	(c)	Consent of Miller and Lents, Ltd. to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-11701.

23	(d)	Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

31	(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99		Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2005.

(b)	Exhibits listed below have been filed heretofore with the SEC pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

Exhibit
Number		Description of Document

3	(a)	Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company— Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)).

3	(b)	Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas— Form 10-K for fiscal year ended 1995, Exhibit 3(b)).

3	(c)	Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas— Form 10-K for fiscal year ended 1995, Exhibit 3(b)).

3	(d)	By-Laws of the Company, as amended February 26, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 3(b)).

  Peoples Energy   104

Exhibit
Number		Description of Document

3	(e)	By-Laws of Peoples Gas, as amended August 10, 2004, (Peoples Gas— Form 10-K for the fiscal year ended 2004, Exhibit 3(b)).

3	(f)	By-Laws of North Shore Gas, as amended August 10, 2004, (North Shore Gas— Form 10-K for the fiscal year ended 2004, Exhibit 3(d)).

4	(a)	Indenture dated as of January 18, 2001, from the Company to Bank One Trust Company National Association (The Company— Form 10-Q for the quarter ended March 31, 2001, Exhibit 4(a)).

4	(b)	The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples Gas) by Indenture dated March 1, 1928 (Peoples Gas— May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples Gas— Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples Gas— Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples Gas— File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (Peoples Gas— File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples Gas— File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (Peoples Gas— Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of Peoples Gas, effective March 1, 2000 (Peoples Gas— Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (The Company and Peoples Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); Peoples Gas Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); Peoples Gas Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between Peoples Gas and Illinois Finance Authority dated as of January 1, 2005 (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(a)).

4	(c)	North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore— File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (North Shore— File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore— File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore— Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (North Shore Gas— Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (The Company and North Shore Gas— Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(g)).

10	(c)	Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas— Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10); Peoples Gas fourth Amendment to Lease (for headquarters office space) between SIP North Stetson Venture, LLC and Peoples Gas dated August 13, 2003 (Peoples Gas— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(h)).

10	(d)	Credit Agreement among the Company, the financial institutions party thereto and ABN Amro Bank N.V., as agent, dated March 8, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 10(b)).

10	(e)	Insurance Agreement between Peoples Gas and Ambac dated as of January 1, 2005 (The Company and Peoples Gas— Form 10-Q for the quarter ended December 31, 2004, Exhibit 10(b)).

 Peoples Energy 105

Exhibit
Number		Description of Document

10	(f)	Employee Stock Purchase Plan, as amended, dated August 6, 1997 (The Company— Form 10-K for the fiscal year ended September 30, 1997, Exhibit 3(d)).

10	(g)	Executive Deferred Compensation Plan, amended as of December 4, 2002 (The Company— Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(c)).

10	(h)	Directors Stock and Option Plan as amended December 4, 2002 (The Company— Form 10-Q for the quarterly period ended December 31, 2002, Exhibit 10(g)).

10	(i)	Amended and Restated Trust under the Company’s Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(a)).

10	(j)	Directors Deferred Compensation Plan, as amended, dated April 7, 2004 (The Company— Form 10-Q for the quarter ended June 30, 2004, Exhibit 10(a)).

10	(k)	The Company’s 2004 Incentive Compensation Plan, effective February 27, 2004 (The Company— Form 10-Q for the quarter ended March 31, 2004, Exhibit 10(a)).

10	(l)	The Company’s Long-Term Incentive Compensation Plan, as amended December 4, 2002 (The Company— Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(d)).

10	(m)	Percentage Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(b)).

10	(n)	Equity Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company— Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(c)).

10	(o)	Severance Agreement between the Company and Desiree G. Rogers dated as of April 22, 2005 (The Company— Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(a)); Severance Agreement between the Company and Thomas M. Patrick dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(d)); Severance Agreement between the Company and Steven W. Nance dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(e)); Severance Agreement between the Company and William E. Morrow dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(f)); Severance Agreement between the Company and Thomas A. Nardi dated as of June 2, 2004 (The Company— Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(g)).

10	(p)	Retainer Agreement between the Company and Theodore R. Tetzlaff dated as of June 30, 2005 (The Company— Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(b)).

  Peoples Energy   106