Form 10-Q
period 2006-03-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2006-05-10
CIK 77388, 110101, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended MARCH 31, 2006
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

(Illinois Corporations)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Peoples Energy Corporation	Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]
The Peoples Gas Light and Coke Company	Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]
North Shore Gas Company	Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [ ] No [ X ]
The Peoples Gas Light and Coke Company	Yes [ ] No [ X ]
North Shore Gas Company	Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (April 30, 2006):

Peoples Energy Corporation	Common Stock, no par value, 38,409,036 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

Part I - Financial Information

Item I. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(In Thousands, Except Per-Share Amounts)
Revenues	$1,180,028	$1,026,906	$2,232,414	$1,764,317

Operating Expenses:
Cost of energy sold	886,640	727,715	1,683,067	1,236,607
Gas charge settlement	15,662	-	107,330	-
Operation and maintenance, excluding
restructuring and environmental costs	93,447	90,204	180,811	169,032
Restructuring costs	-	1,956	-	13,163
Environmental costs	14,033	14,145	25,329	23,128
Depreciation, depletion and amortization	29,531	28,957	58,516	59,293
Taxes, other than income taxes	79,470	75,806	148,190	128,860
Losses (gains) on property sales	(162)	-	(69)	72
Total Operating Expenses	1,118,621	938,783	2,203,174	1,630,155

Equity investment income (loss)	(1,975)	397	7,677	1,744

Operating Income	59,432	88,520	36,917	135,906

Other income	1,520	1,036	2,871	2,006

Other expense	153	71	191	128

Interest expense	15,182	12,844	28,405	25,354

Income from Continuing Operations
Before Income Taxes	45,617	76,641	11,192	112,430

Income tax expense (benefit)	12,026	26,810	(4,073)	39,536

Income from Continuing Operations	33,591	49,831	15,265	72,894

Income (loss) from Discontinued Operations,
net of income tax expense (benefit) of $(277),
$884, $(1,039) and $498, respectively	(421)	1,341	(1,576)	754

Net Income	$33,170	$51,172	$13,689	$73,648

Average Shares of Common Stock Outstanding
Basic	38,338	37,928	38,291	37,873
Diluted	38,467	38,093	38,423	38,042

Earnings (Loss) Per Share of Common Stock
Basic, continuing operations	$0.88	$1.31	$0.40	$1.92
Basic, discontinued operations	(0.01)	0.04	(0.04)	0.02
Total - basic earnings per share	$0.87	$1.35	$0.36	$1.94

Diluted, continuing operations	$0.87	$1.31	$0.40	$1.92
Diluted, discontinued operations	(0.01)	0.03	(0.04)	0.02
Total - diluted earnings per share	$0.86	$1.34	$0.36	$1.94

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands)	2006	2005	2005
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$2,663,588	$2,634,629	$2,642,151
Oil and gas	742,870	555,365	519,757
Other	23,765	22,740	20,387
Total property, plant and equipment	3,430,223	3,212,734	3,182,295
Less - Accumulated depreciation, depletion and amortization	1,315,470	1,266,351	1,274,022
Net property, plant and equipment	2,114,753	1,946,383	1,908,273
Investment in equity investees	-	20,851	13,652
Other investments	13,215	13,796	13,076
Total Capital Investments - Net	2,127,968	1,981,030	1,935,001

CURRENT ASSETS:
Cash and cash equivalents	68,255	18,186	92,775
Short-term investments	7,000	-	7,700
Deposits with broker or trustee	32,026	25,327	18,833
Receivables -
Customers, net of reserve for uncollectible accounts
of $49,949, $34,954, and $35,796, respectively	644,410	246,393	515,540
Other	1,469	4,092	1,152
Derivative assets, at fair value - current	19,485	247,612	36,764
Materials and supplies, at average cost	10,685	10,468	10,486
Gas in storage	94,957	236,995	79,360
Gas costs recoverable through rate adjustments	12	8,608	12
Regulatory assets of utility subsidiaries	92,757	30,062	20,997
Prepayments and other	45,850	70,887	32,564
Assets of discontinued operations	116,717	128,319	117,701
Total Current Assets	1,133,623	1,026,949	933,884

OTHER ASSETS:
Prepaid pension costs	151,919	152,720	166,733
Noncurrent regulatory assets of utility subsidiaries	314,116	322,163	234,345
Derivative assets, at fair value - noncurrent	7,377	7,021	2,765
Deferred charges and other	47,766	47,908	49,432
Total Other Assets	521,178	529,812	453,275

Total Assets	$3,782,769	$3,537,791	$3,322,160

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
(In Thousands, Except Shares)	2006	2005	2005
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 38,600,116, 38,400,318 and
38,211,596 shares, respectively	$415,570	$409,060	$400,407
Treasury stock - 243,100 shares	(6,677)	(6,677)	(6,677)
Retained earnings	518,025	546,237	583,435
Accumulated other comprehensive loss	(82,947)	(148,466)	(99,363)
Total Common Stockholders' Equity	843,971	800,154	877,802

Long-term debt	894,261	895,583	895,647
Total Capitalization	1,738,232	1,695,737	1,773,449

CURRENT LIABILITIES:
Commercial paper	166,190	8,148	-
Accounts payable	237,912	236,212	220,807
Regulatory liabilities of utility subsidiaries	-	198,550	27,006
Dividends payable	20,902	20,791	20,693
Customer deposits	37,283	29,803	30,711
Customer credit balances	22,718	59,635	24,368
Accrued taxes	30,173	26,096	73,197
Gas deliverable to customers	40,120	56,129	15,924
Derivative liabilities, at fair value - current	152,377	186,854	84,948
Other accrued liabilities	35,099	54,370	29,871
Gas charge settlement	115,849	13,332	11,100
Gas costs refundable through rate adjustments	52,985	293	7,241
Accrued interest	11,915	11,474	11,461
Temporary LIFO liquidation credit	194,377	-	174,377
Deferred credit related to discontinued operations	2,201	2,201	2,201
Total Current Liabilities	1,120,101	903,888	733,905

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	455,661	446,382	416,197
Investment tax credits	26,149	26,373	26,176
Derivative liabilities, at fair value - noncurrent	37,789	68,895	44,655
Environmental	273,900	282,411	195,193
Pension	52,407	42,593	72,827
Other	78,530	71,512	59,758
Total Deferred Credits and Other Liabilities	924,436	938,166	814,806

Total Capitalization and Liabilities	$3,782,769	$3,537,791	$3,322,160

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
(In Thousands)	2006	2005
Operating Activities:
Net income	$13,689	$73,648
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	61,359	62,075
Deferred income taxes and investment tax credits—net	(6,150)	3,693
Gas charge settlement	107,330	-
Change in undistributed earnings from equity investments	4,959	3,472
Mark-to-market (gain) loss included in net income	4,224	341
Pension funding less than expense	10,613	18,024
Other adjustments	892	21,944
Net changes in:
Receivables—net	(400,394)	(323,341)
Gas in storage, excluding fair value adjustments	141,174	111,692
Gas costs recoverable/refundable through rate adjustments	61,288	27,812
Accounts payable	(10,629)	67,419
Gas deliverable to customers	(16,009)	(19,999)
Other accrued liabilities	(20,095)	(22,082)
Accrued interest	441	154
Accrued taxes	4,077	47,141
Temporary LIFO liquidation	194,377	174,377
Prepayments and other	(33,354)	(17,849)
Net Cash Provided by (Used in) Operating Activities	117,792	228,521

Investing Activities:
Capital spending	(231,266)	(68,066)
Return of capital investments	24,635	13,070
Decrease (increase) in deposits with broker or trustee,
excluding fair value adjustments	9,336	(8,993)
Proceeds from sale of assets	2,562	-
Other	(5,065)	3,219
Net Cash Provided By (Used in) Investing Activities	(199,798)	(60,770)

Financing Activities:
Proceeds from (payment of) overdraft facility	12,328	8,679
Issuance of commercial paper	158,042	-
Retirement of commercial paper	-	(55,625)
Issuance of long-term debt	-	(212)
Retirement of long-term debt	(1,322)	(1,731)
Proceeds from issuance of common stock	4,692	7,501
Dividends paid on common stock	(41,665)	(40,816)
Net Cash Provided by (Used in) Financing Activities	132,075	(82,204)

Net Increase (Decrease) in Cash and Cash Equivalents	50,069	85,547
Cash and Cash Equivalents at Beginning of Period	18,186	7,228
Cash and Cash Equivalents at End of Period	$68,255	$92,775

Supplemental information:
Income taxes paid, net of refunds	$27,969	$19,680
Interest paid, net of amounts capitalized	$26,441	$24,680

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(In Thousands)
Revenues	$694,163	$627,485	$1,307,689	$1,066,337

Operating Expenses:
Gas costs	485,194	403,722	912,054	676,155
Gas charge settlement	28,362	-	103,030	-
Operation and maintenance, excluding
restructuring and environmental costs	69,083	65,900	134,095	123,850
Restructuring costs	-	1,512	-	8,467
Environmental costs	13,124	13,337	23,626	21,943
Depreciation and amortization	13,964	15,383	27,663	30,659
Taxes, other than income taxes	68,045	64,837	126,637	109,983
Losses (gains) on property sales	(170)	-	(170)	122
Total Operating Expenses	677,602	564,691	1,326,935	971,179

Operating Income (Loss)	16,561	62,794	(19,246)	95,158

Other income	992	794	1,996	1,611

Other expense	116	39	223	59

Interest expense	6,991	6,121	13,270	12,063

Income (Loss) Before Income Taxes	10,446	57,428	(30,743)	84,647

Income tax expense (benefit)	2,838	21,788	(14,111)	31,738

Net Income (Loss)	$7,608	$35,640	$(16,632)	$52,909

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2006	2005	2005
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$2,297,428	$2,271,716	$2,282,555
Less - Accumulated depreciation and amortization	924,406	904,200	927,753
Net property, plant and equipment	1,373,022	1,367,516	1,354,802
Other investments	1,454	1,548	1,631
Total Capital Investments - Net	1,374,476	1,369,064	1,356,433

CURRENT ASSETS:
Cash and cash equivalents	35,580	-	52,001
Short-term investments	-	-	7,700
Deposits with broker or trustee	709	38	-
Receivables -
Customers, net of reserve for uncollectible accounts
of $46,310, $31,947 and $31,915, respectively	435,655	113,946	349,337
Intercompany receivables	3,865	189,794	25,006
Other	130	2	83
Materials and supplies, at average cost	9,484	9,238	9,281
Gas in storage, at last-in, first-out cost	30,992	106,242	22,094
Gas costs recoverable through rate adjustments	-	6,889	-
Regulatory assets	80,775	28,061	18,115
Other	13,915	9,127	17,787
Total Current Assets	611,105	463,337	501,404

OTHER ASSETS:
Prepaid pension costs	153,410	153,110	166,365
Noncurrent regulatory assets	247,659	256,180	181,664
Deferred charges and other	35,274	35,490	36,205
Total Other Assets	436,343	444,780	384,234

Total Assets	$2,421,924	$2,277,181	$2,242,071

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2006	2005	2005
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$165,307	$165,307	$165,307
Retained earnings	437,415	469,447	498,537
Accumulated other comprehensive loss	(22,412)	(21,482)	(19,254)
Total Common Stockholder's Equity	580,310	613,272	644,590

Long-term debt	502,000	502,000	502,000
Total Capitalization	1,082,310	1,115,272	1,146,590

CURRENT LIABILITIES:
Other short-term debt - intercompany	-	360	-
Accounts payable	116,069	98,069	112,856
Intercompany payables	67,839	22,573	9,601
Regulatory liabilities	-	166,745	22,159
Customer deposits	34,141	27,314	28,326
Customer credit balances	18,783	49,873	19,767
Accrued taxes	53,066	24,089	72,777
Gas deliverable to customers	36,806	51,456	13,470
Other accrued liabilities	16,758	17,315	16,398
Gas charge settlement	111,649	13,332	11,100
Gas costs refundable through rate adjustments	44,808	29	5,096
Accrued interest	5,918	5,559	5,688
Dividends payable	7,200	-	11,900
Temporary LIFO liquidation credit	153,866	-	138,012
Total Current Liabilities	666,903	476,714	467,150

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	350,855	365,016	368,467
Investment tax credits	23,303	23,514	23,355
Environmental	209,300	217,611	143,304
Pension	31,364	26,342	49,001
Other	57,889	52,712	44,204
Total Deferred Credits and Other Liabilities	672,711	685,195	628,331

Total Capitalization and Liabilities	$2,421,924	$2,277,181	$2,242,071

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
(In Thousands)
Operating Activities:
Net income (loss)	$(16,632)	$52,909
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	30,027	33,011
Deferred income taxes and investment tax credits—net	(14,095)	(12,168)
Gas charge settlement	103,030	-
Pension funding less than expense	4,721	8,724
Other adjustments	10,507	39,125
Net changes in:
Receivables—net	(326,737)	(238,720)
Intercompany receivables	12,721	2,259
Gas in storage	75,250	85,181
Gas costs recoverable/refundable through rate adjustments	51,668	23,017
Accounts payable	7,152	59,659
Intercompany accounts payable	(11,981)	(27,075)
Gas deliverable to customers	(14,650)	(18,993)
Other accrued liabilities	(1,239)	(39,033)
Accrued interest	359	156
Accrued taxes	28,977	50,233
Temporary LIFO liquidation	153,866	138,012
Other	(25,469)	(32,929)
Net Cash Provided by (Used in) Operating Activities	67,475	123,368

Investing Activities:
Capital spending	(36,483)	(31,390)
Proceeds from sale of assets	1,349	-
Other	951	(4,921)
Net Cash Provided by (Used in) Investing Activities	(34,183)	(36,311)

Financing Activities:
Proceeds from (payment of) overdraft facility	10,848	10,050
Intercompany loan payable	(360)	-
Retirement of commercial paper	-	(31,000)
Issuance of long-term debt	-	(212)
Dividends paid on common stock	(8,200)	(13,900)
Net Cash Provided by (Used in) Financing Activities	2,288	(35,062)

Net Increase (Decrease) in Cash and Cash Equivalents	35,580	51,995
Cash and Cash Equivalents at Beginning of Period	-	6
Cash and Cash Equivalents at End of Period	$35,580	$52,001

Supplemental information:
Income taxes paid, net of refunds	$4,121	$22,227
Interest paid, net of amounts capitalized	$11,825	$11,162

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(In Thousands)
Revenues	$127,194	$115,147	$242,657	$195,243

Operating Expenses:
Gas costs	98,301	84,454	188,592	141,625
Gas charge settlement (credit)	(12,700)	-	4,300	-
Operation and maintenance, excluding
restructuring and environmental costs	9,529	8,976	18,699	17,078
Restructuring costs	-	40	-	561
Environmental costs	909	808	1,703	1,184
Depreciation	1,379	1,733	2,805	3,450
Taxes, other than income taxes	6,500	6,790	12,074	11,645
Total Operating Expenses	103,918	102,801	228,173	175,543

Operating Income	23,276	12,346	14,484	19,700

Other income	171	159	251	208

Other expense	33	30	57	67

Interest expense	973	934	1,949	1,872

Income Before Income Taxes	22,441	11,541	12,729	17,969

Income tax expense	8,612	4,416	4,558	6,751

Net Income	$13,829	$7,125	$8,171	$11,218

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2006	2005	2005
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$366,160	$362,912	$359,596
Less - Accumulated depreciation	146,434	144,504	144,631
Net property, plant and equipment	219,726	218,408	214,965

CURRENT ASSETS:
Cash and cash equivalents	23,251	10,545	34,119
Short-term investments	7,000	-	-
Receivables -
Customers, net of reserve for uncollectible
accounts of $2,371, $1,455 and $1,610, respectively	60,941	14,209	50,686
Intercompany receivables	447	39,815	5,152
Materials and supplies, at average cost	1,201	1,230	1,204
Gas in storage, at last-in, first-out cost	3,556	14,231	2,068
Gas costs recoverable through rate adjustments	12	1,719	12
Regulatory assets	11,982	2,001	2,882
Other	429	371	1,920
Total Current Assets	108,819	84,121	98,043

OTHER ASSETS:
Noncurrent regulatory assets	66,457	65,983	52,680
Deferred charges and other	2,927	2,677	2,723
Total Other Assets	69,384	68,660	55,403

Total Assets	$397,929	$371,189	$368,411

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,	March 31,
	2006	2005	2005
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$24,757	$24,757	$24,757
Retained earnings	77,726	80,555	85,676
Accumulated other comprehensive loss	(2,365)	(2,376)	(2,032)
Total Common Stockholder's Equity	100,118	102,936	108,401

Long-term debt	69,250	69,250	69,250
Total Capitalization	169,368	172,186	177,651

CURRENT LIABILITIES:
Accounts payable	16,048	21,879	13,898
Intercompany payables	13,842	2,722	2,410
Regulatory liabilities	-	32,485	4,846
Customer deposits	2,939	2,489	2,386
Customer credit balances	3,146	8,761	3,820
Accrued taxes	10,362	2,904	6,731
Gas deliverable to customers	3,315	4,673	2,454
Other accrued liabilities	3,790	3,504	1,184
Gas charge settlement	4,200	-	-
Gas costs refundable through rate adjustments	8,177	264	2,145
Accrued interest	1,309	1,284	1,279
Dividends payable	1,500	-	2,800
Temporary LIFO liquidation credit	40,511	-	36,365
Total Current Liabilities	109,139	80,965	80,318

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	38,582	39,061	36,592
Investment tax credits	2,846	2,859	2,820
Environmental	64,600	64,800	51,889
Pension	5,143	3,293	12,012
Other	8,251	8,025	7,129
Total Deferred Credits and Other Liabilities	119,422	118,038	110,442

Total Capitalization and Liabilities	$397,929	$371,189	$368,411

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
(In Thousands)
Operating Activities:
Net income	$8,171	$11,218
Adjustments to reconcile net income to cash provided by operations:
Depreciation	3,257	3,863
Deferred income taxes and investment tax credits—net	(200)	696
Pension funding less than expense	1,850	2,289
Gas charge settlement	4,300	-
Other adjustments	475	(1,714)
Net changes in:
Receivables—net	(46,474)	(37,194)
Intercompany receivables	5,254	14,602
Gas in storage	10,675	12,853
Gas costs recoverable/refundable through rate adjustments	9,620	4,795
Accounts payable	(5,460)	5,167
Intercompany accounts payable	1,201	(3,810)
Gas deliverable to customers	(1,358)	(1,006)
Other accrued liabilities	286	(4,877)
Accrued interest	25	9
Accrued taxes	7,458	5,052
Temporary LIFO liquidations	40,511	36,365
Other	(5,439)	(3,456)
Net Cash Provided by (Used in) Operating Activities	34,152	44,852

Investing Activities:
Capital spending	(4,575)	(3,714)
Short-term investments	(7,000)	-
Other	-	25
Net Cash Provided by (Used in) Investing Activities	(11,575)	(3,689)

Financing Activities:
Proceeds from (payment of) overdraft facility	(371)	(156)
Retirement of short-term debt	-	(3,810)
Retirement of long-term debt	-	(80)
Dividends paid on common stock	(9,500)	(3,000)
Net Cash Provided by (Used in) Financing Activities	(9,871)	(7,046)

Net Increase (Decrease) in Cash and Cash Equivalents	12,706	34,117
Cash and Cash Equivalents at Beginning of Period	10,545	2
Cash and Cash Equivalents at End of Period	$23,251	$34,119

Supplemental information:
Income taxes paid, net of refunds	$465	$3,970
Interest paid, net of amounts capitalized	$1,781	$1,824

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1: BASIS OF PRESENTATION

General

The condensed, unaudited financial statements of Peoples Energy Corporation (the Company or Peoples Energy), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company. As described below, the unaudited prior period financial statements of the Company have been restated for discontinued operations.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K, as amended, for the Company, Peoples Gas and North Shore Gas for the fiscal year ended September 30, 2005. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments unless otherwise noted, necessary to present fairly the financial position of the Company, Peoples Gas and North Shore Gas and their results of operations and cash flows for the interim periods presented.

Discontinued Operations

The Company announced in March, 2006 its intention to exit the power generation business and is actively engaged in discussions regarding the sale of its 50% interest in the Elwood power generation facility, and its 100% interest in a fully-permitted power development site in Oregon. On March 31, 2006, the Company signed an agreement to sell to Exelon Generation Company, LLC, the Company's 27% interest in the Southeast Chicago Energy Project facility. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. Through two partnerships and the Oregon development site, the Company currently owns approximately 800 net Megawatts of power generation assets, with a book value of approximately $115.7 million at March 31, 2006. Subject to final due diligence, negotiations and regulatory approvals by the FERC and Federal Trade Commission, the Company expects to close on the sales during fiscal 2006.

The operating results of the Company's power generation business were reported under the Power Generation segment and included in consolidated operating income prior to the change in segment reporting described below and the treatment as discontinued operations. Effective in the second quarter of fiscal 2006, the Company reports the results of operations and assets of its power generation business as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  Results of operations and assets for the prior periods have been reclassified to conform with the discontinued operations presentation in the current period.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the power generation items which are reflected as assets of and deferred credit related to discontinued operations in the Company’s consolidated balance sheets.

	March 31,	September 30,	March 31,
	2006	2005	2005
(In Thousands)
Investments in unconsolidated affiliates	$106,425	$115,168	$105,724
Other investments	10,249	12,245	11,060
Property, plant and equipment, net	43	906	917
Total assets	$116,717	$128,319	$117,701

Deferred credit	$2,201	$2,201	$2,201

The summarized financial results for the Company’s discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(In Thousands)
Operation and maintenance	$(776)	$(503)	$(1,420)	$(1,025)
Taxes, other than income taxes	6	(20)	(8)	(11)
Impairments and losses on property sales	(50)	(143)	(2,139)	(143)
Equity investment income	122	2,891	952	2,431
Income (loss) before income taxes	(698)	2,225	(2,615)	1,252
Income tax expense (benefit)	(277)	884	(1,039)	498
Income (loss) from discontinued operations,
net of income taxes	$(421)	$1,341	$(1,576)	$754

Change In Segment Reporting

Beginning in fiscal 2006, the Company restructured the management and operations of certain of its businesses and has realigned its segment reporting to match these changes. The Company's reportable segments are Gas Distribution (including Peoples Gas hub operations, formerly included as part of Midstream Services), Oil and Gas Production, Energy Assets , Energy Marketing (both retail and wholesale activity, formerly included as Retail Energy Services and part of Midstream Services, respectively), and Corporate and Other.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the quarterly results for fiscal 2006 and 2005 under the new segment reporting structure.

	Fiscal 2006		Fiscal 2005
(In Thousands, except per share amounts)	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,
For the Quarter Ended	2006	2005	2005	2005	2005	2004
Operating Income (Loss):
Gas Distribution	$42,921	$(40,954)	$(6,778)	$17,251	$77,187	$49,674
Oil and Gas Production	8,801	11,394	(2,769)	5,854	5,177	8,591
Energy Marketing	10,324	9,764	(77)	1,329	9,857	2,364
Energy Assets	1,450	1,692	502	(311)	566	972
Corporate and Other	(4,064)	(4,408)	2,775	(4,265)	(4,267)	(14,215)
Total Operating Income (Loss)	$59,432	$(22,512)	$(6,347)	$19,858	$88,520	$47,386

Income (loss) from continuing operations	33,591	(18,325)	(10,880)	4,835	49,831	23,062
Income (loss) from discontinued operations,
net of taxes	(421)	(1,156)	8,566	1,964	1,341	(586)
Net Income (Loss)	$33,170	$(19,481)	$(2,314)	$6,799	$51,172	$22,476

Per Diluted Share:
Income (loss) from continuing operations	$0.87	$(0.48)	$(0.28)	$0.13	$1.31	$0.61
Income (loss) from discontinued operations	(0.01)	(0.03)	0.22	0.05	0.03	(0.02)
Net Income (Loss)	$0.86	$(0.51)	$(0.06)	$0.18	$1.34	$0.59

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas Charge Settlement

On March 28, 2006, the Illinois Commerce Commission (the “Commission”) approved orders that settle gas charge reconciliation proceedings for fiscal years 2001 through 2004 for Peoples Energy Corporation and its utility subsidiaries. The orders, which became publicly available March 30, adopt a January 17, 2006 Settlement Agreement and Release, as amended by an Amendment and Addendum dated March 6, 2006 (the “Agreement”).

Pursuant to the Agreement, Peoples Gas and North Shore Gas agreed to refund (through a credit applied to customer bills) the total sum of $100 million to their customers (the “Refund”). The Agreement provides for the Commission to prescribe the manner in which this amount is to be refunded to customers. In its orders approving the Agreement, the Commission determined that $96 million will be refunded to customers of Peoples Gas and $4 million will be refunded to customers of North Shore Gas. In April 2006, the utilities credited customer accounts for the refund.

Peoples Energy also agreed to pay to the City of Chicago and the Illinois Attorney General, jointly $5 million. The Company also agreed to pay up to $5 million per year over the next five years towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (“Conservation Programs”). The five subsequent payments of up to $5 million shall be paid based upon Conservation Programs to be developed by the City of Chicago and/or the Illinois Attorney General. Peoples Gas and North Shore Gas will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.

Peoples Gas and North Shore Gas agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, estimated at $207 million, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service. Peoples Gas and North Shore Gas had written off the estimated $207 million in prior periods.

Notes to Consolidated Financial Statements (Unaudited)

Peoples Gas and North Shore Gas agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas hub services as an offset to utility customers’ gas charges and to account for such revenues received from gas hub services in the same manner in all future gas charge reconciliation cases.

As a result of the Agreement, Peoples Energy reported a $15.7 million pre-tax settlement charge in its fiscal 2006 second quarter to reflect the $10.7 million impact of the change in accounting treatment for hub activity revenues for fiscal 2005 and the combined $5 million estimated impact on Peoples Gas and North Shore Gas’ reserves for uncollectible accounts due to termination of collection activities on the $207 million of accounts previously written off. This amount is in addition to the $91.7 million first quarter charge recorded by the Company in connection with the signing of the initial proposed Settlement Agreement and Release dated January 17, 2006. The allocation of settlement amounts between Peoples Gas and North Shore Gas approved by the Commission’s orders differed from Peoples Energy’s allocation estimate of the $91.7 million charged in the first quarter of fiscal 2006. Accordingly, Peoples Gas recorded a pre-tax settlement charge in the second fiscal quarter of $28.4 million in addition to the amount previously recorded, and North Shore Gas recorded a pre-tax credit of $12.7 million to reduce the accruals for the settlement made in earlier periods.

The Company has reported for the six month period ended March 31, 2006 a charge and an accrued liability as of March 31, 2006 reflecting the terms of the settlement. This charge totaled $107.3 million pretax or $1.68 per share after tax. The charge reflects $100 million in expected refunds to customers, $10.7 million to reflect a change in the regulatory accounting treatment for fiscal 2005 hub revenues, $5 million in estimated additional bad debt expense and $5 million related to the first payment to the Illinois Attorney General and City of Chicago under the settlement, and is net of approximately $13.3 million in previously recorded liabilities related to the cases. The $107.3 million charge has been allocated $103.0 million to Peoples Gas and $4.3 million to North Shore Gas in accordance with the Order. Fiscal year-to-date 2006 hub revenues that were reversed as a result of being treated as a reduction of recoverable gas costs totaled $7.7 million, including first quarter revenues of $2.8 million reversed in the second quarter of fiscal 2006. Accrued liabilities totaling $115.8 million are reflected in the consolidated balance sheet caption “gas charge settlement” under current liabilities. The $115.8 million liability has been allocated $111.6 million to Peoples Gas and $4.2 million to North Shore Gas. Following is a reconciliation of the total gas charge settlement per the statement of operations and the related liability.

	Total	Peoples Gas	North Shore Gas
(Dollars in Thousands)
Refund	$100,000	$96,000	$4,000
Payment to Illinois Attorney General and City of Chicago	5,000	4,800	200
Hub fiscal 2005 revenues	10,662	10,662	-
Bad debt expense	5,000	4,900	100
Amounts recognized prior to fiscal 2006	(13,332)	(13,332)	-

Gas charge settlement per consolidated statements of income	$107,330	$103,030	$4,300
Add:
Amounts recognized prior to fiscal 2006	13,332	13,332	-
Interest on Hub fiscal 2005 revenues refundable	187	187	-
Less:
Addition to reserve for uncollectible accounts	5,000	4,900	100

Gas charge settlement liability per consolidated balance sheets	$115,849	$111,649	$4,200

See Note 7A for a complete discussion of the gas charge cases and the settlement agreement.

Notes to Consolidated Financial Statements (Unaudited)

Gas in Storage

Peoples Gas and North Shore Gas price storage injections at the fiscal year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, the Company expects interim reductions in LIFO layers to be replenished by the fiscal year end. The Energy Marketing segment accounts for gas in inventory primarily using the lower of average cost or market method. A portion of gas in storage for Energy Marketing is reported at fair value to reflect the effects of fair value hedge accounting in accordance with SFAS 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133).

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its operations and investments. To manage this risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options. It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. The Company accounts for derivative financial instruments pursuant to SFAS No. 133. Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.

Cash Flow Hedges. In connection with its Oil and Gas Production and Energy Marketing businesses, the Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by commodity price changes in the marketplace. Additionally, the Gas Distribution utilities use derivatives to hedge changes in the price of gas used in operations. These instruments are designated as cash flow hedges, which allow for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from commodity cash flow hedges are recorded in revenues or cost of energy sold in the income statement in the same month the related physical sales or purchases are recorded in the income statement.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes selected information related to cash flow hedges included in the Consolidated Income Statement and Balance Sheets for the periods ended March 31, 2006 and 2005, respectively.

		Interest	Partnership
Periods ended March 31, 2006	Commodities	Rate	Transactions	Total
(In Thousands)
Portion of after-tax gains on hedging instruments
determined to be ineffective and included in net income
- three months ended	$2,419	$-	N/A	$2,419
- six months ended	$3,596	$-	N/A	$3,596

Accumulated other comprehensive income (loss) after tax at
March 31, 2006	$(55,249)	$(464)	$(3,177)	$(58,890)

Portion of accumulated other comprehensive income (loss)
expected to be reclassified to earnings during the next
12 months based on prices at March 31, 2006	$(36,402)	$(65)	N/A	$(36,467)
Maximum term	54 months	85 months

Periods ended March 31, 2005
(In Thousands)
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income
- three months ended	$(133)	$-	N/A	$(133)
- six months ended	$139	$-	N/A	$139

Accumulated other comprehensive income (loss) after tax at
March 31, 2005	$(72,351)	$(530)	$(4,975)	$(77,856)

Fair Value Hedges. The Company uses financial hedges to protect the value of a portion of Energy Marketing's gas in storage and these are accounted for as fair value hedges. The change in value of these hedges, along with the offsetting change in value of the inventory hedged (to the extent the hedge is effective), are recorded on the income statement in each reporting period's cost of energy sold.

The Energy Marketing segment recorded in the three- and six-month periods ended March 31, 2006 $(1.5) million and $2.9 million, respectively, in mark-to-market gains (losses) related to the application of fair value hedge accounting to certain storage inventory transactions. The segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which this segment is using for certain storage activity, the mark-to-market adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. As volumes are withdrawn from storage, these mark-to-market accounting impacts are reversed.

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

Notes to Consolidated Financial Statements (Unaudited)

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

The Energy Marketing segment uses certain derivative contracts (such as Nymex or Basis swaps) that do not qualify for hedge accounting under SFAS No. 133.  Included in these contracts are hedges of location differentials associated with its wholesale natural gas contracts and transactions involving storage assets.  In the three and six months ended March 31, 2006, the Energy Marketing segment recognized mark-to-market pretax losses (included in revenues) of $2.0 million and $4.7 million, respectively, related to these derivatives.  As physical volumes are delivered under natural gas contracts or withdrawn under certain gas storage contracts, these mark-to-market accounting impacts are reversed.  The above losses include net mark-to-market activity both for hedges for settlement in future periods and the reversal of amounts recorded in prior periods and settled within the current period.

The following table reflects the mark-to-market value of these contracts and other miscellaneous derivative contracts that do not qualify for hedge accounting.

	March 31,	September 30,	March 31,
(In Thousands)	2006	2005	2005
Peoples Gas mark-to-market asset (liability)	$(51,337)	$172,549	$17,962
North Shore Gas mark-to-market asset (liability)	(8,970)	33,754	4,083
Other mark-to-market asset (liability)	(6,120)	(2,027)	(29)
Total	$(66,427)	$204,276	$22,016

Notes to Consolidated Financial Statements (Unaudited)

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during the three and six months ended March 31, 2006 and 2005. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally, hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales or cost of purchases in earnings), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
Fiscal Quarter (In Thousands)	2006	2005	2006	2005	2006	2005
Value of contracts outstanding at January 1	$(136,892)	$(54,157)	$(6,271)	$1,024	$21,950	$(22,779)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(23,920)	(3,459)	3,748	-	(11,032)	(11,958)
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	(761)	(6,790)	251	59	(13,482)	13,765
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	22,232	(63,463)	8,525	(2,088)	(85,927)	19,072
Value of contracts outstanding at March 31	$(91,501)	$(120,951)	$(1,243)	$(1,005)	$(66,427)	$22,016

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
Fiscal Year-to-Date (In Thousands)	2006	2005	2006	2005	2006	2005
Value of contracts outstanding at October 1	$(202,904)	$(89,306)	$(21,457)	$908	$204,276	$27,678
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(62,652)	(22,850)	4,372	(113)	53,560	(1,605)
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	(9,135)	(11,105)	746	(69)	(53,570)	20,406
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	57,886	(43,390)	23,840	(1,957)	(163,573)	(27,673)
Value of contracts outstanding at March 31	$(91,501)	$(120,951)	$(1,243)	$(1,005)	$(66,427)	$22,016

Notes to Consolidated Financial Statements (Unaudited)

The following table is a summary of the fair market value of commodity derivatives by type and a reconciliation to the fair market value of all derivatives at March 31, 2006. Valuations are based on the New York Mercantile Exchange (NYMEX) closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

(Fair Value amounts in thousands)
Futures/Forwards	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	38,096,207		$(5,419)
Natural Gas	1 to 3 Years	489,261		8
		38,585,468		$(5,411)

Options	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	44,425,000		$(26,719)
Natural Gas	1 to 3 Years	9,763,000		(6,419)
		54,188,000		$(33,138)

Swaps	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	102,736,352		$(83,334)
Natural Gas	1 to 3 Years	21,152,211		(21,205)
Natural Gas	4 to 5 Years	82,909		(55)
		123,971,472		$(104,594)

Total (Natural Gas)	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	185,257,559		$(115,472)
Natural Gas	1 to 3 Years	31,404,472		(27,616)
Natural Gas	4 to 5 Years	82,909		(55)
		216,744,940		$(143,143)

Futures/Forwards (Propane)	Maturity	Volumes (Mmbtus	)	Fair Value
Propane	Less than 1 Year	2,100,000		$(195)
		2,100,000		$(195)

Swaps (Oil)	Maturity	Volumes (Bbls	)	Fair Value
WTI Crude Oil	Less than 1 Year	274,000		$(10,190)
WTI Crude Oil	1 to 3 Years	164,700		(3,654)
		438,700		$(13,844)
Grand Total - Fair Value of Commodity Derivatives				$(157,182)

Fair Value of Interest Rate Swap				$(1,989)

Grand Total - Fair Value of all Derivatives				$(159,171)

Notes to Consolidated Financial Statements (Unaudited)

Revenue Recognition

Natural gas and electricity sales and transportation revenues for the utilities and Peoples Energy Services Corporation are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue included in gross receivables from customers is summarized below:

	March 31,	September 30,	March 31,
(In Thousands)	2006	2005	2005
Peoples Gas	$100,640	$32,282	$94,408
North Shore Gas	18,792	6,136	17,085
Peoples Energy Services	42,528	19,362	36,779
Consolidated Peoples Energy	$161,960	$57,780	$148,272

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2006	2005	2006	2005
Peoples Gas	$64,125	$60,187	$119,517	$101,755
North Shore Gas	5,754	5,963	10,712	10,003
Consolidated Peoples Energy	$69,879	$66,150	$130,229	$111,758

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

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $ 21.4 million, $9.1 million and $15.1 million as of March 31, 2006, September 30, 2005 and March 31, 2005, respectively. For Peoples Gas, the amounts in accounts payable at March 31, 2006, September 30, 2005 and March 31, 2005 were $18.0 million, $7.1 million and $14.9 million, respectively. North Shore Gas' amounts in accounts payable at March 31, 2006, September 30, 2005 and March 31, 2005 were immaterial.

Notes to Consolidated Financial Statements (Unaudited)

3: BUSINESS SEGMENTS

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Results for the three and six months ended March 31, 2005 have been restated to conform with the new segment organization and discontinued operations described in Note 1. Financial data by business segment is presented below.

					Corporate
	Gas	Oil and Gas	Energy	Energy	and
(In Thousands)	Distribution	Production	Marketing	Assets	Other	Adjustments	Total
Three Months Ended March 31, 2006
Revenues (1)	$821,357	$37,281	$317,353	$7,791	$-	$(3,754)	$1,180,028
Cost of energy sold	583,495	-	301,044	5,791	-	(3,690)	886,640
Gas charge settlement	15,662	-	-	-	-	-	15,662
Operation and maintenance, excluding environmental costs	75,528	9,108	5,400	447	3,028	(64)	93,447
Environmental costs	14,033	-	-	-	-	-	14,033
Depreciation, depletion and amortization	15,343	13,363	440	88	297	-	29,531
Taxes, other than income taxes	74,545	4,026	145	15	739	-	79,470
Losses (gains) on property sales	(170)	8	-	-	-	-	(162)
Equity investment income (loss) (2)	-	(1,975)	-	-	-	-	(1,975)
Operating income (loss)	$42,921	$8,801	$10,324	$1,450	$(4,064)	$-	$59,432
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$(421)	$-	$-	$(421)
Segment capital assets of continuing operations,
net (3), (6)	$1,592,997	$508,806	$4,745	$5,224	$7,286	$-	$2,119,058
Investments in equity investees (4)	$-	$-	$-	$-	$-	$-	$-
Capital spending (5)	$23,431	$168,688	$105	$15	$1,370	$-	$193,609
Three Months Ended March 31, 2005
Revenues (1)	$742,442	$27,631	$254,600	$5,209	$-	$(2,976)	$1,026,906
Cost of energy sold	488,176	-	239,165	3,785	-	(3,411)	727,715
Operation and maintenance, excluding
restructuring and environmental costs	74,190	8,392	4,861	705	1,621	435	90,204
Restructuring costs	-	-	-	-	1,956	-	1,956
Environmental costs	14,145	-	-	-	-	-	14,145
Depreciation, depletion and amortization	17,117	11,040	433	122	245	-	28,957
Taxes, other than income taxes	71,627	3,152	284	31	712	-	75,806
Equity investment income (2)	-	130	-	-	267	-	397
Operating income (loss)	$77,187	$5,177	$9,857	$566	$(4,267)	$-	$88,520
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$1,346	$(5)	$-	$1,341
Segment capital assets of continuing operations,
net (3)	$1,570,015	$326,957	$6,452	$5,740	$4,127	$-	$1,913,291
Investments in equity investees (4)	$-	$10,024	$-	$-	$3,628	$-	$13,652
Capital spending (5)	$17,442	$18,584	$60	$408	$201	$-	$36,695
(1) Oil and Gas Production revenues are net of gains and losses from hedging activities.
(2) Excludes equity investment income from discontinued operations. See Note 5.
(3) Excludes segment assets of discontinued operations at March 31, 2006 and 2005 of $9,366 and $11,020, respectively.
(4) Excludes investments in equity investees of discontinued operations at March 31, 2006 and 2005 of $106,425 and $105,724, respectively.
(5) Excludes capital spending relating to assets of discontinued operations three months ended at March 31, 2006 and 2005 of $102 and $96, respectively.
(6) Includes $139 million acquisition of oil and gas properties by the Oil and Gas Production segment in February 2006.

Notes to Consolidated Financial Statements (Unaudited)

					Corporate
	Gas	Oil and Gas	Energy	Energy	and
(In Thousands)	Distribution	Production	Marketing	Assets	Other	Adjustments	Total
Six Months Ended March 31, 2006
Revenues (1)	$1,550,346	$64,339	$612,223	$10,398	$-	$(4,892)	$2,232,414
Cost of energy sold	1,100,646	-	581,382	6,127	-	(5,088)	1,683,067
Gas charge settlement	107,330	-	-	-	-	-	107,330
Operation and maintenance, excluding
environmental costs	146,065	17,213	9,626	911	6,800	196	180,811
Environmental costs	25,329	-	-	-	-	-	25,329
Depreciation, depletion and amortization	30,468	26,416	882	177	573	-	58,516
Taxes, other than income taxes	138,711	8,117	244	43	1,075	-	148,190
Losses (gains) on property sales	(170)	8	-	-	93	-	(69)
Equity investment income (2)	-	7,610	-	-	67	-	7,677
Operating income (loss)	$1,967	$20,195	$20,089	$3,140	$(8,474)	$-	$36,917
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$(1,566)	$(10)	$-	$(1,576)
Segment capital assets of continuing operations,
net (3), (6)	$1,592,997	$508,806	$4,745	$5,224	$7,286	$-	$2,119,058
Investments in equity investees (4)	$-	$-	$-	$-	$-	$-	$-
Capital spending (5)	$41,058	$188,047	$130	$15	$1,618	$-	$230,868
Six Months Ended March 31, 2005
Revenues (1)	$1,262,500	$56,831	$442,147	$7,726	$-	$(4,887)	$1,764,317
Cost of energy sold	817,780	-	420,062	4,480	-	(5,715)	1,236,607
Operation and maintenance, excluding
restructuring and environmental costs	138,871	14,605	8,696	1,426	4,606	828	169,032
Restructuring costs	-	-	-	-	13,163	-	13,163
Environmental costs	23,128	-	-	-	-	-	23,128
Depreciation, depletion and amortization	34,109	23,626	864	243	451	-	59,293
Taxes, other than income taxes	121,628	6,046	355	40	791	-	128,860
Losses (gains) on property sales	122	-	(50)	-	-	-	72
Equity investment income (2)	-	1,215	-	-	529	-	1,744
Operating income (loss)	$126,862	$13,769	$12,220	$1,537	$(18,482)	$-	$135,906
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$763	$(9)	$-	$754
Segment capital assets of continuing operations,
net (3)	$1,570,015	$326,957	$6,452	$5,740	$4,127	$-	$1,913,291
Investments in equity investees (4)	$-	$10,024	$-	$-	$3,628	$-	$13,652
Capital spending (5)	$35,104	$31,582	$130	$408	$206	$-	$67,430
(1) Oil and Gas Production revenues are net of gains and losses from hedging activities.
(2) Excludes equity investment income from discontinued operations. See Note 5.
(3) Excludes segment assets of discontinued operations at March 31, 2006 and 2005 of $9,366 and $11,020, respectively.
(4) Excludes investments in equity investees of discontinued operations at March 31, 2006 and 2005 of $106,425 and $105,724, respectively.
(5) Excludes capital spending relating to assets of discontinued operations six months ended at March 31, 2006 and 2005 of $398 and $636, respectively.
(6) Includes $139 million acquisition of oil and gas properties by the Oil and Gas Production segment in February 2006.

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

A total of approximately $16.6 million and $12.5 million for severance payments, program expenses, employer taxes and legal fees had been paid through March 31, 2006 and 2005, respectively. In addition, approximately $0.4 million in severance costs originally expensed was reversed in connection with the revocation of severance agreements. The Company had approximately $4.1 million of unpaid liabilities related to the restructuring costs included in accounts payable on the Consolidated Balance Sheet at March 31, 2005 and no remaining liabilities as of September 30, 2005 and March 31, 2006.

In the second quarter and fiscal year to date through March 31, 2005, the Company recorded $2.0 million and $13.2 million, respectively, for pension settlements and curtailments, net of capitalized amounts, associated with the restructuring plan described above (see Note 10). Included in these amounts were charges for the three and six months ended March 31, 2005, of $1.5 million and $8.5 million for Peoples Gas and $40 thousand and $0.6 million for North Shore Gas, respectively. As the Company's pension plan measurement year ends June 30, these restructuring costs for settlements and curtailments subsequent to June 30, 2004 were required to be recognized in fiscal 2005.

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

On March 31, 2006 the Company agreed to sell its interest in the Southeast Chicago Energy Project (SCEP) for approximately $50 million subject to closing adjustments. Closing is expected to occur in the fiscal third quarter and result in a modest gain. The Company expects to sell its remaining power generation assets, including its 50% interest in Elwood Energy, by fiscal year-end.

In fiscal 2006 Peoples Energy Production, through its equity investment in EnerVest Energy, L.P. (“Enervest”), recognized a $7.6 million gain related to the sale of all remaining properties in the partnership. It is expected that the partnership will be liquidated sometime during 2006.

Notes to Consolidated Financial Statements (Unaudited)

On September 30, 2005, Trigen-Peoples District Energy Company (Trigen-Peoples), a 50%-50% partnership between the Company and Trigen Energy Company (“Trigen”), sold its district heating and cooling plant. The Company liquidated its partnership with Trigen effective with the sale of the plant.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2006	2005	2006	2005
Revenues	$16,758	$38,633	$72,332	$66,414
Operating income	11,118	16,321	53,622	31,248
Interest expense	8,113	9,298	16,444	18,851
Net income	$1,105	$7,803	$33,286	$4,126

Current assets	$48,630	$41,217	$48,630	$41,217
Noncurrent assets	603,866	715,071	603,866	715,071
Current liabilities	88,232	45,291	88,232	45,291
Noncurrent liabilities	$316,433	$431,224	$316,433	$431,224

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income shown in the previous table.

		Ownership Percentage		Equity Investment Income (Loss)
				Three Months Ended		Six Months Ended
(In Thousands)		At March 31,		March 31,		March 31,
Investment	Segment	2006	2005	2006	2005	2006	2005
EnerVest	Oil and Gas	23%	30%	$ (1,975)	$ 130	$ 7,610	$ 1,215
Trigen-Peoples	Corporate and Other	0	50	-	267	67	529
Equity investment income (loss) from
continuing operations				(1,975)	397	7,677	1,744

Elwood	Energy Assets	50	50	(1,167)	1,528	(1,644)	(314)
SCEP	Energy Assets	27	29	1,289	1,363	2,596	2,745
Equity investment income from
discontinued operations				122	2,891	952	2,431
Total equity investment income (loss)				$ (1,853)	$ 3,288	$ 8,629	$ 4,175
Undistributed partnership income included in the
Company's retained earnings at the end of each period				$ 25,290	$ 16,627	$ 25,290	$ 16,627

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

Notes to Consolidated Financial Statements (Unaudited)

Peoples Gas is addressing 29 manufactured gas sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Remediations have been completed at all or portions of nine of these 25 sites. Peoples Gas has determined that remediations are not required at three of these 25 sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites (including one site which the Company formerly considered to be two separate sites). Remediations have not yet been completed at any of these four sites. North Shore Gas has determined that remediation is not required at one of these four sites.

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

In 2004, the owners (River Village West) of a property in the vicinity of the former Pitney Court Station filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (RCRA). The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing Peoples Gas to remediate the site. In December 2005, Peoples Gas and the plaintiffs settled and the litigation has been dismissed with prejudice. Pursuant to the terms of the settlement agreement, Peoples Gas has agreed to remediate the site and to investigate and, if necessary, remediate sediments in the area of the Chicago River adjacent to the site. At this time, management is unable to determine the effect, if any, of the settlement upon the recorded liability for the Pitney Court site.

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

In January 2006, an individual notified Peoples Gas of his intent to file suit under RCRA seeking an order directing Peoples Gas to remediate the Willow Street Station site, one of the sites described in the preceding paragraph. At this time, management is unable to determine the effect, if any, of the notice letter upon the recorded liability for the Willow Street Station site.

Notes to Consolidated Financial Statements (Unaudited)

The utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At March 31, 2006, regulatory assets (stated in current year dollars) were recorded in the following amounts: for Peoples Gas, $231 million; for North Shore Gas, $65 million; and for the Company on a consolidated basis, $296 million. Each of the foregoing amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence as follows: for Peoples Gas, $209.3 million; for North Shore Gas, $64.6 million; and for the Company on a consolidated basis, $273.9 million. Management also estimates that additional costs in excess of the recorded liabilities are reasonably possible in the following amounts: for Peoples Gas, $113.8 million; for North Shore Gas, $77.1 million; and for the Company on a consolidated basis, $190.9 million.

Management's foregoing estimates are developed with the aid of probabilistic modeling. They are based upon an ongoing review and judgment by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. The liabilities recorded reflect the costs of all activities estimated, as a result of this analysis, to have a 75% or greater likelihood of occurrence. The additional costs described above as reasonably possible reflect the difference between the costs reflected in the liabilities for manufactured gas sites and costs that would result from the use of a lower probability threshold determined for each subsidiary by management after considering the sites included for that subsidiary. Because these estimates reflect future expenditures, they are sensitive to changes in assumptions with respect to the probability and magnitude of the various factors used in the modeling. The estimates are also affected by changes that result from the Company's actual experience in remediating the sites.

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

Management believes that any costs incurred by Peoples Gas and North Shore Gas for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are therefore recoverable through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. However, any changes in the utilities' approved rate mechanisms for recovery of these costs, or any adverse conclusions by the Commission with respect to the prudence of costs actually incurred, could materially affect the utilities' recovery of such costs through rates.

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

The Commission issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 - 2004 costs. The recommendation that proceedings for Peoples Gas' and North Shore Gas' fiscal 2000 be reopened was made moot by approval of the settlement. The orders adopted a January 17, 2006 Settlement Agreement and Release among and between Peoples Energy Corporation (“Peoples Energy”), The Peoples Gas Light and Coke Company (“Peoples Gas”), Peoples MW, LLC, Peoples Energy Resources Company, LLC and North Shore Gas Company (“North Shore Gas”)(collectively, the “Peoples Companies”), the People of the State of Illinois through Lisa Madigan, Illinois Attorney General (“AG”), the City of Chicago (“Chicago”) and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (the “Agreement”).

The Agreement provides for the following:

(i)	Peoples Gas and North Shore Gas agreed to refund the total sum of $100 million to their customers (the “Refund”). In its orders approving the Agreement, the Commission determined that $96 million will be refunded to customers of Peoples Gas and $4 million will be refunded to customers of North Shore Gas. The orders require the utilities to issue the refunds within thirty days after entry of the orders. Pursuant to the orders, on April 6, 2006, Peoples Gas and North Shore Gas filed informational statements with the Commission showing the amount of the refund to various customer classes.

(ii)
Peoples Energy agrees to pay to the City and the AG, jointly $5 million. The Company also agrees to pay up to $5 million per year over the next five years towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (“Conservation Programs”). The five subsequent payments of up to $5 million shall be paid based upon Conservation Programs to be developed by the City of Chicago and/or the Illinois Attorney General. The Conservation Programs will have the purpose of providing energy and natural gas conservation programs for residents within Peoples Gas' and North Shore Gas' service areas and will have the goal of reducing those residents' energy usage and costs. Peoples Gas and North Shore Gas will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation.

(iii)	Peoples Gas and North Shore Gas agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, estimated at $207 million, remove the bad debt from customers' records and to not use any forgiven indebtedness as a reason to deny gas service. Peoples Gas and North Shore Gas have written off the estimated $207 million in prior periods. The Agreement does not affect the ability of Peoples Gas and North Shore Gas to recover any future bad debts as specifically authorized by the Commission now or in the future.

(iv)	Peoples Gas and North Shore Gas will cooperate with Chicago and the AG to identify those customers of Peoples Gas and North Shore Gas who were not receiving gas as of the date of the Agreement (approximately 12,000 customers) that are financial hardship cases. The hardship cases may be identified by either the utilities or the AG and Chicago. Following identification, Peoples Gas and North Shore Gas will reconnect the hardship cases. Peoples Gas and North Shore Gas will also forgive all outstanding debt for such customers, as described in paragraph (iii) above.

(v)	Peoples Gas and North Shore Gas agree to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas hub services as an offset to utility customers' gas charges and to account for such revenues received from gas hub services in the same manner in all future gas charge reconciliation cases. The fiscal 2006 revenues are being credited in fiscal 2006. The fiscal 2005 revenues are expected to be credited to customers following an order in the fiscal 2005 gas charge reconciliation case. For fiscal 2005 and 2006, only Peoples Gas had hub revenues.

(vi)	Peoples Gas and North Shore Gas agreed to implement recommendations proposed by the Commission's staff and the intervenors to conduct internal and external audits of their gas procurement practices.

Notes to Consolidated Financial Statements (Unaudited)

The terms of the Agreement expressly provide that nothing in the Agreement, or any acts performed or documents executed in furtherance of the Agreement, shall constitute or may be used as an admission of liability against Peoples Energy or its utility subsidiaries. The Commission's orders effectively adopted the provisions of the Agreement as a resolution on the merits of the differences between the parties concerning the gas charge reconciliation matters related to the years 2000 through 2004 for Peoples Energy, Peoples Gas and North Shore Gas and also made other findings and conclusions.

See Note 2 for a summary of significant accounting matters related to the settlement.

Fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005. Peoples Gas and North Shore Gas each filed direct testimony. The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases, except for Peoples Gas' agreement to credit fiscal 2005 hub revenues as an offset to utility customers' gas charges.

B. Illinois Attorney General and the City of Chicago Lawsuits
On March 21, 2005, the AG and Chicago filed separate lawsuits in the Circuit Court of Cook County, Illinois against the Company and several of its subsidiaries, including Peoples Gas and, in the case of the AG's lawsuit, North Shore Gas. The AG's lawsuit alleges that during the period 1999 to 2002 the Company and four of its subsidiaries engaged in midstream gas transactions with Enron and certain of its affiliates in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Chicago's lawsuit alleges that during the period from 2000 to the present, the Company and three of its subsidiaries engaged in similar transactions in violation of certain consumer protection provisions of the City of Chicago Municipal Code. Both lawsuits seek to impose fines and damages and seek injunctive orders to cease further violations. On April 12, 2005, the Court granted a motion to consolidate the proceedings. On May 13, 2005, the Company filed Motions to Dismiss or, in the alternative, stay the complaints filed by the AG and Chicago pending the resolution of the fiscal year 2001 gas charge reconciliation proceedings pending before the Commission. On August 17, 2005, the Court granted the motion to stay these cases pending the ruling by the Commission on the fiscal year 2001 reconciliation matter.

The settlement agreement entered into in connection with the gas charge reconciliation proceedings, as described in Note 7A, also settles these lawsuits. The court has approved the settlement agreement and stayed this matter pending the Commission's approval of the settlement and expiration of the statutory period for parties to appeal for rehearing of the Commission's order. A status hearing has been set for May 15, 2006, at which the Company anticipates the court will dismiss this case.

C. Class Action
In February 2004, a purported class action was filed in Cook County Circuit Court against the Company and Peoples Gas by Stephen Alport, a Peoples Gas customer, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' fiscal year 2001 gas charge reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations and are vigorously defending the suit. Peoples Gas has been dismissed as a defendant and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that the Company acted in concert with others to commit a tortious act. The Company has filed two currently pending motions to dismiss based upon the settlement and dismissal of Peoples Gas' fiscal years 2001 - 2004 gas charge reconciliation cases. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

D. CFTC Subpoena
In February 2005, the Company received a subpoena from the U.S. Commodity Futures Trading Commission (CFTC) requesting information regarding price reporting of transactional data to the energy trade press, other information related to gas supply, the Energy Marketing business for the years 2000 through 2002 and a copy of certain documents produced in response to a separate subpoena issued by the AG. The Company has produced the requested information and is cooperating with the CFTC. The Company has not been charged by the CFTC with any violation nor does it have any knowledge of any violations concerning the matters covered by the subpoena.

Notes to Consolidated Financial Statements (Unaudited)

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

B. Corrosion Control Inspection Proceeding

State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines. On April 19, 2006 the Commission initiated a citation proceeding related to such inspections that were required to be performed by Peoples Gas during 2003 and 2004, but which were not completed in the requisite timeframe. If the Commission determines that Peoples Gas did not complete the inspections or did not take remedial action to correct deficiencies revealed by the inspections within the requisite timeframes, it could impose a civil penalty up to a maximum amount of $1 million for each series of related violations.

The Commission staff is also currently performing record and field test audits of corrosion control inspections completed in 2005 by Peoples Gas and North Shore Gas. The staff's field test samples taken in March, 2006 revealed a number of discrepancies compared to readings taken by Peoples Gas and North Shore Gas. The Company is investigating the inspection records to determine whether there are in fact discrepancies and, if so, the possible causes for the discrepancies.

Management cannot predict the outcome of this proceeding and has not recorded a liability associated with this contingency.

C. Builders Class Action

In June 2005, a purported class action was filed against the Company by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that Peoples Gas and North Shore Gas were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits. The Company believes it has meritorious defenses and intends to vigorously defend against the class action lawsuit. The parties have agreed to attempt to mediate this matter and mediation is scheduled to begin June 15, 2006. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

9: COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income recorded includes net income plus the effect of unrealized hedge gains or losses on derivative instruments and the effect of the minimum pension liability adjustment. Total comprehensive income is summarized below.

	Three Months Ended March 31,
	Peoples Energy		Peoples Gas		North Shore Gas
(In Thousands)	2006	2005	2006	2005	2006	2005
Comprehensive income
Net income	$33,170	$51,172	$7,608	$35,640	$13,829	$7,125
Other comprehensive income, net of tax
Unrealized hedge gain (loss)	27,027	(40,466)	(607)	11	6	6

Total comprehensive income	$60,197	$10,706	$7,001	$35,651	$13,835	$7,131

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended March 31,
	Peoples Energy		Peoples Gas		North Shore Gas
(In Thousands)	2006	2005	2006	2005	2006	2005
Comprehensive income (loss)
Net income (loss)	$13,689	$73,648	$(16,632)	$52,909	$8,171	$11,218
Other comprehensive income (loss), net of tax
Minimum pension liability adjustment	-	(13,609)	-	(12,195)	-	(708)
Unrealized hedge gain (loss)	65,519	(20,447)	(930)	21	11	11

Total comprehensive income (loss)	$79,208	$39,592	$(17,562)	$40,735	$8,182	$10,521

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

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment. The Company follows SFAS No. 88, “Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (SFAS No. 88), to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During fiscal 2006, as in past fiscal periods, a portion of each plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

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

The Company determined that the benefits provided by its retiree health care benefit plan is at least actuarially equivalent to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The impact of the Act on the Company's postretirement benefit plan was considered a significant event and a remeasurement of plan assets and obligations was performed as of February 28, 2005. The impact of the Act was reflected in the benefit cost effective with the quarter ended June 30, 2005. Amortization of the actuarial gain, before consideration of capitalized costs, resulted in $1.6 million and $3.1 million reductions in net periodic benefit cost for the three- and six-month periods ended March 31, 2006, respectively.

The Company previously disclosed in its financial statements for the year ended September 30, 2005, that it expected to contribute $30 million to its pension plans in fiscal 2006. As of March 31, 2006, $1 million of contributions have been made. The Company presently anticipates contributing an additional $4 million in fiscal 2006, representing the minimum funding requirement of its qualified plan.

Notes to Consolidated Financial Statements (Unaudited)

Net pension benefit cost and net postretirement benefit cost (before consideration of capitalized costs) for all plans include the following components:

			Other Postretirement
	Pension Benefits		Benefits
(In Millions) Three Months Ended March 31	2006	2005	2006	2005
Service cost	$5.2	$4.0	$1.8	$1.0
Interest cost	6.4	6.8	1.6	2.3
Expected return on plan assets	(10.2)	(10.8)	(0.7)	(0.9)
Amortization of:
Net transition (asset)/obligation	-	(0.2)	0.3	0.7
Prior service cost	0.7	0.7	-	-
Net actuarial (gain)/loss	1.5	0.5	0.2	0.5
Net periodic benefit cost	3.6	1.0	3.2	3.6

Effect of lump sum settlements upon retirement-restructuring (See Note 4)	-	1.2	-	-
Effect of lump sum settlements upon retirement-other	2.2	1.5	-	0.4
Net benefit cost	$5.8	$3.7	$3.2	$4.0

			Other Postretirement
	Pension Benefits		Benefits
(In Millions) Six Months Ended March 31	2006	2005	2006	2005
Service cost	$10.4	$7.9	$3.6	$2.6
Interest cost	12.8	13.6	3.2	4.4
Expected return on plan assets	(20.4)	(21.5)	(1.4)	(1.7)
Amortization of:
Net transition (asset)/obligation	-	(0.4)	0.6	1.1
Prior service cost	1.4	1.4	-	-
Net actuarial (gain)/loss	3.0	1.0	0.4	0.9
Net periodic benefit cost	7.2	2.0	6.4	7.3

Effect of lump sum settlements upon retirement-restructuring (See Note 4)	-	9.2	-	-
Effect of lump sum settlements upon retirement-other	4.4	2.9	-	-
Curtailment recognition (See Note 4)	-	5.1	-	0.4
Net benefit cost	$11.6	$19.2	$6.4	$7.7

Weighted-average assumptions used to determine net benefit cost:
Discount rate (1)	5.25%	6.13%	5.00%	6.02%
Expected return on plan assets	8.75%	8.75%	8.75%	8.75%
Rate of compensation increase	3.75%	3.75%

(1)	For plans impacted by the September 2004 restructuring, a 6.00% discount rate was utilized for valuing the plan re-measurement at August 31, 2004.

In addition to the defined benefit pension plans, the Company has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company's matching contribution to the plans for the three-and six-month periods ended March 31, 2006 totaled $0.9 million and $1.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company reported net income for its second quarter ended March 31, 2006 of $33.2 million, or $0.86 per diluted share compared to $51.2 million, or $1.34 per diluted share for the same period in 2005. Fiscal year-to-date net income was $13.7 million, or $0.36 per diluted share compared to $73.6 million, or $1.94 per diluted share a year-ago.

Second quarter and fiscal year-to-date results were negatively impacted by charges of $15.7 million pre-tax ($0.25 per share after tax) and $107.3 million pre-tax ($1.68 per share after tax), respectively, from the previously announced settlement of utility gas charge proceedings for fiscal years 2001 through 2004. Last year's second quarter and year-to-date periods included pre-tax charges of $2.0 million and $13.2 million, respectively, related to the Company's 2004 organizational restructuring. Fiscal 2006 second quarter and year-to-date Gas Distribution segment results were also negatively impacted by lower deliveries and a change in the regulatory treatment of Hub revenue. Diversified results improved significantly from the year-ago periods.

Financial results for the second quarter and year-to-date periods are summarized in the below table in accordance with generally accepted accounting principles (GAAP) and on an ongoing (non-GAAP) basis before the impact of the fiscal 2006 settlement charge and last year's restructuring charge. Management believes that ongoing results are useful for year over year comparisons since changes of the magnitude associated with the settlement and the organizational restructuring are infrequent and affect the comparability of operating results. Ongoing results are used internally to measure performance and in reports for management and the Company's Board of Directors.

	Three Months Ended March 31,
			Restructuring
	Ongoing		and Settlement		As Reported
	(non-GAAP)		Charges		(GAAP)
(In Thousands, except per share amounts)	2006	2005	2006	2005	2006	2005
Operating Income (Loss):
Gas Distribution	$58,583	$77,187	$(15,662)		$42,921	$77,187
Oil and Gas Production	8,801	5,177			8,801	5,177
Energy Marketing	10,324	9,857			10,324	9,857
Energy Assets	1,450	566			1,450	566
Corporate and Other	(4,064)	(2,311)		$(1,956)	(4,064)	(4,267)
Total Operating Income (Loss)	$75,094	$90,476	$(15,662)	$(1,956)	$59,432	$88,520

Income (loss) from continuing operations	$43,028	$51,010	$(9,437)	$(1,179)	33,591	49,831
Income (loss) from discontinued operations,
net of taxes					(421)	1,341
Net Income					$33,170	$51,172

Per Diluted Share:
Income (loss) from continuing operations	$1.12	$1.34	$(0.25)	$(0.03)	$0.87	$1.31
Income (loss) from discontinued operations					(0.01)	0.03
Net Income					$0.86	$1.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended March 31,
			Restructuring
	Ongoing		and Settlement		As Reported
	(non-GAAP)		Charges		(GAAP)
(In Thousands, except per share amounts)	2006	2005	2006	2005	2006	2005
Operating Income (Loss):
Gas Distribution	$109,297	$126,862	$(107,330)		$1,967	$126,862
Oil and Gas Production	20,195	13,769			20,195	13,769
Energy Marketing	20,089	12,220			20,089	12,220
Energy Assets	3,140	1,537			3,140	1,537
Corporate and Other	(8,474)	(5,319)		$(13,163)	(8,474)	(18,482)
Total Operating Income (Loss)	$144,247	$149,069	$(107,330)	$(13,163)	$36,917	$135,906

Income (loss) from continuing operations	$79,937	$80,825	$(64,672)	$(7,931)	15,265	72,894
Income (loss) from discontinued operations,
net of taxes					(1,576)	754
Net Income					$13,689	$73,648

Per Diluted Share:
Income (loss) from continuing operations	$2.08	$2.13	$(1.68)	$(0.21)	$0.40	$1.92
Income (loss) from discontinued operations					(0.04)	0.02
Net Income					$0.36	$1.94

Notable items for the second quarter include the following:
•
As previously announced, the Illinois Commerce Commission (ICC) approved an amended settlement agreement related to the utilities' gas charges for fiscal years 2001 through 2004. As a result of the amended settlement, the Company recorded a $15.7 million pre-tax charge in the second quarter. This is in addition to the $91.7 million pre-tax charge recorded in the first quarter and $13.3 million recognized in prior fiscal years.

•
Pursuant to the amended settlement agreement Hub revenues are treated as a reduction of gas costs recoverable from customers. The impact of this change related to pre-fiscal 2006 Hub revenue is included in the settlement charge. Beginning in the second quarter of fiscal 2006, Hub revenues are recorded as a credit to customers' gas charges, including $2.8 million previously reported as revenue in the fiscal 2006 first quarter.

•
In connection with the Company's plans, announced during the second quarter, to exit the power generation business, financial results for power generation are now being reported as discontinued operations.

•	Gas distribution deliveries for the quarter were negatively impacted by 15% warmer than normal weather. In addition, utility deliveries continue to be impacted by customer conservation.
•
Oil and gas production volumes for the quarter increased 7% from a year ago. The higher production levels reflect strong performance on both existing and new wells and the impact of the Company's second quarter acquisition of certain oil and gas properties in East Texas, North Louisiana, and Mississippi.

•	Energy Marketing operating income increased substantially from the year-ago periods, driven by higher wholesale margins.
•
Effective in fiscal 2006, the Company's business segments were reorganized and will be reported as follows: Gas Distribution (including Peoples Gas hub operations, formerly included as part of Midstream Services), Oil and Gas Production, Energy Assets, Energy Marketing (both retail and wholesale activity, formerly included as Retail Energy Services and part of Midstream Services, respectively) and Corporate and Other. All periods have been reclassified to conform with the current presentation.

Rate Case. The Company announced in September 2005 that Peoples Gas and North Shore Gas will file rate proposals with the Commission requesting increases in delivery rates. The Company now expects to file the two rate cases in early summer of 2006. The normal rate case process at the Commission usually requires about eleven months, so any rate increase granted would not become effective until late spring of 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Outlook.   The Company lowered its ongoing (non-GAAP) fiscal 2006 earnings from continuing operations estimate to $1.40 to $1.65 per share (or ($0.05) to $0.20 per share on a GAAP basis). This outlook excludes approximately $0.23 per share of annual income from the Company's power generation business which is now classified as discontinued operations. This downward revision reflects two major factors, the adverse impact on utility deliveries from warm weather and customer conservation (including April weather that was almost 30% warmer than normal), and the change in the regulatory treatment of Hub revenue. The Company's ongoing (non-GAAP) outlook also excludes the impacts of the settlement and expected sizable gain from the sale of its power generation assets. The outlook does not reflect the potential variability in earnings due to fair value accounting adjustments, which could be material but are not estimable. The below table reconciles the current earnings outlook for fiscal 2006 to the Company's original estimate.

On a longer-term basis, fiscal 2007 earnings will continue to be under pressure as a result of continued cost increases in the Gas Distribution segment and only a partial year of rate relief. However, assuming reasonable rate relief and continued solid performance by the Company's diversified businesses, the Company anticipates sharp improvement in fiscal 2008 earnings.

Earnings Outlook Table

	EPS Impact

Original FY 2006 earnings outlook	$2.25	-	$2.45
Reclassification of power generation
to discontinued operations	(0.23)	-	(0.23)
Adjusted original FY 2006 outlook	$2.00		$2.20

Warmer than normal weather/conservation	(0.30)	-	(0.35)
Change in treatment of Hub revenue	(0.14)	-	(0.14)
Higher interest expense	(0.03)	-	(0.05)
Other, net	(0.04)	-	(0.06)

FY 2006 outlook from continuing operations	$1.40	-	$1.65
Income from discontinued operations*	0.23	-	0.23
Net Income - (non-GAAP)	$1.65	-	$1.90
Settlement charge	(1.68)	-	(1.68)
Net Income - (GAAP)	$(0.05)	-	$0.20

* Includes operating results of assets held for sale. Excludes expected net gain from sales.

RESULTS OF OPERATIONS

Income Statement Variations
The Company's revenues and cost of energy sold increased $153.1 million and $158.9 million, respectively, for the three-month period ended March 31, 2006 compared to the same year-ago period and increased $468.1 million and $446.5 million, respectively, for the six-month period due to higher commodity prices, partially offset by the impact of lower Gas Distribution segment deliveries, resulting from warmer weather and customer conservation, and lower volumes in the Energy Marketing segment. Revenue results for the three-months ended March 31, 2006 were favorably impacted by a 7% year over year increase in average daily production volumes at the Oil and Gas Production segment. Revenue results for the three- and six- month periods were adversely impacted by the change in the regulatory treatment of Hub revenue in the Gas Distribution segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the three and six months ended March 31, 2006, the Company recorded a $15.7 million and $107.3 million pretax charge, respectively, related to a settlement of the Company's gas charge proceedings for fiscal years 2001 through 2004 approved by the Commission, as discussed in Notes 2 and 7A of the Notes to Consolidated Financial Statements.

In the three and six months ended March 31, 2005, the Company recorded $2.0 and $13.2 million in pension-related charges resulting from its organizational restructuring commenced in the fall of fiscal 2004 (as described in Note 4 of the Notes to the Consolidated Financial Statements).

Utility environmental costs were flat for the three months and increased $2.2 million for the six months ended March 31, 2006 and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 6 of the Notes to Consolidated Financial Statement for further discussion). These costs are recovered through the utilities' rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Operation and maintenance expense for the three and six months ended March 31, 2006, excluding the above mentioned organizational restructuring and environmental costs, increased $3.2 million and $11.8 million, respectively. Significant items to note in the three and six months ended March 31, 2006, compared to the corresponding prior year period were:

•	Increased bad debt expense at the Gas Distribution segment of $1.9 million and $6.6 million due to high natural gas prices and their corresponding impact on revenues
•	Increased pension expense at Corporate and the Gas Distribution segment totaling $3.0 million and $5.5 million due to a lower discount rate assumption to value the pension liability and pension cost
•
Increased direct labor costs at Corporate and the Gas Distribution segment totaling $2.4 million for the six months ended March 31, 2006, offset by a $1.9 million decrease in insurance, primarily weather insurance.

Depreciation, depletion and amortization (DD&A) was essentially flat for the three and six months ended March 31, 2006. DD&A at the Oil and Gas Production segment increased $2.3 million and $2.8 million for the three- and six- month periods, primarily due to the impacts of higher production and higher DD&A rates (due to the mix of production). Depreciation expense at the Gas Distribution segment decreased $1.8 million and $3.6 million for the three- and six- month periods mainly due to the implementation of new Commission-approved depreciation rates in the third quarter of fiscal 2005.

Taxes, other than income taxes, for the three and six months ended March 31, 2006 increased $3.7 million and $19.3 million primarily due to higher revenue taxes in the Gas Distribution segment, reflecting higher revenue in the current period.

Equity investment income for the three-month period decreased $2.4 million and increased $5.9 million for the six-month period ended March 31, 2006. The decrease in the three-month period was due primarily to a $2.0 million adjustment to the $9.6 million pretax gain recorded in connection with the first quarter sale of oil and gas assets by the Company's equity investment, EnerVest Energy, L.P. ("EnerVest"). Results for the six months ended March 31, 2006 and 2005 are primarily due to the $7.6 million EnerVest pretax gain and EnerVest equity earnings of $1.2 million, respectively.

Interest expense for the three and six months ended March 31, 2006 increased $2.3 million and $3.1 million, respectively, primarily due to higher interest rates.

Income tax expense for the three and six months ended March 31, 2006 decreased $14.8 million and $43.6 million, respectively, primarily due to the charge for the amended settlement agreement related to the Company's gas charge proceedings and related tax benefit of $6.2 million and $42.7 million, respectively. The effective tax rate on fiscal 2006 year-to-date ongoing income, excluding the impact of the charge, was about 33% down from 35% last year.  For the six months ended March 31, 2006, the income tax benefit on the gas charge settlement was recorded using an approximate 40% tax rate applicable to that item. Income tax expense associated with income from ongoing, continuing operations (excluding the impact of the gas charge settlement and related income tax expense) for the same period was recorded using the estimated effective rate of 33% for the fiscal year. Because the 40% tax rate applied to the gas charge settlement exceeds the 33% effective rate on ongoing, continuing operations, the income tax expense (benefit) for the six months ended March 31, 2006, was $(4.1) million while income from continuing operations before income taxes was $11.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results from discontinued operations, net of taxes, declined $1.8 million and $2.3 million, respectively, for the three and six months ended March 31, 2006. The three-month decrease was due to higher equity earnings from the Company's partnership interest in the Elwood power generation facility in the second quarter of fiscal 2005, which included a $2.2 million prior period adjustment to depreciation expense. Six-month results include a $1.8 million asset impairment provision related to the sale on January 31, 2006 of the Company's 100% interest in the Valencia Energy power development site in New Mexico.

The Company announced in March 2006 its intention to exit the power generation business and is actively engaged in discussions regarding the sale of its 50% interest in the Elwood power generation facility, and its 100% interest in a fully-permitted power development site in Oregon. On March 31, 2006, the Company signed an agreement to sell to Exelon Generation Company, LLC, the Company's 27% interest in the Southeast Chicago Energy Project facility. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. Through two partnerships and the Oregon development site, the Company currently owns approximately 800 net Megawatts of power generation assets, with a book value of approximately $115.7 million at March 31, 2006. Subject to final due diligence, negotiations and regulatory approvals by the FERC and Federal Trade Commission, the Company expects to close on the sales and record a significant gain during fiscal 2006.

Segment Discussion

The Company's financial results and applicable operating statistics by segment are discussed in this section.

Gas Distribution Segment. Revenues for the Gas Distribution segment for the three and six months ended March 31, 2006 increased $78.9 million and $287.8 million, respectively, primarily due to the impact of higher commodity prices (approximately $192 million and $354 million) that are recovered on a dollar-for-dollar basis. These results were partially offset by decreases in deliveries due warmer weather (approximately $78 million and $17 million), lower weather-normalized demand (approximately $55 million and $81 million) and by the impact of the change in the regulatory treatment of Hub revenues ($6.4 million and $5.9 million) due to the amended settlement agreement.

Operating income for the three and six months ended March 31, 2006 decreased $34.3 million and $124.9 million, respectively, reflecting the impact of the amended settlement agreement. The $107.3 million in settlement charges recorded year-to-date in fiscal 2006 and the $13.3 million liability recognized in prior periods reflect the following settlement amounts: $100 million in refunds to customers; $5.0 million related to the payment to the City and the AG pursuant to the setttlement agreement; $10.7 million to reflect a change in regulatory treatment for fiscal 2005 hub revenues; and an estimated $5.0 million net increase in bad debt expense primarily related to the termination of collection activities on approximately $207 million of bad debt written off during fiscal years 2000-2005.

Ongoing (non-GAAP) operating income for the second quarter was $58.6 million, compared to $77.2 million last year. The decrease reflected lower deliveries ($14.3 million) and a change in treatment of Hub revenue ($6.4 million), as noted earlier. Weather was 15% or 484 degree days warmer than normal and 11% or 339 degree days warmer than last year. Deliveries declined 12 Bcf to 87 Bcf. Operating expenses were down slightly from a year ago, primarily due to a decline in depreciation expense due to the implementation of new depreciation rates in the third quarter of fiscal 2005.

On a fiscal year-to-date basis, ongoing (non-GAAP) operating income was $109.3 million compared to $126.9 million last year. The decrease is due primarily to the impact of lower gas deliveries ($9.3 million), including an estimated 4% decline in weather normalized demand due to the impact of customer conservation, the change in treatment of Hub revenue ($5.9 million) noted above, and slightly higher operating expenses. Year-to-date weather was 472 degree days or 9% warmer than normal, and 120 degree days or 2% warmer than last year. Operating expenses increased $2.9 million, as an increase in bad debt expense ($6.6 million) due to record high natural gas prices and their corresponding impact on revenues, and higher pension expense ($4.5 million) were nearly offset by reductions in depreciation expense ($3.6 million) and various other operating costs (including outside service and weather insurance expenses).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
	March 31,		March 31,		Three Months	Six Months
Margin Data (In Thousands)	2006	2005	2006	2005	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$643,437	$577,615	$1,216,184	$982,491	$65,822	$233,693
Commercial	105,810	93,889	198,941	156,792	11,921	42,149
Industrial	18,905	17,086	36,479	28,689	1,819	7,790
Total sales	768,152	688,590	1,451,604	1,167,972	79,562	283,632
Transportation
Residential	12,912	12,960	23,730	22,637	(48)	1,093
Commercial	18,730	19,345	34,063	33,567	(615)	496
Industrial	6,054	6,951	11,504	12,426	(897)	(922)
Contract pooling	13,869	7,551	20,518	11,572	6,318	8,946
Total transportation	51,565	46,807	89,815	80,202	4,758	9,613
Total Hub revenues	(2,813)	3,626	-	5,904	(6,439)	(5,904)
Other Gas Distribution revenues (1)	4,453	3,419	8,927	8,422	1,034	505
Total Gas Distribution revenues	821,357	742,442	1,550,346	1,262,500	78,915	287,846
Less: Gas costs	583,495	488,176	1,100,646	817,780	95,319	282,866
Gross margin (2)	237,862	254,266	449,700	444,720	(16,404)	4,980
Less: Revenue taxes	69,136	65,706	129,133	111,670	3,430	17,463
Environmental costs recovered	14,033	14,145	25,329	23,128	(112)	2,201
Net margin (2)	$154,693	$174,415	$295,238	$309,922	$(19,722)	$(14,684)
Gas Distribution deliveries (MDth):
Gas sales
Residential	46,052	53,764	83,234	88,801	(7,712)	(5,567)
Commercial	7,903	9,131	14,165	14,924	(1,228)	(759)
Industrial	1,480	1,759	2,715	2,905	(279)	(190)
Total gas sales	55,435	64,654	100,114	106,630	(9,219)	(6,516)
Transportation
Residential	8,300	9,110	14,937	15,327	(810)	(390)
Commercial	16,438	17,715	29,862	30,204	(1,277)	(342)
Industrial	6,609	7,802	12,641	13,964	(1,193)	(1,323)
Total transportation	31,347	34,627	57,440	59,495	(3,280)	(2,055)
Total Distribution deliveries	86,782	99,281	157,554	166,125	(12,499)	(8,571)
Gross margin per Dth delivered	$2.77	$2.52	$2.85	$2.64	$0.25	$0.21

Net margin per Dth delivered	$1.81	$1.72	$1.87	$1.83	$0.09	$0.04

Average cost per Dth of gas sold	$10.53	$7.55	$10.99	$7.67	$2.98	$3.32

Actual heating degree days (HDD)	2,741	3,080	5,043	5,163	(339)	(120)
Normal heating degree days (3)	3,225	3,254	5,515	5,533

Actual heating degree days as a percent
of normal (actual/normal)	85	95	91	93

(1)	Includes accruals for weather insurance recoveries.

(2)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(3)	The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2006 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Oil and Gas Production Segment. Revenues for the three and six months ended March 31, 2006 increased $9.7 million and $7.5 million, respectively, compared with the same periods last year. Operating income for the three- and six-month periods increased $3.6 million and $6.4 million, respectively, compared with year ago periods. The increases in revenue and operating income in the three-month period are due primarily to higher net realized commodity prices (26%) and an increase in equivalent average daily production (7%). Operating income for the three month period reflects a $2.0 million adjustment in the first quarter gain that was recorded on the sale of properties by EnerVest Energy, L.P. (EnerVest). The downward revision in the gain was related to a correction to the net equity investment balance of the partnership. Increases in revenue and operating income in the six-month period are due mainly to higher net commodity prices (15%) and a net $7.6 million gain on sale of the EnerVest properties, offset by higher operating expenses and slightly lower production. The decline in production from a year ago reflects the normal decline of existing production, partially offset by the Company's 2006 drilling program and the impact of the recent acquisition. Increases in operating costs for the three- and six-month periods ($3.9 million and $7.5 million, respectively) partially offset the impact of improved commodity prices, with higher general and administrative costs, higher production taxes (associated with higher wellhead gas prices) and higher DD&A ($2.3 million and $2.8 million, for the three and six months) negatively impacting operating income. The higher DD&A is primarily the result of the increase in production.

On February 23, 2006 the Company announced that it had acquired certain oil and gas properties in East Texas, North Louisiana and Mississippi from a private entity for approximately $139 million. The acquired properties, virtually all of which will be operated by the Company, consist of approximately 60,000 gross acres in 33 fields in the heart of the Cotton Valley / Travis Peak (Hosston) gas trend. The acquisition initially added approximately 7.5 MMCFED to existing production and an estimated 59 BCFE of proven reserves. Approximately 47% of the acquired reserves are developed. The Company expects to spend approximately $15 million to $20 million of drilling capital on the acquired properties in fiscal 2006 and $30 million to $35 million in fiscal 2007.

The following table summarizes hedges in place for the remainder of fiscal 2006 and 2007 for the Oil and Gas Production segment as of April 20, 2006. Hedges in place are net of approximately 32 Mbl of open oil swaps that are excluded as a result of hedge dedesignation. These swaps were dedesignated as hedges in the third and fourth quarters of fiscal 2005 due to higher than anticipated hedge percentages relative to current production estimates.

	Remaining
	Fiscal 2006	Fiscal 2007
Gas hedges in place (MMbtus)	8,157,000	12,705,000
Gas hedges as a percent of estimated fiscal production (1)	65%-70%	50%-60%
Percent of gas hedges that are swaps	61%	63%
Average swap price ($/MMbtu)	$5.09	$ 5.37
Percent of gas hedges that are no cost collars	39%	37%
Weighted average floor price ($/MMbtu)	$4.54	$ 5.62
Weighted average ceiling price ($/MMbtu)	$5.56	$ 6.77
Oil hedges in place (MBbls)	150	182
Oil hedges as a percent of estimated fiscal production (1)	75%-80%	45%-55%
Average hedge price ($/Bbl)	$27.65	$ 37.50

(1) Based on expected production for fiscal 2006 and assumes fiscal 2007 production is flat with fiscal 2006 levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

While NYMEX gas prices were up substantially, increases in the net realized gas price were tempered by the percentage of gas hedged and by wider than normal basis differentials. The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Total production - gas equivalent (MMcfe)(1)	6,447	6,003	12,336	12,504
Daily average gas production (MMcfd)	64.9	59.1	61.4	60.8
Daily average oil production (MBd)	1.1	1.3	1.1	1.3
Daily average production - gas equivalent (MMcfed)(1)	71.6	66.7	67.8	68.7
Gas production as a percentage of total production	91	89	91	89
Percent of production hedged during the period - gas	64	95	74	95
Percent of production hedged during the period - oil(2)	74	96	77	89
Gas net realized price ($/Mcf) (3)	$5.94	$4.62	$5.28	$4.52
Oil net realized price ($/Bbl) (3)	$25.64	$26.94	$27.63	$28.56
Depreciation, depletion and amortization rate ($/Mcfe)(4)	$2.06	$1.83	$2.13	$1.88
Average lease operating expense ($/Mcfe)	$0.73	$0.90	$0.71	$0.67
Average production taxes ($/Mcfe)	$0.60	$0.50	$0.64	$0.47

(1)	Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.
(2)	Due to higher than anticipated hedge percentages, a small amount of open hedges were dedesignated in fiscal 2005, reflecting current production estimates.
(3)	Reflects the impact of all hedges, including mark-to-market derivatives as well as basis differentials, transportation, gathering and mmbtu/mcf conversion and are not NYMEX-equivalent prices.
(4)	2006 increase due to production mix and the addition of unproved capital and costs associated with the development of unproved reserves.

Energy Marketing Segment. Revenues for the three and six months ended March 31, 2006 increased $62.8 million and $170.1 million, respectively, primarily due to higher commodity prices.

Operating income totaled $10.3 million for the quarter and $20.1 million year-to-date, up $0.5 million and $7.9 million from the year ago periods, respectively. Wholesale marketing results were up sharply in both periods, reflecting additional capacity and the positive impact of price volatility and spreads on storage and transportation optimization strategies. Second quarter and year-to-date results for retail marketing activities declined from a year ago due primarily to mark-to-market accounting and the impact of warmer than normal weather on gas margins.

Results for the segment include an unrealized loss of $13.8 million and $16.0 million related to lower-of-cost-or market inventory adjustments and mark-to-market accounting for the quarter and year-to-date periods, respectively. Much of this is timing and is expected to reverse over this and next fiscal years as the underlying transactions are settled. The earnings variability resulting from accounting timing can be significant from period to period, even when the underlying economic position is unchanged.

Quarterly comparisons can vary due to the seasonal nature of retail gas marketing and the opportunistic nature of wholesale capacity optimization activity. As a result, operating results for the remainder of the fiscal year are expected to break even, as the reversal of temporary accounting adjustments is offset by fixed capacity and other operating costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Energy Marketing segment recently acquired two large retail electric customers. Peoples Energy Services Company announced in January 2006 that it won a contract to supply electricity for the Department of Energy's Fermi National Accelerator Laboratory, headquartered in Batavia, Illinois. The contract is for over 400,000 megawatt hours annually and runs from December 2006 through December 2007. In April 2006, Peoples Energy Services won a contract to supply electricity to the Metropolitan Water Reclamation District of Greater Chicago. The contract is for 560,000 megawatt hours of electricity per year, begins in December 2006 and covers a three-year period.

The following table summarizes operating statistics for the Energy Marketing segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Wholesale gas volumes sold (MDth)	14,015	14,895	23,923	25,802
Retail gas volumes sold (MDth)	17,939	20,654	33,025	35,442
Number of retail gas customers	23,884	24,473	23,884	24,473
Retail electric volumes sold (Mwh)	417	331	817	664
Number of retail electric customers	2,657	2,003	2,657	2,003

Energy Assets Segment. On March 31, 2006 the Company agreed to sell its interest in the Southeast Chicago Energy Project (SCEP) for approximately $50 million subject to closing adjustments. Closing is expected to occur in the fiscal third quarter and result in a modest gain. The Company expects to sell its remaining power generation assets, a 50% interest in Elwood Energy and a development site in Oregon, by fiscal year-end at a sizable gain. All financial results relating to power generation formerly included in this business segment are now reported as discontinued operations, including prior year results.

Revenues for the three and six months ended March 31, 2006 increased $2.6 million and $2.7 million, respectively, primarily due to higher commodity prices and increased volumes associated with activity at the Company's propane-based peaking facility. Operating income totaled $1.4 million for the quarter and $3.1 million year-to-date, up slightly from the year-ago periods.

The costs of activities related to the development of power generation sites are either expensed as incurred or are capitalized as specific site development assets, as appropriate. At March 31, 2006, $9.3 million related to this activity was capitalized or deferred as investments.

The electric capacity of Elwood Energy LLC (Elwood) has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc. (Aquila). Effective December 31, 2004, the contract with Engage terminated and the related electric capacity is being purchased by Exelon. In September 2005, Standard & Poor's Rating Services (S&P) placed Aquila on CreditWatch Positive and Moody's revised Aquila's credit outlook to positive. Aquila has been providing Elwood with security in the form of a letter of credit equal to one year of capacity payments of approximately $37.8 million. The initial term of the most recently executed letter of credit ends in March of 2007, but it automatically extends for an additional year absent notice by the issuing bank not to extend. On January 20, 2006, S&P affirmed the B+ rating on Elwood's bonds and revised the outlook from negative to stable. Moody's ratings on Elwood's bonds remain at Ba2 with a stable outlook.

Critical Accounting Policies

See the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, and Provision for Uncollectible Accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

	Six Months Ended March 31,
(In Thousands)	2006	2005
Net cash provided by (used in) operating activities	$117,792	$228,521
Net cash provided by (used in) investing activities	$(199,798)	$(60,770)
Net cash provided by (used in) financing activities	$132,075	$(82,204)

Cash provided by operating activities decreased for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets, gas in storage and deposits with broker or trustee exclude certain noncash transactions (primarily the effects of mark-to-market accounting). Additionally, balance sheet changes in intercompany assets/liabilities of Peoples Gas and North Shore Gas exclude the noncash effects of derivative activity conducted on their behalf by Peoples Energy. Net cash used in investing activities increased as a result of an increase in capital spending, primarily in the Oil and Gas Production segment. On February 23, 2006, the Company announced that it had acquired certain oil and gas properties in East Texas, North Louisiana and Mississippi from a private entity for approximately $139 million. This activity was partially offset by an increase in the return of capital from the Company's equity method investments, primarily related to the sale of properties by the EnerVest partnership and the Trigen-Peoples partnership. Net cash provided by financing activities increased primarily due to additional commercial paper borrowing ($158.0 million) in fiscal 2006 related to the Oil and Gas segment acquisition compared to commercial paper retirement ($55.6 million) in fiscal 2005.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at March 31, 2006 increased $245.0 million compared to September 30, 2005 due to an increase in capital investments at the Oil and Gas Production segment, an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, and increases in cash and cash equivalents and customer receivables, primarily due to seasonality and higher gas prices. On February 23, 2006, the Company announced that it had acquired certain oil and gas properties in East Texas, North Louisiana and Mississippi from a private entity for approximately $139 million. These increases were partially offset by a decrease in gas in storage due to seasonality and a decrease in derivative assets that are marked-to-market and largely relate to utility hedge activity. The decrease in derivative assets reflects price declines during the first half of fiscal 2006 relative to utility long positions. The increase in current liabilities was driven by increases in commercial paper (primarily due to the oil and gas properties acquisition) and the temporary LIFO liquidation credit, as well as the gas charge settlement liability described in Note 2 of the Notes to Consolidated Financial Statements. These increases were partially offset by a decrease in utility regulatory liabilities. The decrease in utility regulatory liabilities largely corresponds with the above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. The Company's capitalization did not change significantly, with the combined decrease in the accumulated other comprehensive loss and increase in common stock (primarily issued through the Direct Purchase and Investment Plan and the Long-Term Incentive Compensation Plans) being partially offset by the reduction in retained earnings, due primarily to the $64.7 million after tax charge related to the gas charge settlement. The decrease in the accumulated other comprehensive loss reflects price declines related to short position derivatives accounted for as cash flow hedges at the Company's Oil and Gas Production and Energy Marketing segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total assets at March 31, 2006 increased $460.6 million compared to March 31, 2005 due to an increase in capital investments at the Oil and Gas Production segment, an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, increases in customer receivables and gas in storage due to higher gas prices and higher volumes, and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in current liabilities was driven by increases in commercial paper (primarily due to the oil and gas properties acquisition) and derivative liabilities that are marked-to-market and relate to the hedge activity of the Gas Distribution, Oil and Gas Production and Energy Marketing segments. The increase in current liabilities is also attributable to the gas charge settlement liability described in Note 2. Deferred credits and long-term liabilities increased due to higher environmental costs. The Company's capitalization did not change significantly, with the reduction in retained earnings, due primarily to the $64.7 million after tax charge related to the gas charge settlement, being partially offset by the combined decrease in the accumulated other comprehensive loss and increase in common stock (primarily issued through the Direct Purchase and Investment Plan and Long-Term Incentive Compensation Plans). The decrease in the accumulated other comprehensive loss reflects price declines related to short position derivatives accounted for as cash flow hedges at the Company's Oil and Gas Production and Energy Marketing segments.

Financial Sources

In addition to cash generated internally by operations, as of March 31, 2006, the Company had committed credit facilities of $600 million (Peoples Energy, $350 million; Peoples Gas, $250 million). These various facilities primarily support the Company's ability to borrow using commercial paper. As of March 31, 2006, $183.7 million of Peoples Energy's and all of Peoples Gas' facilities were available. The Company has a seasonal credit facility that will expire in June 2006 ($125 million) and a long-term credit facility that will expire March 2007 ($225 million). Peoples Gas has a long-term credit facility that expires in July 2010. The long-term credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. North Shore Gas intends to meet its future short term borrowing requirements through loans from Peoples Energy or Peoples Gas.

The Company's and Peoples Gas' credit facilities contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65%. At March 31, 2006, total debt was 56% of total debt plus equity, up from 51% a year ago due primarily to the settlement charge and February oil and gas acquisition which is being temporarily financed with commercial paper borrowing. The current debt-to-total capital ratio for Peoples Gas is 46%. The current debt-to-total capital ratio for North Shore Gas is 41%. Management does not believe the gas reconciliation settlement will have a material adverse affect on the Company's liquidity or its ability to fund its strategic initiatives and capital expenditures.

The Company maintains lines of credit facilities to ensure sufficient liquidity for seasonal working capital requirements and other short-term financial needs. As forecasts of liquidity change throughout the year (due to high gas prices, for example), the Company may seek additional sources of liquidity in order to meet its objectives. In November 2005 and February 2006, the Company arranged for seasonal credit facilities with three and four banks, respectively, under which the Company may borrow up to an additional $125 million through June 30, 2006, for general corporate purposes and commercial paper backup.

In addition to the committed credit facilities discussed above, the Company has uncommitted lines of credit and letters of credit backup of $25.0 million, of which $1.0 million was used for letters of credit backup and $24.0 million was unused as of March 31, 2006. Peoples Gas and North Shore Gas also have the authority to borrow up to $150 million and $50 million, respectively, from Peoples Energy. As of March 31, 2006, Peoples Gas and North Shore Gas had no loans outstanding from Peoples Energy.

Peoples Gas and North Shore Gas also have the ability to loan between themselves as utilities up to $50.0 million. As of March 31, 2006, there were no loans outstanding between the utilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On April 20, 2006, Moody's Investor Service downgraded the long-term rating of debt issued by Peoples Energy (Baa2 senior unsecured), Peoples Gas (A1 senior secured) and North Shore Gas (A1 senior secured).  The Company's Prime-2 and Peoples Gas' Prime-1 commercial paper ratings were not under review. On May 5, 2006, Fitch downgraded the long-term debt rating of debt issued by Peoples Energy (A- senior unsecured), Peoples Gas (A+ senior secured), and North Shore Gas (A+ senior secured). Fitch also downgraded Peoples Energy's short-term debt rating from F1 to F2. The Standard and Poor's long-term ratings of debt issued by the Company (BBB+ senior unsecured), Peoples Gas (A- senior secured) and North Shore Gas (A- senior secured), have not changed since the filing of the Company's Annual Report on Form 10-K/A for the period ending September 30, 2005.

As a result of the downgrade of its long-term senior unsecured debt, Peoples Energy Corporation expects that it will need to increase the amount of cash collateral held by counterparties with respect to various price swaps, options, collars and other derivative instruments used by the company to hedge commodity price, volume, and basis risk. Management does not expect the increased cash deposit requirement (approximately $30 million) to have a material adverse affect on the Company's liquidity or cash flow.

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of March 31, 2006, a total of 1,235,700 shares of common stock had been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $47.9 million. No shares have been issued subsequent to March 31, 2004. However, the Company did issue common stock primarily through its Direct Purchase and Investment Plan and Long-Term Incentive Compensation Plans. Activity in the Long-Term Incentive Compensation Plan is net of reacquired shares, which dollar amounts also reflect expense recognition for awards of performance shares.

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars
Shares outstanding - beginning of period	38,292,768	$406,258	38,157,218	$402,383
Shares issued:
Employee Stock Purchase Plan	-	-	7,992	260
Long-Term Incentive Compensation Plans, net	(3,410)	110	51,099	1,096
Directors Deferred Compensation Plan	3,056	168	3,056	162
Direct Purchase and Investment Plan	64,602	2,357	137,651	4,992
Total activity for the period	64,248	2,635	199,798	6,510

Shares outstanding - end of period	38,357,016	$408,893	38,357,016	$408,893

Financial Uses

Capital Spending. In the six-month period ended March 31, 2006, the Company spent $231.3 million on capital projects. The Gas Distribution segment spent $41.1 million on property, plant and equipment of which $36.5 million was spent by Peoples Gas and $4.6 million was spent by North Shore Gas. The majority of the remaining $190.2 million was spent by the Oil and Gas Production segment, which spent $188.0 million on acquisitions, drilling projects, and the exploitation of existing assets. Management currently estimates that fiscal 2006 capital spending will total approximately $330 million, including $105 million in the Gas Distribution segment and the remainder primarily in the Oil and Gas Production segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gas Charge Settlement. The after tax cash impact of the refund required by the Amended Settlement Agreement and Release described in Notes 2 and 7A of the Notes to Consolidated Financial Statements will approximate $60-$70 million in fiscal 2006. The Company intends to finance the settlement initially with seasonal cash on hand at its utility subsidiaries. On a longer term basis, the Company will make equity contributions into the utility subsidiaries to restore their capitalization to approximate pre-settlement charge levels.

Dividends. On January 31, 2006, the Company's Board of Directors voted to maintain the regular quarterly dividend on the Company's common stock at 54 1/2 cents per share.

Overall Financing Requirements. The increase in capital spending is expected to be more than offset by the proceeds from the sale of the Company's power generation assets in the latter part of fiscal 2006 (see Energy Assets segment discussion above). Overall financing requirements for fiscal 2006 are now expected to approximate $120 million. These financing needs are likely to be met through a combination of debt and equity, consistent with the Company's targeted ratio of total debt to total debt plus equity of 50% to 55%.

Commitments, Contractual Obligations and Uncertainties

Off-Balance Sheet Arrangements. Off-balance sheet debt at March 31, 2006 and 2005 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Elwood ($167.3 million and $176.2 million), Trigen-Peoples District Energy Company ($0 and $14.8 million), and EnerVest ($0 and $2.5 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $20.5 million in guarantees and $5.4 million in letters of credit at March 31, 2006. The Company enters into these arrangements to secure financing and facilitate commercial transactions by its investees and subsidiaries with third parties.

Contractual Obligations. Since the filing of the September 30, 2005 Annual Report on Form 10-K, as amended, there have been no significant changes to contractual obligations with the exception of the following items.

The Company is required under the Amended Settlement Agreement and Release, as described in Note 7A to the Notes to Consolidated Financial Statements, to pay the Illinois Attorney General and the City of Chicago (1) $5 million within 15 business days of March 28, 2006 and (2) up to $5 million per year in each of the next five years towards funding conservation and weatherization programs. The Company also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas hub services as an offset to utility customers' gas charges. The fiscal 2006 revenues are being credited in fiscal 2006. The fiscal 2005 revenues ($10.7 million) are expected to be credited to customers following an order in the fiscal 2005 gas charge reconciliation case.

On March 17, 2006, Peoples Gas entered into a precedent agreement for firm transportation with Kinder Morgan Illinois Pipeline LLC. Capacity payments total approximately $33 million over a 10 year period.

During the three months ended March 31, 2006, the Energy Marketing segment has entered into net additional purchase obligations for the supply of gas and electricity totaling approximately $41.6 million.

In March and April of 2006, the Oil and Gas Production segment entered into multiple drilling rig commitments totaling $58 million over 2 to 3 years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gas Charge Reconciliation Proceedings and Related Matters.  For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. On March 21, 2005, the Illinois Attorney General (AG) and Chicago filed lawsuits against the Company and several of its subsidiaries alleging violations against its customers under certain state and city consumer fraud laws, respectively. On March 28, 2006, the Commission issued an order approving a settlement that resolved Peoples Gas' and North Shore Gas' fiscal 2001 - 2004 gas charge cases and the AG and Chicago lawsuits. (See Notes 7A and 7B of the Notes to Consolidated Financial Statements.)

In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to maters at issue in Peoples Gas' gas charge reconciliation proceedings. The Company has also received a subpoena from the U.S. Commodity Futures Trading Commission. (See Notes 7C and 7D of the Notes to Consolidated Financial Statements.)

Indenture Restrictions
North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 2006, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $77.7 million.

Peoples Energy Resources owns a 50% equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 5, 2006, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS

The financial results of Peoples Gas (including its hub activity) and North Shore Gas are reported primarily within the Gas Distribution segment. A portion of Peoples Gas' and North Shore Gas' results are included in the Corporate and Other segment. Operating income (loss) (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	Peoples Gas			North Shore Gas
	Gas	Corporate		Gas	Corporate
(In Thousands)	Distribution	and Other	Total	Distribution	and Other	Total
For the Three Months Ended
March 31, 2006 (GAAP)	$19,330	$(2,769)	$16,561	$23,651	$(375)	$23,276
March 31, 2006 (non-GAAP) (1)	47,692	(2,769)	44,923	10,951	(375)	10,576
March 31, 2005 (GAAP)	66,119	(3,325)	62,794	12,628	(282)	12,346
March 31, 2005 (non-GAAP) (1)	66,119	(1,813)	64,306	12,628	(242)	12,386

For the Six Months Ended
March 31, 2006 (GAAP)	$(13,213)	$(6,033)	$(19,246)	$15,295	$(811)	$14,484
March 31, 2006 (non-GAAP) (2)	89,817	(6,033)	83,784	19,595	(811)	18,784
March 31, 2005 (GAAP)	107,453	(12,295)	95,158	20,771	(1,071)	19,700
March 31, 2005 (non-GAAP) (2)	107,453	(3,828)	103,625	20,771	(510)	20,261

(1)	Fiscal 2006 ongoing operating income (non-GAAP) is defined as GAAP operating (loss) adjusted to exclude the effects of a charge of $28.4 million and ($12.7) million at Peoples Gas and North Shore Gas, respectively, associated with the settlement of gas charge proceedings. Fiscal 2005 ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of pension expense related restructuring costs of $1.5 million and $40 thousand at Peoples Gas and North Shore Gas, respectively. See Item 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

(2)	Fiscal 2006 year to date ongoing operating income (non-GAAP) is defined as GAAP operating (loss) adjusted to exclude the effects of a charge of $103.0 million and $4.3 million at Peoples Gas and North Shore Gas, respectively, associated with the settlement of gas charge proceedings. Fiscal 2005 year to date ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of pension expense related restructuring costs of $8.5 million and $0.6 million at Peoples Gas and North Shore Gas, respectively. See Item 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas' and North Shore Gas' information included in Liquidity and Capital Resources and in the Company's Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion

Income Statement Variations

GAAP net income (loss) for Peoples Gas for the three and six months ended March 31, 2006 was $7.6 million and $(16.6) million, respectively. Excluding the charge for the three and six months ($17.1 million and $62.1 million, after tax) related to the settlement of gas charge proceedings, on-going net income (non-GAAP) was $24.7 million and $45.4 million for the three and six months ended March 31, 2006, respectively. Excluding pension-related charges ($0.9 million and $5.1 million, after tax for the three and six months ended March 31, 2005) resulting from the fiscal year 2004 organizational restructuring, on-going net income (non-GAAP) for the three and six months ended March 31, 2005 was $36.5 million and $58.0 million respectively.

Revenues for the three and six months ended March 31, 2006 increased $66.7 million and $241.4 million, respectively, compared with the same year ago periods. The increase was due to the impact on revenues of higher gas prices (approximately $164 million and $297 million), partially offset by the impact on revenues of decreased deliveries due to weather (approximately $68 million and $14 million) that was 11% and 2% warmer compared with the same year-ago periods, lower weather-normalized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

demand (approximately $48 million and $73 million) and by the impact of the change in the regulatory treatment of Hub revenues ($6.4 million and $5.9 million) due to the amended settlement agreement.. The $46.2 million and $114.4 million decreases in operating income for the three and six months ended March 31, 2006, respectively, were primarily due to lower deliveries resulting from warmer weather (approximately $7 million and $2 million), lower normalized deliveries (approximately $5 million and $7 million) and due to the charge ($28.4 million and $103.0 million) related to the amended settlement of the gas charge proceedings. Partially offsetting the impact of this settlement on the three and six months ended March 31, 2006 was a decrease in depreciation expense ($1.4 million and $3.0 million) due to a fiscal 2005 Commission order lowering depreciation rates, and the fiscal 2005 restructuring-related pension charge of $1.5 million and $8.5 million).

Balance Sheet Variations

Total assets at March 31, 2006 increased $144.7 million compared to September 30, 2005 due to an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, an increase in cash and cash equivalents and an increase in customer receivables, primarily due to seasonality and higher gas prices. These increases were partially offset by a decrease in noncurrent regulatory assets, due to decreases in environmental liabilities, a seasonal decrease in gas in storage and a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market. The decrease in derivative assets reflects price declines during the first half of fiscal 2006 relative to utility long positions. The increase in current liabilities was driven by seasonal increases in accounts payable, the temporary LIFO liquidation credit and accrued taxes, an increase in intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market) and the gas charge settlement liability described in Note 2 of the Consolidated Notes to Financial Statements. These increases were partially offset by a decrease in regulatory liabilities. The decrease in regulatory liabilities largely corresponds with above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. Deferred credits and long-term liabilities decreased primarily due to a decrease in deferred income taxes and the environmental liability. The Company's capitalization decreased with the reduction in retained earnings due primarily to the $62.1 million after tax charge related to the gas charge settlement.

Total assets at March 31, 2006 increased $179.9 million compared to March 31, 2005 due to increases in customer receivables due to higher gas prices, an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, and higher noncurrent regulatory assets reflecting increases in environmental liabilities. These increases were partially offset by a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market. The decrease in derivative assets reflects price declines since March 31, 2005 relative to utility long positions. The increase in current liabilities was driven by higher intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market) and the gas charge settlement liability described in Note 2. Deferred credits and long-term liabilities increased due to higher environmental costs. The Company's capitalization decreased due to the reduction in retained earnings due primarily to the $62.1 million after tax charge related to the gas charge settlement.

North Shore Gas Discussion

Income Statement Variations

GAAP net income for North Shore Gas for the three- and six- months ended March 31, 2006 was $13.8 million and $8.2 million, respectively. Excluding the credit adjustment for the three months ($7.7 million, after tax) and net charge for the six months ($2.6 million, after tax), related to the settlement of gas charge proceedings, on-going net income (non-GAAP) was $6.2 million and $10.8 million for the three and six months ended March 31, 2006, respectively. Excluding pension-related charges ($20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

thousand and $0.3 million, after tax for the three and six months ended March 31, 2005) resulting from the fiscal year 2004 organizational restructuring, on-going net income (non-GAAP) for the three and six months ended March 31, 2005 was $7.1 million and $11.5 million respectively.

Revenues for the three and six months ended March 31, 2006 increased $12.0 million and $47.4 million, respectively, compared with the same year ago periods. The increase was due to the impact on revenues of higher gas prices (approximately $28 million and $57 million), partially offset by the impact on revenues of decreased deliveries due to weather (approximately $11 million and $3 million) that was 11% and 2% warmer compared with the same year-ago periods and lower weather-normalized demand (approximately $7 million and $9 million). Operating income increased $10.9 million and decreased $5.2 million for the three and six months ended March 31, 2006, respectively. Results for both periods were unfavorably impacted by lower deliveries resulting from warmer weather (approximately $1 million and $0.5 million) and lower normalized deliveries (approximately $0.5 million and $0.5 million). Operating income for the three and six months were also impacted by the credit adjustment ($12.7 million) and net charge ($4.3 million), respectively, related to the amended settlement of the gas charge proceedings. Partially offsetting the impact of this settlement charge on the results for the six months ended March 31, 2006 was a decrease in depreciation expense ($0.6 million) due to a fiscal 2005 Commission order lowering depreciation rates, and the fiscal 2005 six-month period restructuring-related pension charge of $0.6 million.

Balance Sheet Variations

Total assets at March 31, 2006 increased $26.7 million compared to September 30, 2005 due to an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, an increase in cash and cash equivalents and an increase in customer receivables, primarily due to seasonality and higher gas prices. This increase was partially offset by a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market. The decrease in derivative assets reflects price declines during the first half of fiscal 2006 relative to utility long positions. The increase in current liabilities was driven by seasonal increases in the temporary LIFO liquidation credit and accrued taxes, an increase in intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market) and the gas charge settlement liability described in Note 2 of the Consolidated Notes to Financial Statements. These increases were partially offset by a decrease in regulatory liabilities. The decrease in regulatory liabilities largely corresponds with above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. The Company's capitalization decreased with the reduction in retained earnings due primarily to the $2.6 million after tax charge related to the gas charge settlement.

Total assets at March 31, 2006 increased $29.5 million compared to March 31, 2005 due to increases in customer receivables due to higher gas prices, an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in current liabilities was driven by higher trade accounts and intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market) and the gas charge settlement liability described in Note 2. Deferred credits and long-term liabilities increased due to higher environmental costs. The Company's capitalization decreased due to the reduction in retained earnings due primarily to the $2.6 million after tax charge related to the gas charge settlement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
	March 31,		March 31,		Three Months	Six Months
Margin Data (In Thousands)	2006	2005	2006	2005	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$542,917	$486,740	$1,023,622	$827,716	$56,177	$195,906
Commercial	88,796	78,431	166,813	131,251	10,365	35,562
Industrial	14,643	13,096	28,654	22,265	1,547	6,389
Total sales	646,356	578,267	1,219,089	981,232	68,089	237,857
Transportation
Residential	12,236	12,349	22,485	21,542	(113)	943
Commercial	16,328	16,970	29,574	29,397	(642)	177
Industrial	5,227	6,121	9,911	10,848	(894)	(937)
Contract pooling	12,778	6,861	18,488	10,535	5,917	7,953
Total transportation	46,569	42,301	80,458	72,322	4,268	8,136
Total Hub revenues	(2,813)	3,626	-	5,904	(6,439)	(5,904)
Other Gas Distribution revenues	4,051	3,291	8,142	6,879	760	1,263
Total Gas Distribution revenues	694,163	627,485	1,307,689	1,066,337	66,678	241,352
Less: Gas costs	485,194	403,722	912,054	676,155	81,472	235,899
Gross margin (1)	208,969	223,763	395,635	390,182	(14,794)	5,453
Less: Revenue taxes	63,152	59,508	117,946	101,163	3,644	16,783
Environmental costs recovered	13,124	13,337	23,626	21,943	(213)	1,683
Net margin (1)	$132,693	$150,918	$254,063	$267,076	$(18,225)	$(13,013)
Gas Distribution deliveries (MDth):
Gas sales
Residential	38,064	44,645	68,775	73,599	(6,581)	(4,824)
Commercial	6,505	7,522	11,674	12,321	(1,017)	(647)
Industrial	1,116	1,323	2,082	2,214	(207)	(132)
Total gas sales	45,685	53,490	82,531	88,134	(7,805)	(5,603)
Transportation
Residential	7,928	8,751	14,277	14,718	(823)	(441)
Commercial	13,864	15,141	25,182	25,816	(1,277)	(634)
Industrial	5,153	6,242	9,843	10,952	(1,089)	(1,109)
Total transportation	26,945	30,134	49,302	51,486	(3,189)	(2,184)
Total Distribution deliveries	72,630	83,624	131,833	139,620	(10,994)	(7,787)
Gross margin per Dth delivered	$2.92	$2.63	$3.00	$2.75	$0.29	$0.25

Net margin per Dth delivered	$1.87	$1.76	$1.93	$1.87	$0.11	$0.06

Average cost per Dth of gas sold	$10.62	$7.55	$11.05	$7.67	$3.07	$3.38

Actual heating degree days (HDD)	2,741	3,080	5,043	5,163	(339)	(120)
Normal heating degree days (2)	3,225	3,254	5,515	5,533

Actual heating degree days as a percent
of normal (actual/normal)	85	95	91	93

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2)	The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2006 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

North Shore Gas Company
Gas Distribution Statistics

	Three Months Ended		Six Months Ended		Increase/Decrease
	March 31,		March 31,		Three Months	Six Months
Margin Data (In Thousands)	2006	2005	2006	2005	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$100,520	$90,875	$192,562	$154,775	$9,645	$37,787
Commercial	17,014	15,458	32,128	25,541	1,556	6,587
Industrial	4,262	3,990	7,825	6,424	272	1,401
Total sales	121,796	110,323	232,515	186,740	11,473	45,775
Transportation
Residential	676	611	1,245	1,095	65	150
Commercial	2,402	2,375	4,489	4,170	27	319
Industrial	827	830	1,593	1,578	(3)	15
Contract pooling	1,091	690	2,030	1,037	401	993
Total transportation	4,996	4,506	9,357	7,880	490	1,477
Other Gas Distribution revenues	402	318	785	623	84	162
Total Gas Distribution revenues	127,194	115,147	242,657	195,243	12,047	47,414
Less: Gas costs	98,301	84,454	188,592	141,625	13,847	46,967
Gross margin (1)	28,893	30,693	54,065	53,618	(1,800)	447
Less: Revenue taxes	5,984	6,198	11,187	10,507	(214)	680
Environmental costs recovered	909	808	1,703	1,185	101	518
Net margin (1)	$22,000	$23,687	$41,175	$41,926	$(1,687)	$(751)
Gas Distribution deliveries (MDth):
Gas sales
Residential	7,988	9,119	14,459	15,202	(1,131)	(743)
Commercial	1,398	1,609	2,491	2,603	(211)	(112)
Industrial	364	436	633	691	(72)	(58)
Total gas sales	9,750	11,164	17,583	18,496	(1,414)	(913)
Transportation
Residential	372	359	660	609	13	51
Commercial	2,574	2,574	4,680	4,388	-	292
Industrial	1,456	1,560	2,798	3,012	(104)	(214)
Total transportation	4,402	4,493	8,138	8,009	(91)	129
Total Gas Distribution deliveries	14,152	15,657	25,721	26,505	(1,505)	(784)

Gross margin per Dth delivered	$2.04	$1.96	$2.10	$2.02	$0.08	$0.08

Net margin per Dth delivered	$1.55	$1.51	$1.60	$1.58	$0.04	$0.02

Average cost per Dth of gas sold	$10.08	$7.56	$10.73	$7.66	$2.52	$3.07

Actual heating degree days (HDD)	2,741	3,080	5,043	5,163	(339)	(120)
Normal heating degree days (2)	3,225	3,254	5,515	5,533

Actual heating degree days as a percent
of normal (actual/normal)	85	95	91	93

(1)	As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2)	The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2006 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management's expectations and outlook for earnings, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds and financing activities, market risk, the insignificant effect on income arising from changes in Gas Distribution revenue from customers' gas purchases from third parties, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

•	The outcome of rate increase proceedings to be filed with the Commission by the utility subsidiaries;
•	adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases;
•
adverse changes in the Commission's approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites of the Company's subsidiaries, or adverse decisions by the Commission with respect to the prudence of costs actually incurred;

•	the future health of the United States and Illinois economies;
•
the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, interest expense and earnings from the Oil and Gas Production segment;

•	the effectiveness of the Company's derivative instruments and hedging activities and their impact on our future results of operations;
•	adverse resolution of material litigation;
•	effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;
•	changes in the credit ratings of the Company, Peoples Gas and North Shore Gas;
•	regulatory developments in the United States, Illinois and other states where the Company does business;

•	the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
•	operational factors affecting the Company's Gas Distribution, Oil and Gas Production and Energy Assets segments;
•	Aquila, Inc.'s financial ability to perform under its power sales agreements with Elwood;
•	the Company's ability to complete its divestment of its power generation assets during the fiscal year on advantageous terms;
•	drilling and production risks and the inherent uncertainty of oil and gas reserve estimates;
•	weather-related energy demand;
•	terrorist activities; and
•
the application of, or changes in, accounting rules or interpretations, including, but not limited to the impact of mark-to market accounting treatment for some of the Company's derivative contracts used by the Company to manage commodity price basis, and other risks.

Also, projections to future periods of the effectiveness of internal control over financial reporting are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Some of these uncertainties that may affect future results are discussed in more detail in Item 1—Business, Item 1A—Risk Factors and Item 7—MD&A in the combined Annual Report on Form 10-K, as amended, most recently filed with the SEC by the Company, Peoples Gas, and North Shore Gas. All forward-looking statements included in this document are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are reported under Note 2 of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, Peoples Gas and North Shore Gas carried out an evaluation, under the supervision and with the participation of management, including Thomas M. Patrick, our principal executive officer, and Thomas A. Nardi, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed and filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes In Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors as presented in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Peoples Energy Corporation:

a.	Peoples Energy held its Annual Meeting of Shareholders on February 24, 2006.

b.	The following matters were voted upon at the Annual Meeting of Shareholders.

1.
The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The Inspectors of Election certified the following vote tabulations:

	FOR	WITHHELD
Keith E. Bailey	32,199,041	805,867
James R. Boris	32,220,989	785,059
William J. Brodsky	32,213,983	792,064
Pastora San Juan Cafferty	32,113,950	885,240
Diana S. Ferguson	32,201,429	803,784
John W. Higgins	32,216,272	787,461
Dipak C. Jain	32,087,604	917,087
Michael E. Lavin	32,203,376	794,817
Homer J. Livingston, Jr.	32,090,054	907,904
Thomas M. Patrick	32,040,556	963,827
Richard P. Toft	32,114,502	888,957

2.
A recommendation of the appointment by the Audit Committee of Deloitte & Touche LLP as the independent public accountants for the Company and its subsidiaries for the fiscal year ending September 30, 2006. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
32,196,415	415,927	390,732	0

Part II - Other Information

Item 5. Other Information

None.

Item 6. Exhibits

Peoples Energy Corporation:

Exhibit
Number	Description of Document

3	By-Laws of the Company, as amended December 2, 2005

10.1	Order of the Illinois Commerce Commission in Docket No. 01-0706 for North Shore Gas

10.2	Order of the Illinois Commerce Commission in Docket No. 02-0726 for North Shore Gas

10.3	Order of the Illinois Commerce Commission in Docket No. 02-0727 for Peoples Gas

10.4	Order of the Illinois Commerce Commission in Docket No. 03-0704 for North Shore Gas

10.5	Order of the Illinois Commerce Commission in Docket No. 03-0705 for Peoples Gas

10.6	Order of the Illinois Commerce Commission in Docket No. 04-0682 for North Shore Gas

10.7	Order of the Illinois Commerce Commission in Docket No. 04-0683 for Peoples Gas

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II - Other Information

The Peoples Gas Light and Coke Company:

Exhibit
Number	Description of Document
31(a)	Certification of Thomas M. Patrick on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

North Shore Gas Company:

Exhibit
Number	Description of Document

31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

May 10, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

May 10, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

May 10, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer