Form 10-K
period 2006-09-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2006-12-14
CIK 77388, 110101, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended SEPTEMBER 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission	Exact Name of Registrant as Specified in Charter, State of Incorporation,	IRS Employer
File Number	Address of Principal Executive Office and Telephone Number	Identification Number
1-5540	PEOPLES ENERGY CORPORATION	36-2642766
2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
2-35965	NORTH SHORE GAS COMPANY	36-1558720

(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of Each Class	on which registered
Peoples Energy Corporation	New York Stock Exchange,
Common Stock, without par value	Chicago Stock Exchange,
and Pacific Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Peoples Energy Corporation	Yes ☑ No ☐
The Peoples Gas Light and Coke Company	Yes ☐ No ☑
North Shore Gas Company	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Peoples Energy Corporation	Yes ☐ No ☑
The Peoples Gas Light and Coke Company	Yes ☑ No ☐
North Shore Gas Company	Yes ☑ No ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Peoples Energy Corporation
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

The Peoples Gas Light and Coke Company
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

North Shore Gas Company
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Peoples Energy Corporation	Yes ☐ No ☑
The Peoples Gas Light and Coke Company	Yes ☐ No ☑
North Shore Gas Company	Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrants as of the last business day of the registrant's most recently completed second fiscal quarter:

Peoples Energy Corporation	Approximately $1.4 billion computed on the basis of the closing market price of $35.64 for a share of Common Stock on March 31, 2006.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date (November 30, 2006):

Peoples Energy Corporation	Common Stock, no par value, 38,572,918 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 25,357,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Company's Notice of Annual Meeting and Proxy Statement or an amendment to this Form 10-K filed within 120 days of the end of the Company's fiscal year	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

WHERE TO FIND MORE INFORMATION

Peoples Energy Corporation makes available through its Web site, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company's Web site address is http://www.PeoplesEnergy.com.

Peoples Energy Corporation - Glossary of Terms

Throughout this document, Peoples Energy Corporation, together with its consolidated subsidiaries, may be referred to as "Peoples Energy," "the Company," "management," "we," "us" or "our." References to Peoples Gas and to North Shore Gas refer to The Peoples Gas Light and Coke Company and North Shore Gas Company, respectively. References to the Registrants mean Peoples Energy, Peoples Gas and North Shore Gas, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing are defined below:

Units of Measure
Bbl	Barrel
Bcf	Billion cubic feet
Bcfe *	Billion cubic feet of gas equivalent
Btu	British thermal unit
Dth	1 dekatherm = 10 therms
MBbls	Thousand barrels
MBd	Thousand barrels per day
Mcf	Thousand cubic feet
MDth	Thousand dekatherms
Mcfe*	Thousand cubic feet of gas equivalent
MMbtu	Million British thermal units
MMcfe*	Million cubic feet of gas equivalent
MMcfd	Million cubic feet of gas per day
MMcfed*	Million cubic feet of gas equivalent per day
Mwh	Megawatt-hour
Therm	100,000 Btu (approximately 100 cubic feet)

* denotes that oil reserves have been converted to their cubic feet equivalents at a rate of 6 Mcf per barrel

Abbreviations
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Chicago	City of Chicago, Illinois
Commission	Illinois Commerce Commission
DD&A	Depreciation, depletion and amortization
DDC Plan	Directors Deferred Compensation Plan
DSOP	Directors Stock and Option Plan
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States
LIFO	Last-in, first-out
LOCOM	Lower of cost or market
LTIC	Long-Term Incentive Compensation
MD&A	Management's Discussion and Analysis of Results of Operations and Financial Condition
MTM	Mark-to-market
NYMEX	New York Mercantile Exchange
PRP	Potentially Responsible Party
RCRA	Resource Conservation and Recovery Act
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SAB	Staff Accounting Bulletin
SAR	Stock Appreciation Right
SCEP	Southeast Chicago Energy Project, LLC
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

Definitions

Basin	A geological feature in the earth’s subsurface that is composed of sedimentary rock and geological structures where oil and natural gas prospect and fields are potentially found.

Development well	Well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive.

Dry hole	Exploratory or development well that does not produce oil or gas in commercial quantities.

Exploratory well	Well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive or in another reservoir, or to extend a known reservoir.

Field	Area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same geological structural feature or stratigraphic condition.

Gross acres or gross wells	The total acres or wells in which a working interest is owned.

Heating degree days	A unit of measure used to represent each degree that the mean temperature for a 24-hour period is less than 65 degrees Fahrenheit.

Lease operating expenses	Expenses incurred to operate the wells and equipment on a producing lease.

Mark-to-market	A re-valuation of an asset or liability to its current fair value.

Multiple completion	The completion of a well in more than one producing formation at multiple depths.

Net acreage and net wells	Obtained by multiplying gross acreage and gross wells by the Company’s working interest percentage in the properties.

Proved developed reserves	Portion of proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

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

Proved undeveloped reserves	Portion of proved reserves that can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion.

Regulatory asset/liability	An asset or liability recorded by the Company as a result of certain costs or revenues qualifying for regulatory treatment and deferred until recovered or refunded through rates.

Reservoir	A porous, permeable sedimentary rock formation containing quantities of oil and/or gas enclosed or surrounded by layers of less permeable or impervious rock.

Weather normalized	Usage, revenue or operating income excluding the estimated effects of deviations from normal weather.

Working Interest	The ownership interest under an oil and gas lease after accounting for the interests reserved for the lessor or landowner.

Referenced Accounting Standards

APB Opinion No. 25	Accounting for Stock Issued to Employees

EITF 99-02	Accounting for Weather Derivatives

FIN 47	Accounting for Conditional Asset Retirement Obligations

FIN 48	Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109

FSP No. 106-2	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

SAB No. 108	Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

SFAS No. 5	Accounting for Contingencies

SFAS No. 71	Accounting for the Effects of Certain Types of Regulation

SFAS No. 88	Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits

SFAS No. 123	Accounting for Stock-Based Compensation

SFAS No. 123 (R)	Share-based Payment

SFAS No. 133	Accounting for Derivatives and Hedging Activities (as amended and interpreted)

SFAS No. 141	Business Combinations

SFAS No. 143	Accounting for Asset Retirement Obligations

SFAS No. 144	Accounting for the Impairment or Disposal of Long-Lived Assets

SFAS No. 158	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management's expectations and outlook for earnings, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds and financing activities, market risk, the effect on income arising from changes in Gas Distribution revenue from customers' gas purchases from third parties, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

•	The outcome of the pending merger between the Company and WPS Resources Corporation;
•	the outcome of rate increase proceedings if filed with the Commission by the utility subsidiaries;
•	adverse decisions in proceedings before the Commission, including, but not limited to, proceedings concerning the prudence review of the utility subsidiaries' gas purchases;
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

•	the effectiveness of the Company's derivative instruments and hedging activities and their impact on our future results of operations;
•	adverse resolution of material litigation;
•	effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;
•	changes in the credit ratings of the Company, Peoples Gas and North Shore Gas;
•	regulatory developments in the United States, Illinois and other states where the Company does business;
•	changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
•	the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
•	operational factors affecting the Company's Gas Distribution, Energy Assets and Oil and Gas Production segments;
•	the Company's ability to complete its divestment of its power generation assets on advantageous terms;
•	drilling and production risks and the inherent uncertainty of oil and gas reserve estimates;
•	weather-related energy demand;
•	terrorist activities; and
•
the application of, or changes in, accounting rules or interpretations, including, but not limited to the impact of mark-to market accounting treatment for some of the Company's derivative contracts used by the Company to manage commodity price basis, and other risks.

Also, projections to future periods of the effectiveness of internal control over financial reporting are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Some of these uncertainties that may affect future results are discussed in more detail in Item 1—Business, Item 1A—Risk Factors and Item 7—MD&A. All forward-looking statements included in this document are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

PART I

ITEM 1. Business

GENERAL

Peoples Energy is a holding company and does not engage directly in any business of its own, but does provide administrative services that support the business activities of its subsidiaries. Income is derived principally from the Company’s regulated utility subsidiaries, Peoples Gas and North Shore Gas. The Company also derives income from its other subsidiaries, Peoples Energy Resources Company, LLC (Peoples Energy Resources), Peoples Energy Services Corporation (Peoples Energy Services) and Peoples Energy Production Company (Peoples Energy Production). The Company and its subsidiaries had 2,223 employees at September 30, 2006.

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone (312) 240-4000).

The Company has five reportable business segments: Gas Distribution, Oil and Gas Production, Energy Marketing, Energy Assets, and Corporate and Other. (See Note 3 of the Notes to Consolidated Financial Statements for financial information about the Company’s business segments for the last three fiscal years.) Also see Note 2B of the Notes to Consolidated Financial Statements for financial information about discontinued operations.

MERGER

On July 8, 2006, WPS Resources Corporation (WPS Resources), Wedge Acquisition Corporation (Sub), a wholly owned subsidiary of WPS Resources, and Peoples Energy Corporation (the Company or Peoples Energy) entered into an Agreement and Plan of Merger (the Agreement).

The Agreement provides for the merger of Sub with and into Peoples Energy (the Merger) on the terms and subject to the conditions set forth in the Agreement, with Peoples Energy continuing as the surviving corporation. As a result of the Merger, Peoples Energy will become a wholly owned subsidiary of WPS Resources, and Peoples Energy shareholders will receive shares of WPS Resources common stock in exchange for their shares of common stock of Peoples Energy. At the effective time of the Merger, each share of common stock of Peoples Energy issued and outstanding immediately prior to the effective time will be cancelled and converted into the right to receive 0.825 shares of common stock of WPS Resources. The companies expect that upon consummation of the Merger Peoples Energy shareholders will own approximately 42.4% of the common stock of WPS Resources and WPS Resources shareholders will own approximately 57.6% of the common stock of WPS Resources.

WPS Resources and Peoples Energy have each made customary representations, warranties and covenants in the Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Agreement and the consummation of the Merger and covenants not to engage in certain kinds of transactions during that period. During such period, Peoples Energy will not declare cash dividends in excess of $0.545 per share per quarter without the prior consent of WPS Resources. Immediately after the effective time of the Merger, WPS Resources will adopt a dividend policy providing for a quarterly dividend of $0.66 per share of WPS Resources common stock, subject to evaluation over time as future business needs dictate. WPS Resources and Peoples Energy have made certain additional customary covenants, including, among others, covenants, subject to certain exceptions, (A) to cause a shareholders meeting to be held to consider approval of the Merger and the other transactions contemplated by the Agreement, (B) not to solicit proposals relating to alternative business combination transactions, and (C) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the shareholders of each of WPS Resources and Peoples Energy, (ii) absence of any material adverse effect, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) absence of any order or injunction prohibiting the consummation of the Merger, (v) the registration statement on Form S-4 shall have become effective, (vi) the shares of WPS Resources common stock issuable to Peoples Energy’s shareholders pursuant to the Agreement and under the employee benefit plans of Peoples Energy shall have been approved for listing on the New York Stock Exchange, (vii) subject to certain exceptions, the accuracy of representations and warranties with respect to WPS Resources’ and Peoples Energy’s business, as applicable, (vii) receipt of customary tax opinions and (viii) receipt of all required statutory approvals from, among others, the FERC, the Federal Communications Commission, and state public service and utility commissions.

The Agreement contains certain termination rights for both WPS Resources and Peoples Energy, and further provides that, upon termination of the Agreement under specified circumstances, a party would be required to pay the other party a termination fee of $45 million. In addition, under specified circumstances each party may be obligated to reimburse the other party for up to $15 million of expenses, which would reduce the amount of any required termination fee payable by that party.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both WPS Resources and Peoples Energy, including the receipt of required regulatory approvals and the approval of the transaction by the shareholders of both WPS Resources and Peoples Energy. On August 2, 2006, WPS Resources, Peoples Energy, Peoples Gas and North Shore Gas jointly filed an application for approval of the Merger with the Commission. The companies seek the expedited consideration of the application by the Commission, with requested approval by December 28, 2006 so that the Merger could close on or shortly after January 1, 2007. The application indicates that The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas) will further postpone filing rate cases until early 2007, with new rates to take effect in 2008 due to the normal 11-month rate case process in Illinois. On October 31, 2006, Commission Staff and Interveners filed Direct Testimony and opinion on the Merger proposal. On November 13, 2006, the Companies filed rebuttal testimony.

WPS Resources and Peoples Energy filed their joint application for FERC approval on August 15, 2006. The comment period on the FERC filing passed with no comments received. On November 2, 2006, the FERC issued a deficiency letter identifying an item about which additional information was required, and WPS Resources and Peoples Energy responded on November 6, 2006. The comment period for this response was concluded on November 13, 2006. No comments were received.

On August 15, 2006, WPS Resources filed with the Public Service Commission of Wisconsin (PSCW) for approval of amendments to its “affiliated interest” agreements so that they include and apply to Peoples Energy and its subsidiaries, as appropriate, upon closing of the merger. These agreements govern the provision by and among WPS Resources and its regulated and non-regulated subsidiaries of services, property, and other things of value. Modification of these agreements requires the approval of the PSCW. WPS Resources had concluded that no other PSCW approvals were required prior to the closing of the merger. However, on August 9, 2006, the PSCW issued a notice of investigation of the merger to consider, among other things, whether the PSCW has jurisdiction and pre-approval authority over the merger. Subsequently, the PSCW asserted jurisdiction and pre-approval authority over the merger, and, on September 27, 2006, the PSCW re-noticed the investigatory matter as a contested case proceeding in which it would consider whether the merger is in the public interest and whether certain conditions should be placed upon WPS Resources (and affiliate arrangements within its holding company system) as a result of the merger. WPS Resources acknowledges the PSCW’s continuing jurisdiction from time to time to consider and, if appropriate, impose additional conditions upon Wisconsin public utility holding companies. However, WPS Resources does not believe that the PSCW has jurisdiction and pre-approval authority over the merger, even though the PSCW has asserted such jurisdiction and authority. The PSCW has established a schedule for completion of the proceeding that would accommodate a closing of the merger in the first quarter of 2007. WPS Resources’ participation in the proceeding will be subject to its right to challenge the PSCW’s asserted jurisdiction before the PSCW and on appeal of an adverse PSCW order.

Pursuant to the Agreement, management from both companies jointly selected Integrys Energy Group, Inc. (Integrys) as the new name for the combined company. Upon consummation of the Merger, WPS Resources’ Board of Directors will be comprised of sixteen directors, nine of whom will have been designated by WPS Resources and seven of whom will have been designated by Peoples Energy. Mr. Larry Weyers, currently Chairman, President and Chief Executive Officer of WPS Resources, will remain President and Chief Executive Officer of Integrys following the Merger. Mr. James Boris, currently the Lead Director of Peoples Energy will become the non-executive Chairman of Integrys as of the effective time of the Merger. Upon the consummation of the Merger, WPS Resources will amend bylaws consistent with the foregoing.

On October 9, 2006, the Company identified many of Integrys’ senior leaders, who will manage Integrys after the transaction closes through a holding company, operating companies and a services group. Following the Merger, Integrys will establish its headquarters in Chicago, Illinois. The headquarters of the Integrys’ unregulated energy marketing business will be located in Green Bay, Wisconsin and the headquarters of the utilities’ businesses will be located in the same place as immediately prior to the effective time of the Merger. The headquarters of the oil and gas production business will remain in Houston, Texas.

On October 18, 2006, the WPS Resources registration statement on Form S-4 was made effective by the SEC. On October 25, 2006, the Federal Trade Commission granted termination of the waiting period for the Hart-Scott-Rodino filing for the Merger.

On December 6, 2006, at special meetings of shareholders held by WPS Resources and Peoples Energy, shareholders of both companies approved the proposed merger transaction. WPS Resources’ shareholders also approved an amendment to WPS Resources Corporation’s restated articles of incorporation to change the name of WPS Resources Corporation to Integrys Energy Group, Inc., when the closing of the merger has been completed.

1. GAS DISTRIBUTION SEGMENT

Principal Products and Markets
The Gas Distribution segment is the Company’s core business. Its two regulated utilities (Peoples Gas and North Shore Gas, whose operations are limited to this segment and the Corporate and Other segment) purchase, store, distribute, sell and transport natural gas to approximately one million customers through an approximately 6,000-mile distribution-mains system serving Chicago and 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial sales and transportation accounts that provide a broad and diversified foundation for the utilities’ business.

As part of this segment, Peoples Gas utilizes its storage and pipeline supply assets as a natural gas hub. This activity is regulated by the FERC and consists of providing wholesale transportation and storage services in interstate commerce.

For fiscal 2006 and on September 30, 2006, the Gas Distribution segment accounted for 64% of revenues and 75% of capital assets.

Peoples Gas was formed in 1855 and had 1,520 employees at September 30, 2006, of which 883 are union employees. It has approximately 815,000 residential, commercial and industrial retail sales and transportation customers in Chicago.

North Shore Gas was formed in 1900 and had 205 employees at September 30, 2006, of which 138 are union employees. It has approximately 156,000 residential, commercial and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

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

Current Sources and Availability of Natural Gas
Peoples Gas and North Shore Gas have each entered into long-term and short-term firm gas supply contracts with various suppliers, including BP Canada Energy Marketing Corp., Occidental Energy Marketing, Inc., Oneok Energy Services Company, L.P., and Tenaska Marketing Ventures, with remaining gas supply contract terms up to two years. When used in conjunction with contract storage, company-owned storage and peak-shaving facilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements. Although the Company believes North American gas supply to be sufficient to meet current and prospective United States market demands, it is unable to quantify or otherwise make specific representations regarding national supply availability and the cost of the supply.

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

The following table shows the expected design peak-day availability of gas in MDth during the 2006-2007 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas
	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration
Firm pipeline capacity	320	2008-2011	58	2008-2017
Firm city-gate supply	168	2007	47	2007
Liquefied petroleum gas	-		40
Storage gas:
Contract	583	2009-2017	233	2009-2017
Peoples—Manlove	993		-
Customer-owned	253		60
Total expected design
peak-day availability	2,317		438

Peoples Gas and North Shore Gas forecast maximum peak day demands of 2,257 MDth and 427 MDth, respectively.

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas were as follows:

	Peoples Gas			North Shore Gas
	For Fiscal Years Ended September 30,			For Fiscal Years Ended September 30,
	2006	2005	2004	2006	2005	2004
Gas purchases	109,685	115,530	118,532	23,523	24,052	25,479
Liquefied petroleum gas produced	-	-	-	10	6	10
Customer-owned gas received	71,782	73,240	78,007	12,793	12,516	13,106
Underground storage—net	(3,655)	(2,710)	214	(883)	116	(964)
Purchased storage compressor fuel,
franchise requirements,
and unaccounted-for gas	(4,456)	(4,200)	(4,436)	(517)	(868)	(646)
Total	173,356	181,860	192,317	34,926	35,822	36,985

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

Impact on Sales and Rates. Peoples Gas and North Shore Gas sell and distribute natural gas having an average heating value of approximately 1,000 Btu per cubic foot. Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers’ different uses and levels of consumption. In addition to the rate for distribution of gas, Peoples Gas and North Shore Gas each bills a gas charge representing the cost of gas and transportation and storage services purchased. This gas charge is determined in accordance with a rider to the rate schedules (Rider 2, Gas Charge) to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport and store gas supplies. The level of the Gas Charge under both subsidiaries’ rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, gains, losses and costs incurred under its hedging program, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refundable to or recoverable from customers. (See Notes 2K and 8 of the Notes to Consolidated Financial Statements.)

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

The Pipeline Safety Improvement Act of 2002 makes numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs. Such programs must include a baseline integrity assessment of an operator’s transmission facilities that must be completed within 10 years after enactment of the legislation. Peoples Gas owns and operates 158 miles of pipelines subject to this requirement, and North Shore Gas owns and operates 96 miles of pipelines subject to this requirement. Implementation of this legislation is not expected to have a material adverse effect on the financial condition or operations of the Company.

Seasonality
The business of the Company’s utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries’ customer load consists of space heating. Therefore, weather-related deliveries can have a significant positive or negative impact on net income. (For discussion of the Company’s prior weather insurance arrangements mitigating the effect of the seasonal nature of gas revenues on cash flow, see Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Risk Management Activities—Weather Risk.)

During fiscal 2006, the Gas Distribution segment recorded 74% of its revenues from November through March.

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

Effects of Environmental Legislation
The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at the sites of former manufactured gas plant operations. (See Note 7A of the Notes to Consolidated Financial Statements.) In 1994, North Shore Gas received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado (Denver Site). North Shore Gas does not believe that it has liability for the response costs but cannot determine the matter with certainty. (See Note 7B of the Notes to Consolidated Financial Statements.)

Peoples Gas and North Shore Gas did not incur and do not anticipate any material expenditures to construct environmental control facilities due to normal operations.

2. OIL AND GAS PRODUCTION SEGMENT
The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States through direct ownership in oil, gas and mineral leases. Peoples Energy Production’s primary focus is on natural gas, with growth coming from low to moderate risk drilling opportunities and acquisition of proved reserves with upside potential that can be realized through drilling, production enhancements and reservoir optimization programs. Peoples Energy Production also has a 23% equity interest in EnerVest Energy, L.P. (EnerVest), which developed and managed a portfolio of oil and gas producing properties. This partnership closed a transaction on October 31, 2005 that resulted in the remaining properties owned by the partnership being sold to a third party. A substantial portion of the proceeds from the sale of assets have been distributed to the partners. The partnership is in the process of winding up the affairs of the partnership. Peoples Energy Production has no remaining capital investment commitments associated with the EnerVest partnership.

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

3. ENERGY MARKETING SEGMENT
Peoples Energy Services, one of the major contributors to the Energy Marketing segment, primarily provides gas, electricity and energy management services to industrial, commercial and residential customers regionally within Illinois. Peoples Energy Services also provides gas in Michigan, Ohio and New York.

Peoples Energy Services’ operating income can be influenced by seasonal weather conditions and total margin can be impacted by usage. In addition, revenue sensitive items such as customer accounts receivable balances are typically impacted when natural gas or electric prices increase as certain products of the segment are tied to an index. However, some risk to accounts receivables and reserves for uncollectible accounts is mitigated by fixed price products offered to customers.

Peoples Energy Services is one of the largest nonutility energy marketers in the northern Illinois retail energy marketplace. It has customers from a wide variety of commercial and industrial segments, as well as residential customers. This minimizes the impacts of business cycle risks in any one segment. Peoples Energy Services is certified by the Commission as an Alternative Retail Electric Supplier (ARES), authorizing it to be a nonutility marketer of electricity, and as an Alternative Gas Supplier (AGS), authorizing it to be a nonutility marketer of natural gas for residential and small commercial customers; AGS certification is not required to serve other customers. As of September 30, 2006, there were a total of 20 ARESs in addition to three electric utilities offering supply service outside their service territories and 12 AGSs in Illinois, as well as several other national gas marketers focused on the commercial and industrial segment. Peoples Energy Services is also currently licensed as an AGS in Michigan, a Competitive Retail Natural Gas Supplier (CRNGS) in Ohio, and a gas Energy Service Company (ESCO) in New York.

Peoples Energy Resources, another major contributor to the Energy Marketing segment, provides wholesale services to marketers, utilities, pipelines and gas-fired power generation facilities. Peoples Energy Resources is authorized by the FERC to sell gas for resale at negotiated rates. The FERC conferred this authority in a rulemaking (Order 547), and Peoples Energy Resources did not need to seek specific approval to make sales for resale at negotiated rates. The FERC does not regulate the sales rates, nor are there any reporting requirements associated with these sales. The FERC, in November 2003, issued Order 644 in which it established a code of conduct applicable to entities making sales pursuant to Order 547 and required such sellers to report to the FERC whether they report prices to publications that publish natural gas price indices.

4. ENERGY ASSETS SEGMENT
The Energy Assets segment, through Peoples Energy Resources, is engaged in the development, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in one electric generation facility. Peoples Energy Resources and Dominion Energy, Inc. (Dominion) are equal investors in Elwood Energy LLC (Elwood), which owns and operates a 1,400-megawatt peaking facility near Chicago. The plant capacity has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon) and Constellation Energy Commodities Group, Inc. Due to the structure of these contracts and the fact that Elwood is a peaking facility, the majority of Elwood’s revenues and the Company’s equity earnings in this investment are recognized in the Company’s third and fourth fiscal quarters.

The Company announced in February 2006 its intention to exit the power generation business. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. On May 31, 2006, the Company completed the sale of its 27% interest in the SCEP facility to Exelon Generation

Company, LLC. On September 20, 2006, the Company announced that it signed an agreement with J-POWER USA Development Co., Ltd. (J-Power) to sell its 50% interest in the Elwood power generation facility and its 100% interest in a fully-permitted power development site, the COB Energy Facility (COB), for $110 million, subject to certain closing adjustments. These sales will complete the divestiture of substantially all power assets owned by Peoples Energy. The Board of Directors of J-Power's parent company approved the transactions on November 30, 2006. Financial results for power generation are now being reported by Peoples Energy as discontinued operations. Through Elwood and COB, the Company owned approximately 700 net Megawatts of power generation assets.

Peoples Energy Resources owns a propane-based peaking plant and other contractual assets of pipeline transportation and storage in the Midwest region, which enables it to perform in other asset-based wholesale activities. Peoples Energy Resources owns approximately 40 miles of small diameter pipes, which are used to provide services to local refineries in the Chicago area. Peoples Energy Resources also owns 250 acres of land and related facilities in Will County, Illinois.

The Energy Policy Act removes certain regulatory obstacles that could have delayed or impeded government approvals of and private investment in liquefied natural gas facilities, authorizes funding for coal gasification projects, and contains standards banning energy market manipulation and permitting substantially higher penalties for violations of such standards.

5. CORPORATE AND OTHER SEGMENT
Certain business development activities that do not fall under the four major business segments are reported in the Corporate and Other segment. Corporate administrative activities that support the business segments are also included in Corporate and Other.

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

The Company’s assets consist primarily of investments in subsidiaries. Dividends on its common stock depend on the earnings, financial condition and capital requirements of the Company’s subsidiaries, principally Peoples Gas and North Shore Gas and the distribution or other payment of earnings from the subsidiaries to the Company in the form of dividends from the utilities, and in the case of its non-regulated subsidiaries dividends, loans, advances or repayment of loans and advances. The subsidiaries are distinct legal entities and have no obligation to pay any dividends or make advances or loans to the Company. Peoples Energy’s ability to pay dividends on its common stock may also be limited by existing or future regulatory restrictions or agreement covenants limiting the right of its subsidiaries to pay dividends on their common stock.

Commodity price changes may affect the operating costs and competitive positions of the Company’s businesses, thereby adversely impacting its liquidity and results of operations.

The Company’s energy businesses are sensitive to changes in natural gas, oil, electricity and other commodity prices. Any changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. In the case of the Gas Distribution operations, costs for purchased gas and pipeline transportation and storage services are fully recovered through the Gas Charge, but increases in gas costs affect total retail prices and, therefore, the competitive position of the Company’s Gas Distribution businesses relative to electricity and other forms of energy. In addition, the timing and extent of high natural gas prices can materially adversely affect the Gas Distribution segment’s accounts receivable, provision for uncollectible accounts, fuel cost and interest expense. The Company is also subject to margin requirements in connection with use of derivative financial instruments and these requirements could escalate if prices move adversely relative to hedge positions.

The Company’s earnings growth and the carrying value of the Company’s oil and gas producing properties depends in part upon the prices received for its natural gas and oil production. Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future. The prices for natural gas and oil are subject to a variety of factors that are beyond the Company’s control. These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas and oil, commodity processing, gathering and transportation availability, the level of imports of, and the price of, foreign natural gas and oil, the price and availability of alternative fuel sources, weather conditions, political conditions or hostilities in natural gas and oil producing regions. Further, because over 90% of the Company’s proved reserves at September 30, 2006 were natural gas reserves, the Company is substantially more sensitive to changes in natural gas prices than to changes in oil prices. Declines in natural gas and oil prices would not only reduce revenue, but could reduce the amount of natural gas and oil that can be produced economically and, as a result, could adversely affect the financial results of the Oil and Gas Production segment.

A significant decline in natural gas and oil prices could result in a downward revision of the Company’s reserves and a write-down of the carrying value of natural gas and oil properties that would negatively impact the Company’s net income and stockholders’ equity.

The Company has approximately 50% of anticipated production hedged for fiscal 2007, which is substantially lower than in recent years. This lower hedge percentage may potentially result in the Company having increased earnings volatility.  The Company will have the potential to realize higher prices if gas prices hold at or near current levels or lower prices if gas prices decline.

The Company’s use of derivative financial instruments could result in earnings volatility and financial losses.

Some of the Company's subsidiaries use derivative financial instruments, including futures, swaps, collars and option contracts either traded on exchanges or executed over-the-counter with natural gas and power merchants as well as financial institutions, to hedge commodity price and interest rate risk. Fluctuating commodity prices could cause revenues, net income and cash requirements of the Company to be volatile due to the use of financial instruments that are not perfectly matched to the exposure (which may result from the nature of the derivative instrument used or as a result of a discontinued physical transaction), or if the Company's derivative instruments and hedging transactions fail to qualify for hedge accounting under SFAS No. 133. The Company may also incur financial losses if counterparties fail to perform under these instruments. Fluctuating commodity prices and related MTM accounting also could cause revenues and net income of the Company to be volatile due to the use of derivative instruments. For additional information concerning the use of derivatives, see Note 2L of the Notes to Consolidated Financial Statements.

The Company’s operating results may be adversely affected by mild weather.

The Company’s Gas Distribution businesses and retail business have historically delivered less natural gas, and consequently earned less income, when weather conditions are warmer than normal. Mild weather in the future could diminish the Company’s revenues and results of operations and harm its financial condition. Although the Company may from time to time utilize weather insurance or financial weather derivatives to manage this risk, such measures result in the Company incurring costs and expose the Company to the credit risk of the counterparties in such transactions and, moreover, there can be no assurance that such measures will fully protect the Company from the effects of mild weather. (See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Weather Risk.)

The Company’s Gas Distribution subsidiaries depend on storage and transportation services purchased from interstate pipelines and on a storage field owned by Peoples Gas to meet their customers’ gas requirements.

Peoples Gas and North Shore Gas meet a significant percentage of their customers’ peak day, seasonal and annual gas requirements through withdrawals, pursuant to contracts, from storage facilities owned and operated by interstate pipelines and through deliveries of gas transported on interstate pipelines with which they or their gas suppliers have contracts. Peoples Gas and North Shore Gas each contracts with multiple pipelines for these services, and it has gas supply contracts with multiple suppliers. If a pipeline were to fail to perform storage or transportation service, including for reasons of force majeure, on a peak day or other day with high volume gas requirements, Peoples Gas’ and North Shore Gas’ ability to meet all their customers’ gas requirements may be impaired unless or until alternative supply arrangements were put in place. Likewise, Peoples Gas plans to meet approximately 40% of its peak day requirements from its own storage field. If that storage field, or the Peoples Gas-owned transmission pipeline used to transport storage gas to the market, were to be out of service for any reason, this could impair Peoples Gas’ ability to meet its customers’ full requirements on a peak day. Also, North Shore Gas purchases a storage service from Peoples Gas, and its ability to serve its customers could be adversely affected by failures at Peoples Gas’ storage field.

The Company’s operations are subject to operational hazards and uninsured risks.

The Company’s Gas Distribution, Oil and Gas Production, and Energy Assets operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, damage caused by excavators, explosions, release of toxic substances, fires, adverse weather conditions, and other hazards, each of which could result in damage to or destruction of the Company’s facilities or damages to persons and property. In addition, the Company’s operations face possible risks associated with acts of intentional harm on these assets. The nature of the risks is such that some liabilities could exceed the Company’s insurance policy limits, or, as in the case of environmental fines and penalties, cannot be insured. As a result, the Company could incur substantial costs that could adversely affect its future results of operations, cash flows or financial condition. A substantial portion of the Company’s oil and gas production is transported on or processed by third party pipelines and processing plants. Those pipelines and processing plants are subject to the same risks.

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

The Company’s utility subsidiaries are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests and other matters. Recently, credit rating agencies have issued negative alerts on some Illinois utilities, citing as a concern a heightened level of politicizing of the regulatory process in Illinois, particularly with regard to electric utilities. If Peoples Gas’ and North Shore Gas’ tariff rates were reduced in a future proceeding, or if the Commission denied recovery of certain costs presently allowed to be recovered through rates, the profitability of the utilities’ businesses could be reduced.

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

Peoples Gas’ and Peoples Energy Wholesale Marketing’s midstream gas services that are reflected in the Gas Distribution and Energy Marketing segments, respectively, are regulated by the FERC. Additional or different regulations imposed by the FERC could affect the profitability of these segments.

The Company’s Gas Distribution and Energy Assets businesses are also subject to costly and increasingly stringent environmental regulations. The cost of future environmental compliance could be significant.

The Illinois state legislature is reviewing potential legislation to modify the regulatory process applicable to electric transmission and distribution companies. This has increased regulatory uncertainty surrounding retail electric unbundling in Illinois and could adversely impact retail electric sales by Peoples Energy Services within the Energy Marketing segment.

An adverse decision in proceedings before the Commission concerning the prudence review of the Company’s gas purchases could require a significant refund obligation.

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The Commission has ordered refunds to the Company's utility customers in connection with prior years' gas charge reconciliation proceedings (see Notes 2C and 8A of the Notes to Consolidated Financial Statements). Proceedings regarding Peoples Gas and North Shore Gas for fiscal year 2005 costs are currently pending before the Commission. The outcome of these proceedings cannot be predicted. (See Note 8A of the Notes to Consolidated Financial Statements.)

A change in the Commission’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites of the Company’s subsidiaries, or adverse decisions with respect to the prudence of costs actually incurred, could result in the Company reversing significant amounts currently reflected as regulatory assets, resulting in a decrease to net income.

As described more fully in Note 7A of the Notes to Consolidated Financial Statements, the Company’s subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with the subsidiaries' former manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At September 30, 2006, regulatory assets of $313 million have been recorded. This amount reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites ($269 million for the Company on a consolidated basis). Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence. Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under Commission-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the Commission that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.

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

Adverse changes in our credit ratings may negatively affect the Company.

The Company's long-term senior unsecured debt is rated Baa2 by Moody’s Investors Services and BBB+ by Standard and Poor’s Rating Group. Peoples Gas' and North Shore Gas' long-term senior secured debt is rated A1 by Moody's Investor Services and A- by Standard and Poor's. Downgrades in the credit ratings of the Company or the utility subsidiaries could impair our ability to access capital markets at attractive rates and increase our borrowing costs. In addition, reductions in credit ratings could require the affected company to post additional collateral related to various trading contracts which could reduce its liquidity.

Risks Relating to the Merger

The merger may not be completed, which could adversely affect Peoples Energy’s business operations and stock prices.

WPS Resources and Peoples Energy have not yet obtained all federal and state regulatory clearances, consents and approvals required to complete the merger. Governmental or regulatory agencies could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. If these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither WPS Resources nor Peoples Energy will be obligated to complete the merger.

WPS Resources and Peoples Energy are each subject to termination fees of $45 million or the reimbursement of $15 million of merger-related out-of-pocket expenses if it terminates the merger under certain circumstances specified in the merger agreement.

In addition, the merger agreement contains customary other closing conditions, which may not be satisfied or waived. If WPS Resources and Peoples Energy are unable to complete the merger, Peoples Energy would be subject to a number of risks, including the following:

•	Peoples Energy would not realize the benefits of the proposed merger, including any synergies from combining the two companies;
•	the trading price of Peoples Energy common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed; and
•
Peoples Energy would continue to be exposed to the general competitive pressures and risks discussed in this Annual Report on Form 10-K for the year ended September 30, 2006, which pressures and risks may be increased if the merger is not completed.

The occurrence of any of these events individually or in combination could have a material adverse effect on the results of operations or the trading price of Peoples Energy common stock.

Peoples Energy will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect its business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Peoples Energy, regardless of whether the merger is eventually completed, and, consequently, on the combined company. Although Peoples Energy has taken steps designed to reduce any adverse effects, these uncertainties may impair Peoples Energy’s ability to attract, retain and motivate key personnel until the merger is completed, or the merger agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with Peoples Energy to seek to change existing business relationships with WPS Resources or Peoples Energy.

Employee retention and recruitment may be particularly challenging during the pendency of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. The departure of existing key employees or the failure of potential key employees to accept employment with the Company, despite Peoples Energy’s retention and recruiting efforts, could have a material adverse impact on Peoples Energy’s business, financial condition and operating results, regardless of whether the merger is eventually completed.

The pursuit of the merger and the preparation for the integration of WPS Resources and Peoples Energy may place a significant burden on management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse impact on Peoples Energy’s business, financial condition and operating results, regardless of whether the merger is eventually completed.

In addition, the merger agreement restricts each of WPS Resources and Peoples Energy, without the other party’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent Peoples Energy from pursuing otherwise attractive business opportunities and making other changes to their businesses prior to completion of the merger or termination of the merger agreement.

The value of shares of WPS Resources common stock to be received by Peoples Energy shareholders in the merger will fluctuate.

In the merger, each share of Peoples Energy common stock outstanding immediately prior to completion of the merger will be converted into the right to receive 0.825 shares of WPS Resources common stock (with cash paid in lieu of fractional shares). The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to the completion of the merger.

The market prices of WPS Resources common stock and Peoples Energy common stock immediately prior to the effective time of the completion of the merger may vary significantly from their market prices at the date of the joint proxy statement/prospectus and at the date of the special meetings of the shareholders of WPS Resources and the shareholders of Peoples Energy. These variations may be the result of various factors, including:

•	changes in the business, operations or prospects of WPS Resources and/or Peoples Energy;
•	speculation regarding the likelihood that the merger will be completed and the timing of the completion;
•	general market and economic conditions; and
•	litigation and/or regulatory developments.

The merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

To complete the merger, WPS Resources and Peoples Energy need to obtain approvals or consents from, or make filings with, a number of United States federal and state public utility, antitrust and other regulatory authorities.

While WPS Resources and Peoples Energy each believe that they will receive the required statutory approvals and other clearances for the merger, there can be no assurance as to the timing of these approvals and clearances or their ability to obtain these approvals and clearances on satisfactory terms or otherwise. There can be no assurance that any of these approvals will be obtained or, if obtained, that these approvals will not contain terms or conditions that could reasonably be expected to have a material adverse effect on the combined company following completion of the merger.

On December 6, 2006, at special meetings of shareholders held by WPS Resources and Peoples Energy, shareholders of both companies approved the proposed merger transaction.  Additional approvals will have to be obtained to complete the merger.  Accordingly, the companies' shareholder approvals have been obtained before the terms of any conditions that may be imposed to obtain additional approvals are known. As a result, WPS Resources and Peoples Energy may make prospective decisions to waive a condition or approve certain actions required to obtain necessary approvals without seeking further shareholder approval.

The anticipated benefits of combining WPS Resources and Peoples Energy may not be realized.

WPS Resources and Peoples Energy entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies.

Although Peoples Energy and WPS Resources expect to achieve the anticipated benefits of the merger, including the synergies, achieving them is subject to a number of uncertainties, including:

•
whether United States federal and state public utility, antitrust and other regulatory authorities whose approval is required to complete the merger impose conditions on the merger or require the combined company to share a disproportionate amount of the expected or achieved synergies of the merger with customers, any of which may have an adverse effect on the combined company;

•
resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS Resources’ and Peoples Energy’s regulated businesses, including the rate treatment of synergies and the cost to achieve those synergies;

•	the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities;
•	general market and economic conditions;
•	general competitive factors in the market place; and
•	higher than expected costs required to achieve the expected synergies.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues of the combined company.

The integration of WPS Resources and Peoples Energy following the merger will present significant challenges that may result in a decline in the anticipated potential benefits of the merger.

The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:
•	combining the best practices of two companies, including utility operations, non-regulated marketing operations and staff functions;
•	the necessity of coordinating geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	reducing the costs associated with each company’s operations; and
•	preserving important relationships of both WPS Resources and Peoples Energy and resolving potential conflicts that may arise.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the merger.

WPS Resources and Peoples Energy expect the merger to generate potential pre-tax cost synergies of $94 million for the combined company on an annualized basis by the end of the fifth full year of operations following completion of the merger (excluding costs of integration). These savings may not be realized within the time periods contemplated, or at all.

Peoples Energy will incur significant transaction, merger-related and restructuring costs in connection with the merger.

Peoples Energy expects to incur costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. The combined company also will incur restructuring and integration costs in connection with the merger. The estimated total cost to WPS Resources (and ultimately the combined company) of accomplishing the merger and achieving the synergies and cost savings is approximately $186 million in transaction and integration costs, most of which will be incurred through 2010. The costs related to restructuring will be treated as a liability and will be included in the total purchase price or expensed, depending on the nature of the restructuring activity. Although WPS Resources and Peoples Energy expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.

The combined company will record goodwill that could become impaired and adversely affect the combined company’s operating results.

The merger will be accounted for as a purchase by WPS Resources in accordance with generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Peoples Energy will be recorded, as of completion, at their respective fair values and added to those of WPS Resources. The reported financial condition and results of operations of WPS Resources issued after completion of the merger will reflect Peoples Energy balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Peoples Energy. Following completion of the merger, the earnings of the combined company will reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets.

Under the purchase method of accounting, the total purchase price will be allocated to Peoples Energy’s tangible assets and liabilities and identifiable intangible assets, based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the merger will result in the creation of goodwill based upon the application of purchase accounting. To the extent the value of goodwill or intangibles becomes impaired, the combined company may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company’s operating results.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company’s assets consist primarily of its investments in its subsidiaries. The principal properties of those subsidiaries are described below.

GAS DISTRIBUTION
The properties of Peoples Gas and North Shore Gas consist primarily of its gas distribution system, which includes approximately 6,000 miles of gas mains, approximately 611,000 service pipes, and odorization and regulation facilities. Peoples Gas owns and operates an underground gas storage reservoir and a liquefied natural gas plant at Manlove Field located in central Illinois. Peoples Gas also owns a natural gas pipeline system that runs from Manlove Field to Chicago with seven major interstate pipeline interconnects at various points. The underground storage reservoir also serves North Shore Gas under a contractual arrangement. Peoples Gas utilizes its storage and pipeline supply assets as a natural gas hub in the Chicago area. General properties include a substantial investment in office and service buildings, garages, repair shops and motor vehicles, together with the equipment, tools and fixtures necessary to conduct utility business.

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

OIL AND GAS PRODUCTION
The Oil and Gas Production segment, through Peoples Energy Production, owns working interests in substantial oil and gas leasehold positions located in various areas of Texas, Louisiana, New Mexico, Arkansas, Oklahoma, Mississippi and North Dakota. The Company operates a number of Texas, New Mexico, Louisiana and Mississippi properties, with its principal operating areas being located in South Texas, eastern Texas, northern Louisiana and along the Gulf Coast of Texas. As of September 30, 2006, total proved reserves were approximately 233 Bcfe, of which approximately 88% are operated by the Company. The Company owns a 23% equity investment interest in EnerVest, which managed and developed a portfolio of oil and gas producing properties. On October 31, 2005, EnerVest sold all the properties owned by the partnership and has distributed a substantial portion of the proceeds to the partners. The partnership is in the process of winding up the affairs of the partnership. Peoples Energy Production has no remaining capital investment commitments associated with the EnerVest partnership.

Information detailing the Company's gas and oil operations is presented below:

Location of Oil and Gas Properties—Distribution of Production and Reserves

The following tables summarize certain property and drilling statistics for Peoples Energy Production's oil and gas production activities.

At September 30, 2006
Proved reserves (Bcfe)	232.8

Productive wells
Gross oil wells	43
Net oil wells	22
Gross gas wells (1)	710
Net gas wells (1)	333

Acreage
Gross developed acres	162,334
Net developed acres	86,985
Gross undeveloped acres	32,843
Net undeveloped acres	18,256

(1) 27 gross (14 net) wells have multiple completions.

	For Fiscal Years Ended
	September 30,
Net Wells Drilled	2006	2005	2004
Productive
Exploratory	-	-	2.2
Developmental	32.4	32.8	22.2
Dry
Exploratory	0.2	-	1.5
Developmental	2.8	1.6	0.2

As of September 30, 2006, 3 gross (2.2 net) wells were in progress.

Peoples Energy Production leases office space in Houston, Texas. Total capital outlays in fiscal 2006 for drilling and exploration projects were approximately $95 million.

ITEM 3. Legal Proceedings

See Notes 7, 8 and 9 of the Notes to Consolidated Financial Statements for a discussion of material legal proceedings. The Company, Peoples Gas and North Shore Gas are involved in various other claims and legal actions which management does not believe will have a material adverse effect on the Company's, Peoples Gas' and North Shore Gas' financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names, ages and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.

	Age at
Name	11/30/2006	Position with the Company

Katherine A. Donofrio	49	Senior Vice President (Business Services) of the Company (2001). Ms. Donofrio is also Senior Vice President of Peoples Gas and North Shore Gas (2002).

Linda M. Kallas	47
Vice President and Controller (2004) of the Company. Ms. Kallas is also Vice President and Controller (2004) of Peoples Gas and North Shore Gas. Prior to becoming Vice President, Ms. Kallas was Assistant Vice President and Controller (2002). Prior to becoming Controller Ms. Kallas was Director of Corporate Accounting (1999).

Peter H. Kauffman	60	Assistant General Counsel and Secretary (1998) of the Company. Mr. Kauffman is also Assistant General Counsel and Secretary of Peoples Gas and North Shore Gas (1998).

William E. Morrow	50
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

Thomas A. Nardi	52
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

Steven W. Nance	50	President of Peoples Energy Production Company, the Oil and Gas Production business segment of the Company (2000).

Thomas M. Patrick	60
Chairman, President and Chief Executive Officer (2002) and a Director (1998) of the Company. Mr. Patrick is also Chairman of the Board and Chief Executive Officer of Peoples Gas and North Shore Gas (2002). Prior to becoming Chairman, Mr. Patrick was President and Chief Operating Officer (1998) of the Company and its subsidiaries and Vice Chairman (2001) of both utility subsidiaries.

Desiree G. Rogers	47
President (2004) and a Director (2004) of Peoples Gas and North Shore Gas. Ms. Rogers is also Senior Vice President (Marketing and Communications) of the Company (2001). Prior to becoming President, Ms. Rogers was Senior Vice President of Peoples Gas and North Shore Gas (2001).

	Age at
Name	11/30/2005	Position with the Company

Douglas M. Ruschau	48
Vice President (Finance) (2002) and Treasurer of the Company (2003). Mr. Ruschau is also Vice President (2002) and Treasurer (2003) of Peoples Gas and North Shore Gas. Mr. Ruschau became an employee of the Company in 2002. Prior to working for the Company, Mr. Ruschau was employed by Nicor Inc. (1980-2002) as Assistant Vice President Finance (1998).

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on the New York Stock, Chicago Stock and Pacific Exchanges (trading symbol: PGL). At November 30, 2006, there were 18,091 registered shareholders. There were no issuances of unregistered stock in the current fiscal quarter. See Notes 17 and 18 of the Notes to Consolidated Financial Statements for information regarding dividends declared on common equity and securities authorized for issuance under equity compensation plans.

All of the outstanding shares of common stock of Peoples Gas and North Shore Gas are owned by the Company.

	Stock Price
Fiscal Quarters	High	Low
2006
Fourth	$43.87	$35.71
Third	38.66	35.10
Second	37.97	35.11
First	39.90	34.34
2005
Fourth	$45.52	$38.71
Third	44.97	38.72
Second	45.10	41.11
First	45.38	41.05

The following table provides information about the Company's purchases of its equity securities in fiscal 2006:

	(A)	(B)	(C)	(D)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2005	10,027 (1)	$ 38.98	10,027 (1)	Not applicable (2)
December 2005	834 (1)	$ 36.30	834 (1)	Not applicable (2)
March 2006	65 (1)	$ 36.09	65 (1)	Not applicable (2)
May 2006	69 (1)	$ 36.46	69 (1)	Not applicable (2)

(1)	Represents shares of restricted stock cancelled to pay for taxes related to the vesting of restricted stock under the 1990 LTIC Plan. The 2004 Incentive Compensation Plan replaced the 1990 LTIC Plan.

(2)	Maximum number of shares cannot be determined as amounts to be purchased vary with individual tax status and market price of Company common stock.

ITEM 6. Selected Financial Data

Peoples Energy Corporation
(In Thousands, Except Per-Share Amounts)

For Fiscal Years Ended September 30,	2006		2005	2004	2003		2002

Operating revenues	$3,017,970		$2,599,585	$2,260,199	$2,138,394		$1,482,534
Income (loss) from continuing operations	(27,941)		66,848	74,742	97,162		83,027
Income from discontinued operations, net of taxes	10,305		11,285	6,822	6,772		6,044
Net income (loss) (GAAP)	$(17,636)		$78,133	$81,564	$103,934		$89,071

Ongoing income from continuing operations
(non-GAAP) (1)	$44,206		$74,766	$84,985	$97,162		$83,027
Diluted (loss) earnings per share:
From continuing operations	(0.73)		1.75	2.00	2.68		2.34
From discontinued operations, net of taxes	0.27		0.30	0.18	0.19		0.17
Total	(0.46)		2.05	2.18	2.87		2.51
Total assets	3,822,414		3,537,791	3,094,790	2,928,538		2,723,647
Capitalization:
Long-term debt	894,702		895,583	897,377	744,345		554,014
Common equity	841,454		800,154	870,083	847,999		806,324
Short-term debt	309,744	(2)	8,148	55,625	207,949	(3)	377,871	(4)
Cash dividends declared per share	$2.18		$2.175	$2.15	$2.11		$2.07

(1)
Ongoing income from continuing operations (non-GAAP) is defined as GAAP income from continuing operations adjusted to exclude the effects of the amended gas charge settlement agreement and merger-related costs of $64.7 million and $7.5 million after tax, respectively, in fiscal 2006, and restructuring costs for fiscal 2005 and 2004 of $7.9 million and $10.2 million after tax, respectively. See Item 7-MD&A-Executive Summary-for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

(2)	Represents commercial paper at Peoples Energy as discussed in Item 7-MD&A-Financial Sources.
(3)	Includes $152.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.
(4)
Includes $90.0 million of long-term debt ($75.0 million for Peoples Gas and $15.0 million for North Shore Gas) retired in fiscal 2003 and $202.0 million of long-term debt of Peoples Gas classified as short-term debt due to bondholder tender rights.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
In this section, management discusses the financial condition, results of operations, cash flows, and expected future performance of the Company and its four primary business segments. The discussion applies to Peoples Energy and its business segments on a consolidated basis with the exception of the section titled “Peoples Gas and North Shore Gas Discussions,” which provides information specific to the Company’s two regulated utility subsidiaries. Certain other results of operations and information specific to Peoples Gas and North Shore Gas are also found in Item 1—Business—Gas Distribution Segment and in this Item 7 under Liquidity and Capital Resources.

Management’s discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes. Unless otherwise noted, earnings per share are presented on a diluted basis.

EXECUTIVE SUMMARY
Peoples Energy is a diversified energy company that conducts operations in four main business segments:

•	Gas Distribution
•	Oil and Gas Production
•	Energy Marketing
•	Energy Assets

The Gas Distribution segment has the most significant impact on the Company’s consolidated financial results. The remaining segments represent a portfolio of complementary energy businesses that the Company has developed to diversify the sources of consolidated operating income.

The regulated gas distribution utilities, with service territories in Chicago and its northern suburbs, form the core of Peoples Energy. Until recently they have generated reliable earnings near the rate of return on equity allowed by the Commission, approximately 11%, since 1994. Fiscal 2006 operating results reflect continued erosion in Gas Distribution segment results, including a $107.3 million pre-tax gas charge settlement, pursuant to Commission orders issued on March 28, 2006 that settled gas charge reconciliation proceedings for fiscal years 2001 through 2004. Our two natural gas utilities, Peoples Gas and North Shore Gas, have not increased their delivery rates in eleven years, during which time operating costs have increased and throughput has declined.

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

The diversified energy businesses use a low to moderate risk approach to develop assets and services that can provide long-term growth and supplement the base of utility earnings. Since 1998, the contribution of operating income from the Company’s diversified businesses has grown from an insignificant amount to $59.0 million (including $17.1 million in operating income from the discontinued operations of the power generation business) in fiscal 2006.

The Company announced in February 2006 its intention to exit the power generation business. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. On May 31, 2006, the Company completed the sale of its 27% interest in the SCEP facility to Exelon Generation Company, LLC. On September 20, 2006, the Company announced that it signed an agreement with J-POWER USA Development Co., Ltd. (J-Power) to sell its 50% interest in the Elwood power generation facility and its 100% interest in a fully-permitted power development site, the COB Energy Facility (COB), for $110 million, subject to certain closing adjustments. These sales will complete the divestiture of substantially all power assets owned by Peoples Energy. The Board of Directors of J-Power's parent company approved the transactions on

November 30, 2006. Financial results for power generation are now being reported by Peoples Energy as discontinued operations. Through Elwood and COB, the Company owned approximately 700 net Megawatts of power generation assets.

Merger. Pursuant to the definitive merger agreement entered into between Peoples Energy and WPS Resources on July 10, 2006, in August the companies jointly filed an application for approval of the merger with the Commission. Required regulatory approvals at the federal level, including those with the SEC, FERC, and Department of Justice, either have been or are expected to be received by December 31, 2006. Special shareholder meetings were held by both companies on December 6, 2006, to seek shareholder approval of the transaction. Shareholders of both WPS Resources and Peoples Energy approved the merger. The companies are targeting a closing date for the merger during the first calendar quarter of 2007. (See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the merger.)

Rate Case. The Company announced in September 2005 that Peoples Gas and North Shore Gas planned to file delivery rate increases with the Commission. However, those plans have been postponed to allow Peoples Energy and WPS Resources to focus on gaining approvals for the merger. The companies are seeking expedited consideration of the application for approval of the merger by the Commission. The application indicates that Peoples Gas and North Shore Gas will further postpone filing rate cases until early 2007, with new rates to take effect in 2008 due to the normal 11-month rate case process in Illinois.

Strategic Restructuring. In fiscal 2004 the Company took actions to improve the financial performance of its utilities by restructuring its utility and corporate support areas. The organizational restructuring targeted elimination of over 100 salaried positions, or about 10% of the Company’s nonunion workforce. Overall, about 300 employees accepted the voluntary severance offer that accompanied the restructuring. (See Note 4 of the Notes to Consolidated Financial Statements.)

Earnings Outlook. Due to the pending merger with WPS Resources, Peoples Energy is not providing a specific earnings outlook for fiscal 2007 at this time. However, the Company expects some improvement in earnings, excluding the impact of merger-related expenses, driven primarily by higher earnings from the Energy Marketing and Oil and Gas Production segments. Excluding the effects in fiscal 2006 of the gas charge settlement, Gas Distribution results are not likely to improve materially over fiscal 2006 absent increases in delivery rates, which are not expected before the second quarter of fiscal 2008.

Key planning assumptions utilized by the Company for fiscal 2007 include normal weather based on a 10-year average of 6,175 degree days (representing a change from the Company’s previous degree day planning assumption, which in fiscal 2006 utilized a 30-year average of 6,408 degree days), an average NYMEX gas price of $7.50 per MMbtu, a 2.25% utility bad debt rate, and higher expenses in the Gas Distribution and Corporate and Other segments. Capital expenditures are estimated at $250 million, with nearly half in the Gas Distribution segment and the remainder primarily in the Oil and Gas Production segment. No acquisitions have been budgeted in the Oil and Gas Production segment. Other assumptions include higher interest expense, a 35% effective tax rate, and slightly higher common shares outstanding.

Financial Results
Financial results for fiscal years 2006 and 2005 are summarized in the following table. Operating income for fiscal 2006 includes a $107.3 million pre-tax charge ($1.68 per share after tax) for settlement of utility gas charge proceedings for fiscal years 2001 through 2004, as well as related civil litigation, and $8.9 million of expenses (pre-tax) related to the Company’s recently announced proposed merger with WPS Resources. Results for fiscal 2005 include $13.1 million in pension charges (pre-tax) related to the Company’s 2004 organizational restructuring. Income from discontinued operations relates to the Company’s power generation business. Ongoing operating income (non-GAAP) and ongoing income from continuing operations (non-GAAP) are defined as GAAP operating income and GAAP income from continuing operations, respectively, adjusted to exclude the effects of the fiscal 2006 settlement charge, merger expenses, and last year’s restructuring charge. Management believes that such measures of ongoing results are useful for year-over-year comparisons since charges of this magnitude are infrequent and affect the comparability of operating results. Ongoing operating income and ongoing income from continuing operations are used internally to measure performance and in reports for management and the Company’s Board of Directors.

			Merger, Restructuring
	Ongoing		and Settlement		As Reported
(In Thousands, except per share amounts)	(non-GAAP)		Charges		(GAAP)
For Fiscal Years Ended September 30,	2006	2005	2006	2005	2006	2005
Operating Income (Loss):
Gas Distribution	$94,606	$137,335	$(107,330)	$-	$(12,724)	$137,335
Oil and Gas Production	31,097	16,853	-	-	31,097	16,853
Energy Marketing	8,959	13,471	-	-	8,959	13,471
Energy Assets	1,766	1,727	-	-	1,766	1,727
Corporate and Other	(18,368)	(6,828)	(8,944)	(13,141)	(27,312)	(19,969)
Total Operating Income (Loss)	$118,060	$162,558	$(116,274)	$(13,141)	$1,786	$149,417

Income (loss) from continuing operations	$44,206	$74,766	$(72,147)	$(7,918)	$(27,941)	$66,848
Income from discontinued operations,
net of income taxes					10,305	11,285
Net Income (Loss)					$(17,636)	$78,133

Per Diluted Share:
Income (loss) from continuing operations	$1.14	$1.96	$(1.87)	$(0.21)	$(0.73)	$1.75
Income from discontinued operations					0.27	0.30
Net Income (Loss)					$(0.46)	$2.05

Ongoing operating income for fiscal 2006 decreased $44.5 million, primarily driven by the following items:

•
Gas Distribution deliveries for the year declined an estimated 4% from the prior year due to customer conservation. In addition, fiscal 2006 utility deliveries were negatively impacted by 10% warmer than normal weather. Gas Distribution results were also negatively impacted by sharply higher operating expenses.

•
Pursuant to the amended gas charge settlement, Hub revenues for the Gas Distribution segment in fiscal 2006 are being recorded as a credit to customers’ gas charges, negatively impacting year-over-year comparisons by $10.7 million.

•
Oil and Gas Production volumes were up 2% for fiscal 2006 compared to a year ago. This improvement reflects strong performance of both existing and new wells and the impact of the Company’s fiscal 2006 Will-Drill acquisition, offset by the normal decline rate of existing production. Net realized prices increased sharply in fiscal 2006, partially offset by higher operating costs.

•
Energy Marketing results were negatively impacted by an unrealized loss of $17.6 million for the year due to LOCOM inventory adjustments and MTM accounting of energy contracts, the impact of which was magnified by a significant decline in the market price of natural gas during the latter half of September 2006. Approximately $15 million of the year-end impact from these adjustments is timing related and is expected to reverse over fiscal 2007.

•
Year-over-year comparisons were negatively impacted by a $6.8 million gain in last year’s fourth quarter associated with the sale by Trigen-Peoples District Energy (of which Peoples Energy owned a 50% interest) of its district heating and cooling plant in Chicago, which was reported in the Corporate and Other segment.

RESULTS OF OPERATIONS

Statement of Operations Variations
Fiscal 2006. The Company’s revenues and cost of energy sold increased $418.4 million and $398.9 million, respectively. The increases are due to the impact of higher commodity prices at the Gas Distribution and Energy

Marketing segments as well as a 2% year-over-year increase in average daily production volumes and higher net realized prices at the Oil and Gas Production segment. These increases were partially offset by the impacts on the Gas Distribution segment of warmer weather and an estimated 4% decrease in deliveries resulting from customer conservation. Revenue comparisons were also adversely impacted by the change in the regulatory treatment of Hub revenue in the Gas Distribution segment.

In fiscal 2006, the Company recorded a $107.3 million pretax charge related to a settlement of the Company's gas charge proceedings for fiscal years 2001 through 2004 approved by the Commission, as discussed in Notes 2C and 8A of the Notes to Consolidated Financial Statements. Also, the Company recorded $8.9 million of costs incurred in connection with the Merger. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Merger.

In fiscal 2005, the Company recorded $13.1 million in pension-related charges resulting from its organizational restructuring commenced in the fall of fiscal 2004 (as described in Note 4 of the Notes to the Consolidated Financial Statements).

Utility environmental costs increased $3.2 million for fiscal 2006 and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 7 of the Notes to Consolidated Financial Statement for further discussion). These costs are recovered through the utilities' rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Operation and maintenance expense, excluding the above-mentioned merger costs, environmental costs and restructuring-related pension charges, increased $31.0 million. Significant items to note in fiscal 2006 were:
•	Increased bad debt expense at the Gas Distribution segment of $6.5 million for fiscal 2006 due to high natural gas prices and their corresponding impact on revenues.
•	Increased pension expense at Corporate and the Gas Distribution segment totaling $9.9 million due to lower discount rates.
•	Increased direct labor costs at Corporate and the Gas Distribution segment totaling $4.6 million for fiscal 2006, primarily due to increases in wages and headcount.
•	Increased lease operating, exploration and general and administrative costs at the Oil and Gas Production segment totaling $7.5 million.
•	Rate case costs of $2.0 million expensed during fiscal 2006.

Other Variances for 2006.
•	DD&A increased $7.5 million in total and at the Oil and Gas Production segment increased $6.7 million, primarily due to the impacts of higher production and higher DD&A rates.
•
Taxes, other than income taxes, increased $16.7 million primarily due to higher revenue taxes ($13.9 million) in the Gas Distribution segment due to higher revenues. Revenue taxes are recovered through the utilities’ rate mechanism and a similar amount included in revenues; therefore, these costs do not affect operating income.

•
Equity investment income was $7.8 million in fiscal 2006 compared to $10.3 million in fiscal 2005. Fiscal 2006 results include the $7.8 million pretax gain associated with the first quarter sale of certain assets at the Company’s EnerVest Energy, L.P. (EnerVest) partnership. Fiscal 2005 results include a $6.8 million gain related to the fourth quarter sale of assets by the Company's equity investment, Trigen-Peoples District Energy (recorded in the Corporate and Other segment). Fiscal 2005 results also reflect a full year of equity investment income from both these investments.

•	Interest expense increased $11.0 million due primarily to higher interest rates, higher short-term borrowing balances, and an increase in gas costs refundable to customers through rate adjustments.
•
Income tax expense decreased $60.8 million primarily due to the charge for the amended settlement agreement related to the Company's gas charge proceedings and related tax benefit of $42.7 million. The effective tax rate on fiscal 2006 ongoing income (non-GAAP), excluding the impact of the gas charge settlement and merger costs) was about 32%, down from 36% last year, due to the impact of lower income before taxes and federal Medicare subsidies excludable from taxable income.

•
Pre-tax income from discontinued operations totaled $17.1 million for fiscal 2006 compared to $18.7 million in fiscal 2005. Fiscal 2006 results included a $4.1 million pre-tax gain from the sale of SCEP, a $1.8 million pre-tax loss from the sale of the Valencia development site, and lower depreciation expense at Elwood. Fiscal 2005 results reflect a full year of SCEP equity investment income.

Fiscal 2005. The Company’s revenues and cost of energy sold increased $339.4 million and $337.6 million, respectively, in fiscal 2005 compared to fiscal 2004. The increases are due to higher commodity prices in the Gas Distribution segment and increased sales volumes in the Energy Marketing segment, partially offset by a 5.1% decrease in Gas Distribution deliveries resulting from warmer weather and ongoing conservation measures by utility customers. In addition, average daily production volumes at the Oil and Gas Production segment were down 12% compared to the prior year due to well performance, rig availability, and other timing delays.

The Company recorded $13.1 million in pension-related charges in fiscal 2005 resulting from its organizational restructuring commenced in 2004, compared to $17.0 million in restructuring costs recorded in fiscal 2004 (as described in Note 4 of the Notes to Consolidated Financial Statements).

Utility environmental costs increased $13.1 million and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas.

Operation and maintenance expense, excluding the above-mentioned environmental costs and restructuring-related pension charges, decreased $3.3 million. Significant items to note in fiscal 2005 were:
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

Other Variances for 2005.
•
DD&A decreased $8.1 million mainly due to the $6.6 million impact of the approval by the Commission in April 2005 of new depreciation rates that reflect longer useful lives on utility plant (Commission Depreciation Order). The Oil and Gas Production segment also had lower DD&A expense ($1.6 million) in fiscal 2005.

•	Taxes, other than income taxes, increased $14.3 million primarily due to higher revenue taxes in the Gas Distribution segment.
•	Equity investment income increased $5.9 million primarily due to the $6.8 million gain related to the sale of assets by the Company's equity investment, Trigen-Peoples District Energy.
•	Interest expense increased $2.2 million due primarily to higher interest rates.
•
Income tax expense increased $3.9 million as tax expense in fiscal 2004 was positively impacted by several items, including adjustments to accrued income taxes based on updated estimates of income tax liabilities and tax legislation which resulted in the Company realizing tax benefits from dividends reinvested in Peoples Energy stock under the Company's Employee Stock Ownership Plan.

•
Income from discontinued operations, net of taxes, increased $4.5 million primarily due to the results of the Energy Assets segment’s Elwood facility, which included the Company’s portion ($4.1 million) of a reduction in prior and current period expenses, primarily depreciation on generating equipment.

Segment Discussion
A summary of the Company’s operating income by segment, income from discontinued operations, and variations between periods, is presented below.

	For Fiscal Years Ended
	September 30,			Increase/(Decrease)
(In Thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Operating income:
Gas Distribution	$(12,724)	$137,335	$141,158	$(150,059)	$(3,823)
Oil and Gas Production	31,097	16,853	41,537	14,244	(24,684)
Energy Marketing	8,959	13,471	9,879	(4,512)	3,592
Energy Assets	1,766	1,727	1,575	39	152
Corporate and Other	(27,312)	(19,969)	(41,120)	(7,343)	21,151
Total operating income	$1,786	$149,417	$153,029	$(147,631)	$(3,612)

Income from discontinued operations:
Energy Assets- Power generation	$17,133	$18,760	$11,353	$(1,627)	$7,407
Corporate and Other	(31)	(31)	(31)	-	-
Less: income tax expense	6,797	7,444	4,500	(647)	2,944

Income from discontinued operations	$10,305	$11,285	$6,822	$(980)	$4,463

Gas Distribution Segment. Revenues of Peoples Gas and North Shore Gas are directly impacted by fluctuations in weather because both companies have a large number of heating customers. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

Revenues of Peoples Gas and North Shore Gas are also affected by changes in the unit cost of the utilities’ gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a steady gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities’ tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2K of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts, customer demand and working capital needs.

Fiscal 2006 revenues for the Gas Distribution segment increased $233.2 million over 2005, primarily due to the impact of changes in commodity prices (an increase of $317 million) that are recovered on a dollar-for-dollar basis. This impact was partially offset by decreases in deliveries due to warmer weather ($21 million), lower weather-normalized demand ($98 million) and by the impact of the change in the regulatory treatment of Hub revenues ($10.7 million) due to the amended settlement agreement. Operating income for fiscal 2006 decreased $150.1 million reflecting the impact of the amended settlement agreement. The $107.3 million in settlement charges recorded in fiscal 2006 and the $13.3 million liability recognized in prior periods reflect the following settlement amounts: $100 million in refunds to customers; $5 million related to the payment to the City and the AG pursuant to the settlement agreement; $10.7 million to reflect a change in regulatory treatment for fiscal 2005 Hub revenues; and an estimated $5 million net increase in bad debt expense primarily related to the termination of collection activities on approximately $207 million of bad debt written off during fiscal years 2000-2005.

For fiscal 2006, ongoing (non-GAAP) operating income was $94.6 million compared to $137.3 million last year. The decrease was due primarily to the impact of lower gas deliveries ($10.7 million), including an estimated 4% decline in weather normalized demand due to the impact of customer conservation, a weather insurance recovery recorded in fiscal 2005 ($3.5 million), the change in treatment of 2006 Hub revenues ($10.7 million), and higher operating expenses ($18.3 million). Weather for fiscal 2006 was 89 degree days or 2% warmer than last year. The increase in operating costs primarily reflected higher pension expenses ($7.7 million), labor-related expenses

($2.1 million), rate case costs ($2.0 million) and higher bad debt expense. Bad debt increased $6.5 million due to high natural gas prices and their corresponding impact on revenues. The bad debt accrual rate remained unchanged at approximately 2.25% of revenue.

Fiscal 2005 revenues increased $186.6 million compared to fiscal 2004, primarily due to the impact on revenues of higher commodity prices ($221 million) that are recovered on a dollar-for-dollar basis. Partially offsetting this effect were decreases in deliveries due primarily to warmer weather ($31 million). Weather was 4% warmer compared to fiscal 2004. Operating income decreased $3.8 million compared with the previous year due to the effects of warmer weather ($5 million), lower weather-normalized deliveries ($8 million), higher outside services expense ($3.0 million), the 2004 insurance recovery ($2.5 million) related to mercury cleanup costs incurred in prior years and increases in numerous other nonlabor expenses aggregating $11.3 million. Partially offsetting these negative variations are the effect of the fiscal 2004 accounts receivable adjustment ($6.9 million), decreased direct labor costs related to the organizational restructuring ($9.6 million), reduced depreciation expense ($6.6 million) as a result of the Commission Depreciation Order, and increased hub operating income ($2.2 million).

The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	For Fiscal Years Ended			Increase/(Decrease)
Margin Data	September 30,			Fiscal 2006 vs.	Fiscal 2005 vs.
(In Thousands)	2006	2005	2004	Fiscal 2005	Fiscal 2004
Gas Distribution revenues:
Sales
Residential	$1,485,753	$1,290,716	$1,148,499	$195,037	$142,217
Commercial	242,196	209,712	184,756	32,484	24,956
Industrial	41,575	36,368	30,324	5,207	6,044
Total sales	1,769,524	1,536,796	1,363,579	232,728	173,217
Transportation
Residential	35,156	32,360	32,354	2,796	6
Commercial	50,544	48,719	47,285	1,825	1,434
Industrial	18,828	19,880	19,437	(1,052)	443
Contract pooling	29,448	20,694	15,372	8,754	5,322
Total transportation	133,976	121,653	114,448	12,323	7,205
Total Hub revenues	-	10,662	7,620	(10,662)	3,042
Other Gas Distribution revenues	18,380	19,563	16,436	(1,183)	3,127
Total Gas Distribution revenues	1,921,880	1,688,674	1,502,083	233,206	186,591
Less: Gas costs	1,272,633	1,034,376	868,518	238,257	165,858
Gross margin	649,247	654,298	633,565	(5,051)	20,733
Less: Revenue taxes and surcharges	164,273	150,325	138,841	13,948	11,484
Environmental costs recovered	33,654	30,437	17,384	3,217	13,053
Net margin (1)	$451,320	$473,536	$477,340	$(22,216)	$(3,804)
Gas Distribution deliveries (MDth):
Gas sales
Residential	103,656	110,429	116,939	(6,773)	(6,510)
Commercial	18,210	19,349	20,303	(1,139)	(954)
Industrial	3,293	3,607	3,597	(314)	10
Total gas sales	125,159	133,385	140,839	(8,226)	(7,454)
Transportation
Residential	19,504	19,927	21,061	(423)	(1,134)
Commercial	42,474	41,239	43,646	1,235	(2,407)
Industrial	21,146	23,131	23,756	(1,985)	(625)
Total transportation	83,124	84,297	88,463	(1,173)	(4,166)
Total Gas Distribution deliveries	208,283	217,682	229,302	(9,399)	(11,620)
Total Hub volumes	-	22,784	19,381	(22,784)	3,403
Gross margin per Dth delivered (3)	$3.12	$2.96	$2.73	$0.16	$0.23
Net margin per Dth delivered (3)	$2.17	$2.13	$2.05	$0.04	$0.08
Average cost per Dth of gas sold	$10.17	$7.75	$6.17	$2.42	$1.58
Actual heating degree days	5,775	5,864	6,091	(89)	(227)
Normal heating degree days (2)	6,408	6,427	6,427
Actual heating degree days as a percent
of normal (actual/normal)	90	91	95

(1)
As used above, net margin is not a financial measure computed under GAAP but represents an operating performance measure. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2)
Normal heating degree days for fiscal 2004 and 2005 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999. Normal heating degree days for fiscal 2006 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1975-2004.

(3)	Margin per Dth is based upon gas distribution and transportation activity and excludes the impact of hub revenues and hub volumes.

Oil and Gas Production Segment. Revenues and operating income for fiscal 2006 increased $26.1 million and $14.2 million, respectively, compared with the same period last year. The increase in revenue is due primarily to higher net realized commodity prices as older hedge positions continued to roll off and a 2% increase in equivalent average daily production. The improvement in production from a year ago reflects the results of the Company’s 2006 drilling program and the impact of the February 2006 acquisition of properties from Will-Drill Resources, Inc. (Will-Drill), partially offset by the normal decline of existing production. Fiscal 2006 operating income results benefited from significantly higher net realized prices due to a lower percentage of gas volumes hedged (71% compared to nearly 100% a year ago), a small increase in production, and higher results from the Company’s EnerVest partnership, which benefited from a $7.8 million pretax gain associated with the sale of assets. Last year’s net realized price was negatively impacted by an $8.4 million hedge ineffectiveness charge resulting from wider than normal differentials between NYMEX and wellhead prices primarily due to the impact of hurricanes Katrina and Rita. The improvements in production and realized commodity prices were partially offset by higher operating costs ($17.3 million), most notably higher general and administrative expense ($6.0 million) and depletion expenses ($6.7 million). In fiscal 2006, the Company drilled 58 wells (11 related to the Will-Drill acquisition) with a success rate of 93%.

Fiscal 2005 revenues and operating income decreased $23.2 million and $24.7 million, respectively, compared with fiscal 2004 due mainly to lower production volumes and oil and gas hedge ineffectiveness ($8.4 million). Hedge ineffectiveness was primarily due to the impact of hurricanes Katrina and Rita on the price differentials between NYMEX and field prices. On an equivalent basis, average daily production volumes declined 12% compared to the prior year due to well performance, rig availability, and other timing delays. Increases in lease operating expense ($3.7 million) and lower equity investment income from the Company’s investment in EnerVest ($1.3 million), higher production taxes (associated with higher wellhead gas prices) and administrative costs ($1.5 million) also reduced operating income comparisons to fiscal 2004. These negative impacts on operating income were partially offset by lower DD&A expense ($1.6 million) and lower exploration expense ($5.1 million) compared to the previous year.

The following table summarizes hedges in place as of October 1, 2007 for the Oil and Gas Production segment.

Fiscal 2007
Gas hedges in place (MMbtus)	12,705,000
Gas hedges as a percent of estimated fiscal production	50%
Percent of gas hedges that are swaps	63%
Average swap price ($/MMbtu)	$5.37
Percent of gas hedges that are no-cost collars	37%
Weighted-average floor price ($/MMbtu)	$5.62
Weighted-average ceiling price ($/MMbtu)	$6.72
Oil hedges in place (MBbls)	182
Oil hedges as a percent of estimated fiscal production	63%
Average hedge price ($/Bbl)	$37.50

The following table summarizes operating statistics from the Oil and Gas Production segment.

	For Fiscal Years Ended September 30,
	2006	2005	2004
Total production—gas equivalent (MMcfe)	24,712	24,319	27,853
Daily average gas production (MMcfd)	61.9	59.6	67.0
Daily average oil production (MBd)	1.0	1.2	1.5
Daily average production—gas equivalent (MMcfed)	67.7	66.6	76.1
Gas production as a percentage of total production	91%	90%	88%
Percent of production hedged during the period—gas	71%	98%	94%
Percent of production hedged during the period—oil	85%	99%	77%
Net realized gas price received ($/Mcf)	$5.28	$4.15	$4.44
Net realized oil price received ($/Bbl)	$24.62	$24.10	$26.85
DD&A rate ($/Mcfe)	$2.11	$1.87	$1.69
Average lease operating expense ($/Mcfe)	$0.72	$0.70	$0.48
Average production taxes ($/Mcfe)	$0.57	$0.50	$0.34

Due to higher market prices and lower hedge percentages, net realized prices increased in fiscal 2006. The increase in the 2006 DD&A rate was caused by production mix and the addition of unproven capital and costs associated with the development of both proven and unproven reserves.

On February 23, 2006 the Company announced that it had acquired certain oil and gas properties in eastern Texas, northern Louisiana and Mississippi from Will-Drill for approximately $139 million. The acquired properties, virtually all of which are now operated by the Company, consist of approximately 60,000 gross acres in 33 fields in the heart of the Cotton Valley / Travis Peak (Hosston) gas trend. The acquisition initially added approximately 7.5 MMcfed to existing production and an estimated 59 Bcfe of proven reserves. Approximately 47% of the acquired reserves are developed. The Will-Drill acquisition added 4.8 MMcfed to the annual average production. The Company expects to spend approximately $60 million of drilling capital on the acquired properties in fiscal 2007.

During April 2005, the Company acquired properties in South Texas for approximately $6 million. Although there was minimal production at the time of acquisition, these properties are providing current and future drilling opportunities.

On July 30, 2004, the Company acquired certain oil and gas properties in eastern Texas from a private entity for approximately $10 million. Initial development of the acquired reserves began in fiscal 2005 with capital spending on these properties totaling $19.8 million. The acquired properties, which are operated by the Company, are located in close proximity to the existing Peoples Energy Production holdings in eastern Texas. On December 31, 2003, the Company acquired, through a series of transactions, certain oil and gas properties located in Texas for approximately $33.1 million. The acquired reserves, 88% of which are natural gas, contributed approximately 3.3 MMcfe per day of production to the Company’s fiscal 2004 production. The majority of the acquired properties are located adjacent to or in close proximity to existing holdings of the Company, and each of the acquired properties is operated by the Company.

Energy Marketing Segment. Revenues for fiscal 2006 increased $155.2 million, primarily due to higher commodity prices, partially offset by a decline in gas volumes sold. Operating income for fiscal 2006 was $9.0 million compared to $13.5 million in fiscal 2005. Energy Marketing’s margins can be volatile and are small in relation to the market value of the commodity. As a result, revenue statistics are not necessarily indicative of Energy Marketing operating income results. Retail results declined from a year ago due primarily to LOCOM and MTM accounting adjustments of energy contracts, the impact of which was magnified by a significant decline in the market price of natural gas during the latter half of September 2006, as well as higher operating expenses, partially due to higher sales and marketing expenses associated with customer growth. Lower retail results were partially offset by higher wholesale marketing results, reflecting additional pipeline and storage capacity under contract and the positive impact of price volatility and spreads on storage and transportation optimization strategies, partially offset by LOCOM adjustments and MTM accounting. For the year, the number of retail customers increased approximately 60% from a year ago, to almost 41,000, as Energy Marketing expanded its customer base in Michigan and Ohio. Retail gas deliveries declined slightly to 48 Bcf, while electric deliveries increased 24% to 1.7 million Mwh from 1.4 million Mwh a year ago. LOCOM inventory loss adjustments ($16.3 million), fair value hedge accounting losses ($3.2 million), ineffectiveness gains ($0.6 million) and MTM accounting gains ($1.3 million) resulted in an unrealized loss for the Energy Marketing segment of $17.6 million for fiscal 2006. This net unrealized loss includes both MTM activity of hedges for settlement in future periods and settled within the current period, as well as LOCOM inventory loss adjustments that are expected to reverse when the gas inventory is sold pursuant to existing contracts. Approximately $15 million of the year-end impact (net) is expected to reverse over the course of the next fiscal year and relates primarily to the LOCOM adjustment of $16.3 million. The earnings variability resulting from accounting timing can be significant from period to period, even when the underlying economic position is unchanged.

The Company uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value hedge accounting, which Energy Marketing is using for certain storage activity, the MTM adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period.

Revenues for fiscal 2005 increased $173.7 million primarily due to higher retail and wholesale commodity prices and volumes. Operating income improved $3.6 million, driven by higher retail margins, higher load and lower operating costs, partially offset by a $3.3 million MTM loss related to the application of fair value hedge accounting to certain storage inventory transactions.

The following table summarizes operating statistics for the Energy Marketing segment.

	For Fiscal Years Ended September 30,
(In Thousands, Except Customers)	2006	2005	2004
Wholesale gas volumes sold (MDth)	48,160	56,391	52,815
Retail gas volumes sold (Dth)	48,289	49,923	47,965
Number of retail gas customers	37,084	23,389	24,744
Retail electric volumes sold (Mwh)	1,727	1,397	1,113
Number of electric customers	3,380	2,268	1,901

Energy Assets Segment. All financial results relating to power generation formerly included in this business segment are now reported as discontinued operations, including prior year results. Operating income for the Energy Assets segment reflects the Company’s natural gas liquids (NGL) peaking facility, a 40 mile refinery gas pipeline, 250 acres of land and related facilities, and certain limited business development expenses related to ongoing asset investment opportunities.

Revenues for fiscal 2006 increased $4.1 million, primarily due to higher commodity prices and increased volumes associated with activity at the Company’s propane-based peaking facility. Fiscal 2006 operating income of $1.8 million was flat compared to fiscal 2005.

Discontinued Operations. The Company announced in February 2006 its intention to exit the power generation business. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. On May 31, 2006, the Company completed the sale of its 27% interest in the SCEP facility to Exelon Generation Company, LLC. On September 20, 2006, the Company announced that it signed an agreement with J-Power to sell its 50% interest in the Elwood power generation facility and its 100% interest in a fully-permitted power development site, the COB Energy Facility (COB), for $110 million, subject to certain closing adjustments. These sales will complete the divestiture of substantially all power assets owned by Peoples Energy. The Board of Directors of J-Power's parent company approved the transactions on November 30, 2006. Financial results for power generation are now being reported by Peoples Energy as discontinued operations. Through Elwood and COB, the Company owned approximately 700 net Megawatts of power generation assets.

Fiscal 2006 income from discontinued operations for the Energy Assets segment decreased $1.6 million (before taxes) due to the absence of equity investment income from SCEP and the $1.8 million loss on the sale of the Valencia development site, partially offset by the $4.1 million gain on the sale of SCEP. Amortization of capitalized interest related to the construction of the Elwood power generation facility was formerly included in the Corporate and Other segment.

Fiscal 2005 income from discontinued operations for the Energy Assets segment increased $7.4 million (before taxes) from the prior year largely as a result of lower depreciation expense impact on equity investment income for the Elwood facility and lower other expenses. In connection with its fiscal 2004 year-end audit, the Elwood partnership determined that depreciation expense related to current and prior periods should be adjusted, primarily to recognize greater salvage value of its generating equipment. This adjustment positively impacted fiscal 2005 results by $4.1 million, of which $2.2 million related to prior periods.

The electric capacity of Elwood Energy LLC (Elwood) has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc. (Aquila). Effective December 31, 2004, the contract with Engage terminated and the related electric capacity is being purchased by Exelon. On June 15, 2006, Aquila assigned its Elwood power sales agreement to Constellation Energy Commodities Group, Inc, a subsidiary of Constellation Energy Group, Inc. In August 2006, S&P and Moody’s ratings on Elwood’s bonds were upgraded to BB- and Ba1, respectively, with a stable outlook.

Corporate and Other Segment. The operating loss for fiscal 2006 increased $7.3 million and includes $8.9 of merger-related expenses. Results for fiscal 2005 included $13.1 million in restructuring charges. Absent these costs, corporate and other expenses increased $11.5 million due primarily to a $6.8 million gain in fiscal 2005 associated with the sale of certain assets by Trigen-Peoples District Energy (of which Peoples Energy owned a 50% interest) and higher legal ($2.4 million) and incentive benefit expenses ($3.4 million).

The operating loss for fiscal 2005 decreased $21.2 million primarily due to direct labor savings of $6.8 million as a result of the restructuring, the $6.8 million gain resulting from the sale of the Trigen-Peoples’ district heating and cooling plant, and a $3.9 million decrease in costs resulting from the 2004 organizational restructuring.

Critical Accounting Policies
In preparing the Company’s financial statements using GAAP, management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those that are important to the representation of the Company’s financial condition and results of operations. They require management’s most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. The Company discusses its critical accounting policies, as well as other accounting policies, with senior members of management and the Audit Committee, as appropriate. There were no material changes in the application of each of the critical accounting policies listed below during fiscal 2006. (See Note 2O of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.)

Regulated Operations. Due to the regulation of the Company’s utility subsidiaries, certain transactions are recorded based on the accounting prescribed in SFAS No. 71. Regulatory assets represent probable future revenue associated with certain incurred costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenue or refunds to customers. Accordingly, actions of the Commission could have an effect on the amount recovered from or refunded to customers. Any differences between recoverable and refundable amounts and the amounts deferred would be recorded as income or expense at the time of any Commission action (see Notes 2C and 8 of the Notes to the Consolidated Financial Statements for a discussion of the gas charge settlement). If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continued through rates established and collected for the remaining regulated operations. No such change is foreseen by management. (See Note 2K of the Notes to Consolidated Financial Statements for a summary of regulatory assets and liabilities recorded under this policy.)

Environmental Activities Relating to Former Manufactured Gas Operations. The Company’s utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (manufactured gas sites). The utility subsidiaries are accruing and deferring the costs they incur in connection with environmental activities at the manufactured gas sites pending recovery through rates or from other entities. The amounts deferred include costs incurred but not yet recovered through rates and management’s best estimates of the costs that the utilities will incur in investigating and remediating the manufactured gas sites. Management’s estimates are based upon a probabilistic model and an ongoing review by management of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other PRPs. (See Notes 2K and 7 of the Notes to Consolidated Financial Statements for deferred environmental costs recorded as regulatory assets and a discussion of environmental matters.)

Retirement and Postretirement Benefits. The calculation of pension expense relies on actuarial assumptions including discount rate, long-term rate of return on assets and assumed future increases in compensation. These assumptions are determined annually and changes to the assumptions can have a material effect on the amounts recorded from year to year. The Company bases its discount rate assumption on yields of high quality long-term, fixed-income bonds. A decrease in the assumed discount rate of 25 basis points would have increased fiscal 2006 pension expense by $1.3 million.

Additionally, when an employee retires and takes his/her retirement benefit as a lump sum, a settlement amount under SFAS No. 88 is calculated representing a portion of unrecognized gains and losses. The Company has chosen to record this amount in the current period instead of amortizing the difference over the expected average service life of the remaining participants. Both methods are acceptable under GAAP. Therefore, the timing of retirements can have an effect on the amount recorded in any given year. (See Note 11 of the Notes to Consolidated Financial Statements for current year assumptions.)

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. Through the use of an independent actuary, the Company accrues the expected costs of such benefits during a portion of the employees’ years of service. This accrual is based on assumptions regarding discount rates, rate of return on assets and health care cost trend rates. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2006, by $12.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $2.1 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2006, by $11.2 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.7 million annually. A decrease in the assumed discount rate of 25 basis points would have increased postretirement benefit cost expense by $0.4 million. (See Note 11 of the Notes to Consolidated Financial Statements for current year assumptions.)

Derivative Instruments and Hedging Activities. The Company enters into financial derivative contracts to hedge price risk on natural gas and oil purchases and sales. For each contract, management must determine whether the underlying transaction qualifies as a hedge under derivative accounting rules prescribed in SFAS No.

133. If contracts do qualify as hedges, they have the effect of reducing, but not completely eliminating, volatility in earnings. For contracts not qualifying as hedges, the change in the fair value of these contracts is recorded in income monthly and results in potentially significant impacts, both positive and negative. Additionally, due to the nature of the Company’s businesses, many of the Company’s contracts for physical purchases and sales of gas, oil or power meet the definition of a derivative, but are exempt from derivative accounting requirements under the normal purchases and sales exemption. Under this exemption, if the transactions are clearly intended to meet the requirements of customers, MTM accounting is not required. Management judgment is required to make this determination. The application of hedge accounting and the normal purchase and sales exemption is also subject to contemporaneous documentation requirements under SFAS No. 133. The Company also manages its levels of floating and fixed rate interest payments within a specified range through the use of derivative financial instruments. (See Note 2L of the Notes to Consolidated Financial Statements for further discussion of the Company’s cash flow and fair value hedging strategies and the MTM derivative instruments.)

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

Depreciation, depletion and amortization. The Company’s provision for depreciation at Peoples Gas and North Shore Gas substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is recorded as depreciation expense in the month incurred. The depreciation rates of Peoples Gas and North Shore Gas are subject to periodic review by the Commission, which approves the depreciation rates used for rate-making purposes. Diversified businesses’ depreciable properties, other than oil and gas producing properties, are amortized over their estimated useful lives.

In the case of oil and gas producing properties, the Company is amortizing associated capitalized costs by utilizing the successful efforts method of accounting on the units-of-production method based on estimated proved oil and gas reserves. The successful efforts method provides for properties to be aggregated into cost centers, or “pools”, with depreciation, depletion and amortization calculated on a pool- by- pool basis. These pools are comprised of properties in an area that share the same general geological characteristics. Unit of production amortization rates and the aggregation of properties into pools are reviewed at least once a year or whenever there is an indication of the need for revision. Those revisions are accounted for prospectively as changes in accounting estimates. Acquisition costs are amortized over total proved reserves. Development costs are amortized over total proved developed reserves. Costs to be amortized include all capitalized costs (less accumulated amortization) and estimated dismantlement and abandonment costs, net of estimated salvage. The cost of investments in unproved properties and major development projects are excluded from the amortization base. These costs and resulting proved reserves are transferred into the amortization base or expensed at the point when a determination can be made about the project’s success. (See Note 19 of the Notes to Consolidated Financial Statements for supplemental disclosures of the Company’s Oil and Gas Production segment.)

Recent Accounting Pronouncements
See Note 2O of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

	For Fiscal Years Ended September 30,
(In Thousands)	2006	2005	2004
Net cash provided by operating activities	$131,162	$282,152	$202,292
Net cash used in investing activities	$(340,265)	$(156,190)	$(164,763)
Net cash provided by (used in) financing activities	$233,032	$(115,004)	$(43,949)

Cash provided by operating activities for fiscal 2006 decreased as compared to fiscal 2005, primarily due to the decrease in net income resulting from the impact of the gas charge settlement refund (see Note 8 of the Notes to Consolidated Financial Statements) and other factors described above under “Results of Operations,” partially offset by favorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets, gas in storage and deposits with broker or trustee exclude certain noncash transactions (primarily the effects of MTM accounting). Changes in gas in storage reflect lower-of-cost-or-market adjustments. Additionally, balance sheet changes in intercompany assets/liabilities of Peoples Gas and North Shore Gas exclude the noncash effects of derivative activity conducted on their behalf by Peoples Energy. Net cash used in investing activities increased as a result of an increase in capital spending, primarily in the Oil and Gas Production segment. On February 23, 2006, the Company announced that it had acquired certain oil and gas properties in eastern Texas, northern Louisiana and Mississippi from Will-Drill for approximately $139 million. Increases in the return of capital from the Company's equity method investments, primarily related to the sale of properties by the EnerVest partnership and the Trigen-Peoples partnership, as well as through the sale of the Company’s interest in the SCEP facility which resulted in proceeds of approximately $47 million, were largely offset by an increase in deposits associated with the Company’s commodity hedging activities. Net cash provided by financing activities increased primarily due to additional commercial paper borrowing ($301.6 million) in fiscal 2006, partially related to the Oil and Gas Production segment acquisition, compared to commercial paper retirement ($47.5 million) in fiscal 2005.

Cash provided by operating activities for fiscal 2005 increased due to favorable net changes in working capital. Net cash used in investing activities in fiscal 2005 decreased compared to 2004 as a result of decreased capital spending primarily in the Oil and Gas Production segment offset by an increase in deposits associated with the Company's commodity hedging activities driven by price declines and ratings downgrades on Company long-term debt. The increase in net cash used in financing activities in fiscal 2005 compared to 2004 was primarily due to increased retirements of commercial paper, lower amounts of debt issued (net of retirements) and to lower amounts of common stock issued under the continuous equity program and the LTIC Plan in fiscal 2005 compared to fiscal 2004.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations below for more detail.

Balance Sheet Variations
Total assets at September 30, 2006, increased $284.6 million as compared to September 30, 2005, due to additional capital investment in the Oil and Gas Production segment resulting from the Will-Drill acquisition, increases in current regulatory assets related primarily to MTM accounting for the utility gas costs hedging program, and increases in noncurrent regulatory assets and capital investments in the Gas Distribution segment resulting from the recognition of asset retirement obligations required under FIN 47. These increases were partially offset by decreases in derivative assets that are marked-to-market and largely relate to utility hedge activity. The decrease in derivative assets reflects price declines during fiscal 2006 relative to utility supply contracts (long positions). Current liabilities increased due to additional levels of commercial paper outstanding (primarily due to the oil and gas properties acquisition) and an increase in gas costs refundable through rate adjustments, partially offset by a decrease in accrued taxes due to lower taxable income and by a decrease in regulatory liabilities largely corresponding with the above decrease in derivative assets that are marked-to-market.

Settlement of these assets is included as an adjustment to gas costs included in customer bills. Deferred credits and other liabilities increased due to the recognition of asset retirement obligations required under FIN 47. The increase in the Company's capitalization was the result of the combined decrease in the accumulated other comprehensive loss and increase in common stock (primarily issued through the Direct Purchase and Investment Plan and the LTIC Plans), partially offset by the reduction in retained earnings, due primarily to the $64.7 million after tax charge related to the gas charge settlement and dividend payments of $83.7 million. The decrease in the accumulated other comprehensive loss reflects both price declines related to short position derivatives accounted for as cash flow hedges at the Company's Oil and Gas Production and Energy Marketing segments and a net decrease in derivative positions at the Oil and Gas Production segment.

Financial Sources
The Company and Peoples Gas have access to outside capital markets, commercial paper markets and internal sources of funds that together provide sufficient resources to meet their working capital and long-term capital requirements. North Shore Gas has access to outside capital markets to meet long-term capital requirements and uses internal sources of funds and loans from the Company and Peoples Gas to meet working capital needs. Changes that could materially alter its liquidity position include the effect of high gas prices on utility working capital and on hedge-related margin requirements for the upcoming heating season.

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

In addition to cash generated internally by operations, as of September 30, 2006, the Company and its subsidiaries had committed credit facilities of $650 million (Peoples Energy, $400 million; Peoples Gas, $250 million). These facilities primarily support the Company’s and Peoples Gas’ ability to borrow using commercial paper. As of September 30, 2006, $89.6 million of Peoples Energy’s $400 million line and all of Peoples Gas’ $250 million facilities were available. The Peoples Energy $400 million credit agreement expires in June 2011, and the Peoples Gas $250 million credit agreement expires in July 2010. The long-term credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. North Shore Gas intends to meet its future short term borrowing requirements through loans from Peoples Energy or Peoples Gas.

The Company’s and Peoples Gas’ credit facilities generally contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company’s consolidated debt-to-total capital ratio, excluding the impact of accumulated other comprehensive income (AOCI), exceeds 65%. At September 30, 2006, the Company’s total debt was 59% of total debt plus equity (58% excluding AOCI), up from 53% a year ago due primarily to the impacts of the settlement charge and the Will-Drill oil and gas acquisition. Anticipated proceeds from the sale of the Company’s remaining power generation assets by calendar year end will be used to reduce short-term borrowing. The current debt-to-total capital ratio for Peoples Gas is 44% (44% excluding AOCI). Management does not expect the gas reconciliation settlement to have a material adverse affect on the Company's liquidity or its ability to fund its strategic initiatives and capital expenditures.

In addition to the committed credit facilities discussed above, the Company has uncommitted lines of credit and letters of credit backup of $25.0 million, of which $2.0 million was used for letters of credit backup and $23.0 million was unused as of September 30, 2006. Peoples Gas and North Shore have the ability to loan up to

$50 million between the two utilities and to borrow up to $150 million and $50 million, respectively, from Peoples Energy. As of September 30, 2006, there were no loans from Peoples Energy to Peoples Gas or North Shore Gas. As of September 30, 2006, there were no loans between Peoples Gas and North Shore Gas.

The current credit ratings for the Company, Peoples Gas and North Shore Gas are summarized in the table below.

	Corporate Credit Rating	Company Senior Unsecured Debt	Peoples Gas/ North Shore Gas Senior Secured Debt	Company Commercial Paper	Peoples Gas Commercial Paper
Moody's	n/a	Baa2	A1	P-2	P-1
Standard and Poor’s	A-	BBB+	A-	A-2	A-2

Moody’s describes double-A rated debt (Aa1, Aa2 and Aa3) as high-grade and single-A rated debt (A1, A2 and A3) as upper-medium grade. S&P describes A-rated debt (A+, A and A-) as strong and triple-B rated debt (BBB+, BBB and BBB-) as adequate. The lowest investment grade credit ratings for Moody’s is Baa3 and for S&P is BBB-. Thus, both credit rating agencies give the Company, Peoples Gas and North Shore Gas investment grade ratings.

Regarding short-term ratings applicable to commercial paper, Moody’s describes the P-1 rating as indicating a superior repayment ability and P-2 as indicating a strong repayment ability. S&P describes an A-2 rating as satisfactory.

Changes in Credit Lines and Debt Securities
On October 20, 2006, the Company entered into (1) a $25 million revolving credit agreement with ABN AMRO Bank, N.V.; (2) a $25 million revolving credit agreement with Bank of America, N.A.; and (3) a $25 million revolving credit agreement with JPMorgan Chase Bank to provide for potential seasonal liquidity needs. Each credit agreement is effective from October 20, 2006 through the earlier of (i) March 31, 2007 or (ii) the consummation of the merger between a subsidiary of WPS Resources Corporation and Peoples Energy. Funds may be used for general corporate purposes and commercial paper back-up.

On June 13, 2006, the Company and various institutions entered into a $400 million 5-year syndicated revolving credit agreement. The credit agreement is effective through June 13, 2011 and funds may be used for general corporate purposes. The credit agreement supports the Company's commercial paper borrowing program. This credit agreement replaces the previous $225 million credit facility dated March 8, 2004 that was scheduled to expire in March 2007.

On July 12, 2005, Peoples Gas entered into a 5-year syndicated revolving credit agreement with eleven financial institutions that provides backup for Peoples Gas’ seasonal commercial paper borrowing program. The maximum amount that may be borrowed under the credit agreement is $250 million. This replaces the previous $200 million credit facility that was scheduled to expire in August 2005.

During fiscal 2005 the Company refinanced $50 million of Peoples Gas debt. (See Note 14A of the Notes to Consolidated Financial Statements for details of fiscal 2005’s refinancing activity.)

Changes in Equity Securities
The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or “at-the-market” offerings. As of September 30, 2006, a total of 1,235,700 shares of common stock had been issued through the continuous equity offering. In fiscal 2004, 377,400 shares were issued, resulting in proceeds of $15.5 million, net of issuance costs. During fiscal 2005 and 2006 and through the date of filing the Company’s Form 10-K with the SEC, the Company has not issued any additional shares under this registration statement. However, the Company did issue common stock through its LTIC Plan, Direct Purchase and Investment Plan, DDC Plan, DSOP and its ESPP. (See Note 17 of the Notes to Consolidated Financial Statements.)

During fiscal 2006, Peoples Gas issued 540,000 shares of its common stock to the Company for $53.9 million.

Financial Uses
Capital Spending. In fiscal 2006, the Company's capital expenditures totaled $344.0 million, including $0.6 million related to assets of discontinued operations. The Gas Distribution segment spent $101.6 million on property, plant and equipment, of which $92.2 million related to Peoples Gas and $9.4 million to North Shore Gas. Capital expenditures at the Oil and Gas Production segment on the acquisition of reserves, drilling projects and the exploitation of the acquired and existing assets totaled $236.4 million. Management currently estimates that capital spending for fiscal 2007 will total approximately $250 million.

Dividends. The Company's dividends have not changed since February 4, 2005, when the Company's Board of Directors voted to raise the regular quarterly dividend on the Company's common stock from 54 cents per share to 54 1/2 cents per share. The first payment at this new level was made on April 15, 2005, to shareholders of record at the close of business on March 22, 2005.

Interest Coverage
The fixed charges coverage ratios for the Company, Peoples Gas and North Shore Gas are as follows:

	For Fiscal Years Ended
	September 30,
	2006	2005	2004
Peoples Energy	0.52	3.23	3.29
Peoples Gas	(1.28)	4.20	4.30
North Shore Gas	3.58	5.87	5.83

The decrease in the ratio for the Company in fiscal 2006 from 2005 reflects higher interest rates, lower pretax income, due primarily to the settlement charge in fiscal 2006, and an increase in gas costs refundable to customers through rate adjustments. The decrease in the ratio in fiscal 2005 from 2004 reflects higher interest rates in fiscal 2005.

The decrease in the ratio for Peoples Gas in fiscal 2006 from 2005 reflects higher interest rates, lower pretax income, due primarily to the settlement charge in fiscal 2006, and an increase in gas costs refundable to customers through rate adjustments. The decrease in the ratio in fiscal 2005 from 2004 reflects higher interest rates in fiscal 2005.

The decrease in the ratio for North Shore Gas in fiscal 2006 from 2005 and 2004 levels reflects lower pretax income, due primarily to the settlement charge in fiscal 2006, and an increase in gas costs refundable to customers through rate adjustments.

Commitments and Contractual Obligations
Off-Balance Sheet Arrangements. Off-balance sheet debt at September 30, 2006 and 2005, consists of the Company's pro rata share of nonrecourse debt of various equity investments, including EnerVest (zero and $2.9 million) and Elwood ($165.1 million and $174.3 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $34.6 million in guarantees, $6.7 million in letters of credit, $1.6 million in surety bonds and $35.2 million in operating leases at September 30, 2006. (See Notes 5 and 10 of the Notes to Consolidated Financial Statements for further descriptions and details of the Company’s off-balance sheet arrangements.)

Contractual Obligations. The Company has certain contractual obligations directly related to the Company’s operations and unconsolidated equity investees. The majority of these are guarantees of debt service and performance (related to unconsolidated equity investees), as well as substantial commitments for gas supply, transportation and storage. (See Note 10 of the Notes to the Consolidated Financial Statements.)

The following table summarizes the Company’s long-term minimum contractual obligations.

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than
(In Millions)	Total	1 Year	Years	Years	5 Years
Total debt (See Note 14)	$1,204.4	$309.7	$-	$373.5	$521.2
Estimated interest payments on debt (1)	631.5	46.7	93.4	79.3	412.1
Operating leases (See Note 10C)	35.2	3.9	8.2	8.6	14.5
Purchase obligations (2)	1,108.8	471.9	407.1	96.9	132.9
Minimum pension funding (3) (See Note 11)	92.8	-	26.1	33.3	33.4
Total contractual cash obligations	$3,072.7	$832.2	$534.8	$591.6	$1,114.1

(1)	Includes interest on fixed and adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at September 30, 2006.
(2)	Includes gas purchases, storage, transportation, information technology-related and miscellaneous long-term and short-term capital purchase commitments.
(3)
Minimum pension funding is an estimate of the contributions that would be required pursuant to the Employee Retirement Income Security Act to fund benefits earned as of October 1, 2006. Additional contributions may be made to fund benefits accruing after October 1, 2006, or on a discretionary basis.

Merger. In the event that the pending merger with WPS Resources is successfully completed, the Company will recognize expenses estimated to total approximately $14 million in addition to expenses recognized in fiscal 2006. These payments are for transaction fees and other costs, as well as additional compensation expense resulting from the change in control provisions in the Company’s long-term incentive plans. (See Note 17 of the Notes to Consolidated Financial Statements.) Note 1 of the Notes to Consolidated Financial Statements discusses the termination fees and related expenses in the event the merger is not completed.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 7A of the Notes to Consolidated Financial Statements.) North Shore Gas received a demand from a responsible party under CERCLA for environmental costs associated with a site in Denver, Colorado. (See Note 7B of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings and Related Matters. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. On March 21, 2005, the Illinois Attorney General (AG) and Chicago filed lawsuits against the Company and several of its subsidiaries alleging violations against its customers under certain state and city consumer fraud laws, respectively. On March 28, 2006, the Commission issued an order approving a settlement that resolved Peoples Gas' and North Shore Gas' fiscal 2001 - 2004 gas charge cases and the AG and Chicago lawsuits. (See Note 8A of the Notes to Consolidated Financial Statements.)

In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to maters at issue in Peoples Gas' gas charge reconciliation proceedings. (See Note 8B of the Notes to Consolidated Financial Statements.)

Indenture Restrictions
North Shore Gas’ indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2006, such restrictions amounted to $6.9 million of North Shore Gas’ total retained earnings of $76.3 million.

Peoples Energy Resources owns a 50% equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 5, 2006, a minimum debt service coverage ratio of 1.2 to 1.0 was required to make a cash distribution and Elwood's actual debt service coverage ratio was approximately 1.4 to 1.0.

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS

The financial results of Peoples Gas (including its hub operations) and North Shore Gas are reported primarily within the Gas Distribution segment. Operating income (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	Peoples Gas			North Shore Gas
		Corporate			Corporate
	Gas	and		Gas	and
(In Thousands)	Distribution	Other	Total	Distribution	Other	Total
For the Fiscal Year Ended
September 30, 2006 (GAAP)	$(27,472)	$(12,662)	$(40,134)	$15,022	$(1,694)	$13,328
September 30, 2006 (non-GAAP) (1)	75,558	(12,662)	62,896	19,322	(1,694)	17,628
September 30, 2005 (GAAP)	113,669	(18,110)	95,559	22,909	(1,864)	21,045
September 30, 2005 (non-GAAP) (1)	113,669	(9,320)	104,349	22,909	(1,242)	21,667
September 30, 2004 (GAAP)	118,144	(30,336)	87,808	24,825	(3,493)	21,332
September 30, 2004 (non-GAAP) (1)	118,144	(20,650)	97,494	24,825	(2,611)	22,214
(1)
Fiscal 2006 ongoing operating income (non-GAAP) is defined as GAAP operating (loss) adjusted to exclude the effects of a charge of $103.0 million and $4.3 million at Peoples Gas and North Shore Gas, respectively, associated with the settlement of gas charge proceedings. Fiscal 2005 ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of pension expense related restructuring costs of $8.8 million and $0.6 million at Peoples Gas and North Shore Gas, respectively. Fiscal 2004 ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of pension expense related restructuring costs of $9.7 million and $0.9 million at Peoples Gas and North Shore Gas, respectively. See Item 7 - MD&A - Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas' and North Shore Gas' information included in Liquidity and Capital Resources and in the Company's Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion
GAAP net loss for Peoples Gas for fiscal 2006 was $35.4 million compared to net income of $49.3 million in fiscal 2005. Excluding the charge related to the settlement of gas charge proceedings ($62.1 million, after tax), ongoing net income (non-GAAP) was $26.6 million. Excluding pension-related charges ($5.3 million, after tax) resulting from the fiscal year 2004 organizational restructuring, ongoing net income (non-GAAP) for fiscal 2005 was $54.6 million.

Revenues for fiscal 2006 increased $197.6 million compared with fiscal 2005. These results were due to the impact on revenues of changes in gas prices (an increase of $270 million) that are recovered on a dollar-for-dollar basis. These results also reflected the impact on revenues of decreased deliveries due to weather ($16 million) that was 2% warmer compared with the prior year, lower weather-normalized demand ($88 million) and the impact of the change in the regulatory treatment of Hub revenues ($10.7 million) due to the gas charge settlement agreement. The $135.7 million decrease in operating income for fiscal 2006 was primarily due to the $103.0 million charge related to the amended settlement of the gas charge proceedings, higher operation and maintenance expense ($21.0 million), the change in treatment of Hub revenues ($10.7 million), lower deliveries resulting from warmer weather ($2 million) and lower normalized deliveries ($8 million). The increase in operation and maintenance expense was due to higher labor, pension, group insurance, bad debt, outside services and rate case expenses. These increases were partially offset by the impact of the fiscal 2005 restructuring-related pension charge of $8.8 million.

Interest expense for Peoples Gas for fiscal 2006 increased $3.2 million due to higher interest rates and an increase in gas costs refundable to customers through rate adjustments.

Fiscal 2005 revenues for Peoples Gas increased $145.3 million from the previous period. The main reason for the increase was the impact on revenues of higher gas prices ($179 million). Partially offsetting these effects were lower revenues resulting from a decrease in deliveries due to weather ($27 million) that was 4% warmer than the previous period and a decrease in normalized deliveries. GAAP operating income increased $7.8 million from fiscal 2004. Operating income was favorably impacted by decreased labor costs related to the organizational restructuring ($8.6 million) and a decrease in depreciation expense ($5.7 million) primarily due to the Commission Depreciation Order. Negative impacts on 2005 results include lower deliveries resulting from warmer weather ($4.5 million).

Fiscal 2005 interest expense for Peoples Gas increased $2.7 million over fiscal 2004 primarily due to higher interest rates.

Total assets at September 30, 2006 increased $135.7 million compared to September 30, 2005 due primarily to an increase in current regulatory assets related to MTM accounting for the utility gas costs hedging program, an increase in noncurrent regulatory assets and capital investments related to the recognition of asset retirement obligations required under FIN 47, an increase in cash and cash equivalents, an increase in gas in storage (due to higher prices and volume), and an increase in prepaid pension costs (due to the elimination of the additional minimum pension liability as a result of increased plan funding and an increase in the discount rate). These increases were partially offset by a decrease in intercompany receivables due to of a decrease in derivative assets contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market. The decrease in derivative assets reflects price declines during fiscal 2006 relative to utility supply contracts (long positions). The increase in current liabilities was driven by an increase in intercompany payables (made up largely of unrealized losses on derivatives contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market) and increases in gas costs refundable through rate adjustments. These increases were partially offset by a decrease in current regulatory liabilities. The decrease in current regulatory liabilities largely corresponds with above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. Deferred credits and other liabilities increased primarily due to the recognition of asset retirement obligations required under FIN 47, which largely correspond with the above increase in noncurrent regulatory assets. Peoples Gas’ capitalization increased with a $53.9 million equity contribution by the Company in Peoples Gas and a decrease in the accumulated other comprehensive loss. These increases were partially offset by the reduction in retained earnings due primarily to dividend payments of $15.4 million and a $35.4 million fiscal 2006 net loss, which reflects the $62.1 million after tax charge related to the gas charge settlement.

North Shore Gas Discussion
GAAP net income for North Shore Gas for fiscal 2006 was $6.7 million compared to $11.4 million in fiscal 2005. Excluding the net charge related to the settlement of gas charge proceedings ($2.6 million, after tax), ongoing net income (loss) (non-GAAP) was $9.3 million. Excluding pension-related charges ($0.4 million, after tax) resulting from the fiscal year 2004 organizational restructuring, ongoing net income (non-GAAP) for fiscal 2005 was $11.8 million.

Revenues for North Shore Gas for fiscal 2006 increased $39.1 million compared to fiscal 2005, mainly due to the impact on revenues of higher gas prices ($48 million), partially offset by the impact of decreased deliveries due to weather ($4 million) that was 2% warmer compared with the same year ago period and lower weather-normalized demand ($11 million). Operating income decreased $7.7 million for fiscal 2006. Results were unfavorably impacted by the net charge ($4.3 million) related to the amended settlement of the gas charge proceedings, lower deliveries resulting from warmer weather ($0.5 million), lower normalized deliveries ($0.5 million), and higher operation and maintenance expenses ($3.7 million) which included $0.7 million of rate case costs, partially offset by the impact of the fiscal 2005 restructuring-related pension charge of $0.6 million.

Interest expense for North Shore Gas for fiscal 2006 increased $0.4 million primarily due to an increase in gas costs refundable to customers through rate adjustments.

Fiscal 2005 revenues for North Shore Gas increased $37.8 million over the prior period mainly due to the impact on revenues of higher gas prices ($42 million). Partially offsetting these effects were lower revenues resulting from a decrease in deliveries due to weather ($4 million) that was 4% warmer compared to the prior period. GAAP operating income for fiscal 2005 was flat compared to fiscal 2004. The fiscal 2005 results were favorably impacted by a decrease in depreciation expense ($1.4 million) primarily due to the Commission Depreciation Order and negatively impacted by an increase in pension expense ($1.0 million).

Total assets at September 30, 2006 increased $28.8 million compared to September 30, 2005 due to an increase in current regulatory assets related primarily to MTM accounting for the utility gas costs hedging program, an increase in noncurrent regulatory assets related to the recognition of asset retirement obligations required under FIN 47, and an increase in gas in storage. These increases were partially offset by a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market. The decrease in derivative assets reflects price declines during fiscal 2006 relative to utility supply contracts (long positions). The increase in current liabilities was driven by an increase in intercompany payables (made up largely of unrealized losses on derivatives contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market) and an increase in gas costs refundable through rate adjustments. This decrease was partially offset by a decrease in regulatory liabilities. The decrease in regulatory liabilities largely corresponds with the above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. The Company's capitalization decreased with the reduction in retained earnings due primarily to dividend payments of $11.0 million, partially offset by $6.7 million of net income, which was negatively affected by the $2.6 million after tax charge related to the gas charge settlement.

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	For Fiscal Years Ended			Increase/(Decrease)
Margin Data	September 30,			Fiscal 2006 vs.	Fiscal 2005 vs.
(In Thousands)	2006	2005	2004	Fiscal 2005	Fiscal 2004
Gas Distribution revenues:
Sales
Residential	$1,249,993	$1,086,435	$974,143	$163,558	$112,292
Commercial	203,005	175,904	155,934	27,101	19,970
Industrial	32,936	28,720	24,112	4,216	4,608
Total sales	1,485,934	1,291,059	1,154,189	194,875	136,870
Transportation
Residential	33,260	30,699	30,645	2,561	54
Commercial	43,734	42,329	41,131	1,405	1,198
Industrial	15,995	16,994	16,656	(999)	338
Contract pooling	26,643	18,381	14,017	8,262	4,364
Total transportation	119,632	108,403	102,449	11,229	5,954
Total Hub revenues	-	10,662	7,620	(10,662)	3,042
Other Gas Distribution revenues	16,725	14,579	15,117	2,146	(538)
Total Gas Distribution revenues	1,622,291	1,424,703	1,279,375	197,588	145,328
Less: Gas costs	1,052,333	853,453	723,771	198,880	129,682
Gross margin	569,958	571,250	555,604	(1,292)	15,646
Less: Revenue taxes and surcharges	149,786	136,115	125,500	13,671	10,615
Environmental costs recovered	31,588	28,574	16,206	3,014	12,368
Net margin (1)	$388,584	$406,561	$413,898	$(17,977)	$(7,337)

Gas Distribution deliveries (MDth):
Gas sales
Residential	85,381	91,217	97,035	(5,836)	(5,818)
Commercial	15,021	16,022	16,856	(1,001)	(834)
Industrial	2,571	2,801	2,790	(230)	11
Total gas sales	102,973	110,040	116,681	(7,067)	(6,641)
Transportation
Residential	18,637	19,134	20,210	(497)	(1,076)
Commercial	35,645	35,024	37,287	621	(2,263)
Industrial	16,101	17,662	18,139	(1,561)	(477)
Total transportation	70,383	71,820	75,636	(1,437)	(3,816)
Total Gas Distribution deliveries	173,356	181,860	192,317	(8,504)	(10,457)
Total Hub volumes	-	22,784	19,381	(22,784)	3,403
Gross margin per Dth delivered (3)	$3.29	$3.08	$2.85	$0.21	$0.23
Net margin per Dth delivered (3)	$2.24	$2.18	$2.11	$0.06	$0.07
Average cost per Dth of gas sold	$10.22	$7.76	$6.20	$2.46	$1.56
Actual heating degree days	5,775	5,864	6,091	(89)	(227)
Normal heating degree days (2)	6,408	6,427	6,427
Actual heating degree days as a percent
of normal (actual/normal)	90	91	95

(1)
As used above, net margin is not a financial measure computed under GAAP but represents an operating performance measure. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding Peoples Gas' operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2)
Normal heating degree days for fiscal 2004 and 2005 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999. Normal heating degree days for fiscal 2006 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1975-2004.

(3)	Margin per Dth is based upon gas distribution and transportation activity and excludes the impact of hub revenues and hub volumes.

North Shore Gas Company
Gas Distribution Statistics

	For Fiscal Years Ended			Increase/(Decrease)
Margin Data	September 30,			Fiscal 2006 vs.	Fiscal 2005 vs.
(In Thousands)	2006	2005	2004	Fiscal 2005	Fiscal 2004
Gas Distribution revenues:
Sales
Residential	$235,760	$204,281	$174,356	$31,479	$29,925
Commercial	39,191	33,808	28,822	5,383	4,986
Industrial	8,639	7,648	6,212	991	1,436
Total sales	283,590	245,737	209,390	37,853	36,347

Transportation
Residential	1,896	1,661	1,709	235	(48)
Commercial	6,810	6,390	6,154	420	236
Industrial	2,833	2,886	2,781	(53)	105
Contract pooling	2,805	2,313	1,355	492	958
Total transportation	14,344	13,250	11,999	1,094	1,251

Other Gas Distribution revenues	1,655	1,474	1,320	181	154

Total Gas Distribution revenues	299,589	260,461	222,709	39,128	37,752
Less: Gas costs	220,300	180,923	144,747	39,377	36,176
Gross margin	79,289	79,538	77,962	(249)	1,576
Less: Revenue taxes and surcharges	14,487	14,210	13,341	277	869
Environmental costs recovered	2,065	1,863	1,178	202	685
Net margin (1)	$62,737	$63,465	$63,443	$(728)	$22

Gas Distribution deliveries (MDth):
Gas sales
Residential	18,275	19,212	19,904	(937)	(692)
Commercial	3,188	3,327	3,447	(139)	(120)
Industrial	722	806	807	(84)	(1)
Total gas sales	22,185	23,345	24,158	(1,160)	(813)

Transportation
Residential	867	793	851	74	(58)
Commercial	6,829	6,215	6,359	614	(144)
Industrial	5,045	5,469	5,617	(424)	(148)
Total transportation	12,741	12,477	12,827	264	(350)

Total Gas Distribution deliveries	34,926	35,822	36,985	(896)	(1,163)
Gross margin per Dth delivered	$2.27	$2.22	$2.11	$0.05	$0.11
Net margin per Dth delivered	$1.80	$1.77	$1.72	$0.03	$0.05
Average cost per Dth of gas sold	$9.93	$7.75	$5.99	$2.18	$1.76
Actual heating degree days	5,775	5,864	6,091	(89)	(227)
Normal heating degree days (2)	6,408	6,427	6,427
Actual heating degree days as a percent
of normal (actual/normal)	90	91	95

(1)
As used above, net margin is not a financial measure computed under GAAP but represents an operating performance measure. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding North Shore Gas' operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2)
Normal heating degree days for fiscal 2004 and 2005 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999. Normal heating degree days for fiscal 2006 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1975-2004.

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

Quantitative and qualitative disclosures about market risk are reported under Item 1A—Risk Factors and below under Risk Management Activities.

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

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during fiscal 2006 and 2005. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally, hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales or cost of purchases in income), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2006	2005	2006	2005	2006	2005
Value of contracts outstanding at October 1	$(202,904)	$(89,306)	$(21,457)	$(139)	$204,276	$27,678
Loss on contracts discontinued as cash flow hedges	-	2,956	-	-	-	(2,956)
Less: Gain (loss) on contracts realized or otherwise
settled during the year	(87,020)	(64,841)	6,192	(2)	(19,603)	17,159
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at year-end	6,144	(20,797)	10,449	(20,790)	(147,720)	199,012
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the year	85,958	(160,598)	26,101	(530)	(227,719)	(2,299)
Value of contracts outstanding at September 30	$(23,782)	$(202,904)	$8,901	$(21,457)	$(151,560)	$204,276

The change in the value of derivative contracts for the fiscal year ended September 30, 2006 was due primarily to the dramatic change in the forward price curve of natural gas over this same period. The increase in the value of contracts designated as cash flow hedges was driven primarily by the effect of lower forward prices and a reduction of hedged volumes in the Oil and Gas Production segment’s derivatives portfolio. The increase in the value of contracts designated as fair value hedges was driven primarily by an increase in value in the Energy Marketing segment’s storage optimization portfolio, partially offset by the decrease in value of the Company’s floating rate interest rate swap reflecting the rise in short term interest rates. The primary cause of the decrease in the value of contracts designated as MTM is attributable to the impact of the change in the forward price curve on the derivative instruments of Peoples Gas and North Shore Gas used to manage each utility’s cost of gas supply. This was partially offset by the positive impact of changes in prices on MTM portfolios at the Energy Marketing segment. For the fiscal year ended September 30, 2006, unrealized losses on contracts attributed to Peoples Gas and North Shore Gas were $322 million and $61 million, respectively. SFAS No. 71 allows for these MTM derivative gains and losses to be recorded as regulatory assets or regulatory liabilities. Realized gains and losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

The following table is a summary of the fair market value of commodity derivatives by type at September 30, 2006. Valuations are based on the NYMEX closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

Commodity Derivatives
(Fair Value amounts in thousands)
Futures/Forwards	Maturity	Volumes (MMbtu's)	Price Per MMbtu	Fair Value
Long Natural Gas	Less than 1 Year	13,538,565	3.53 - 11.98	$ (13,787)
Short Natural Gas	Less than 1 Year	11,443,642	3.50 - 12.34	18,922
Long Natural Gas	1 - 3 Years	2,599,737	7.27 - 11.00	(127)
Short Natural Gas	1 - 3 Years	860,000	8.63 - 9.99	(111)
		28,441,944		$ 4,897
Options	Maturity	Volumes (MMbtu's)	Price Per MMbtu	Fair Value
Long Natural Gas	Less than 1 Year	9,394,500	5.00 - 15.00	$ 4,702
Short Natural Gas	Less than 1 Year	10,434,500	5.50 - 15.00	(17,440)
Long Natural Gas	1 - 3 Years	2,852,000	7.00 - 9.00	3,465
Short Natural Gas	1 - 3 Years	2,852,000	5.50 - 12.00	(2,011)
		25,533,000		$ (11,284)
Swaps (NG)	Maturity	Volumes (MMbtu's)	Price Per MMbtu	Fair Value
Long Natural Gas	Less than 1 Year	77,515,502	2.83 - 13.04	$ (151,621)
Short Natural Gas	Less than 1 Year	27,007,500	0.96 - 12.54	4,844
Long Natural Gas	1 - 3 Years	15,896,721	6.57 - 10.82	(11,908)
Short Natural Gas	1 - 3 Years	10,955,000	3.84 - 11.83	3,373
Long Natural Gas	4 - 5 Years	1,920,000	6.60 - 7.10	91
Short Natural Gas	4 - 5 Years	1,920,000	8.99 - 9.50	1,498
Long Natural Gas	More than 5 Years	900,000	6.86	49
Short Natural Gas	More than 5 Years	2,820,000	8.31 - 9.15	1,180
		138,934,723		$ (152,494)
Total (NG)	Maturity	Volumes (MMbtu's)	Price Per MMbtu	Fair Value
Long Natural Gas	Less than 1 Year	100,448,567	2.83 - 15.00	$ (160,706)
Short Natural Gas	Less than 1 Year	48,885,642	0.96 - 15.00	6,326
Long Natural Gas	1 - 3 Years	21,348,458	6.57 - 11.00	(8,570)
Short Natural Gas	1 - 3 Years	14,667,000	3.84 - 12.00	1,251
Long Natural Gas	4 - 5 Years	1,920,000	6.60 - 7.10	91
Short Natural Gas	4 - 5 Years	1,920,000	8.99 - 9.50	1,498
Long Natural Gas	More than 5 Years	900,000	6.86	49
Short Natural Gas	More than 5 Years	2,820,000	8.31 - 9.15	1,180
		192,909,667		$ (158,881)
Swaps (OIL)	Maturity	Volumes (Bbl's)	Price Per Bbl	Fair Value
Short WTI Crude Oil	Less than 1 Year	182,500	37.50	$ (5,227)
Short WTI Crude Oil	1 - 3 Years	73,200	56.60	(837)
		255,700		$ (6,064)
Futures/Forwards (Megawatt-hours)	Maturity	Amounts (Mwh's)	Price Per Mwh	Fair Value
Long Megawatt-hours	Less than 1 Year	633,938	(0.20) - 0.36	$ 52
		633,938		$ 52
Grand Total - Fair Value of Commodity Derivatives				$ (164,893)
Fair Value of Interest Rate Swap				(1,548)
Grand Total - Fair Value of all Derivatives				$ (166,441)

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production and Energy Marketing businesses, and related to its company use gas in the Gas Distribution segment. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions (sales and purchases) caused by changes in the marketplace. These instruments are designated cash flow hedges, which allow for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from cash flow hedges are recorded in the statement of operations in the same month the related physical sales and purchases and interest expense are recorded. Cash flow hedge accounting is discontinued when it is no longer probable that the original forecasted transactions will occur. The carrying value of contracts which no longer qualify for hedge accounting are prospectively marked-to-market, with the change in value recorded in the statement of operations. If the original forecasted transactions are probable of not occurring, any amounts previously recorded in other comprehensive income are immediately recorded in the statement of operations. Hedge ineffectiveness can result from differences in critical terms (such as location) between the hedging instrument and the hedged transaction and result in the immediate recognition of gains or losses.

Fair Value Hedges. The Company uses financial and physical hedges to protect the value of a portion of Energy Marketing’s gas in storage and these are accounted for as fair value hedges. The change in value of these hedges and the change in value of the inventory hedged are expected to largely offset in each reporting period in the statement of operations. During the years ended September 30, 2006 and 2005, the Energy Marketing segment recorded MTM losses of $3.2 million and $3.3 million, respectively, related to the application of fair value hedge accounting to certain storage inventory transactions. The Energy Marketing segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which is used for certain storage activity, the MTM adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked to market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. A portion of this accounting loss will reverse next year if the volumes are withdrawn from storage. At September 30, 2006, gas inventory hedged using fair value accounting at Energy Marketing had a fair value of $18.0 million, including MTM decreases in inventory totaling $16.8 million for changes in spot prices. Derivative assets totaling $10.3 million were recorded for the fair value of the derivatives used to hedge this inventory. At September 30, 2005, hedged gas inventory at Energy Marketing had a fair value of $44.1 million, including MTM increases in inventory totaling $17.6 million for changes in spot prices. Derivative liabilities totaling $20.9 million were recorded for the fair value of the derivatives used to hedge this inventory.

The Company also uses certain financial instruments to adjust the portfolio composition of its debt from fixed-rate to floating-rate debt. These derivative instruments are accounted for as fair value hedges and are not material to the Company's financial condition or results of operations. The change in value of these hedges along with the offsetting change in value of the debt hedged (to the extent the hedge is effective) are recorded in each reporting period in interest expense in the statement of operations.

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility’s cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities’ tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71 allows these MTM derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

The Energy Marketing segment uses certain derivative contracts (such as NYMEX or Basis swaps) that do not qualify for hedge accounting under SFAS No. 133. Included in these contracts are hedges of location differentials associated with its wholesale natural gas contracts and transactions involving storage assets. In the fiscal year ended September 30, 2006, the Energy Marketing segment recognized MTM pretax gains (losses) (included in revenues) of $1.3 million related to these derivatives. As physical volumes are delivered under natural gas contracts or withdrawn under certain gas storage contracts, these MTM accounting impacts are reversed. The above amounts include net MTM activity both for hedges for settlement in future periods and the reversal of amounts recorded in prior periods and settled within the current period.

The following table summarizes the market value of these outstanding instruments and other derivative instruments that do not qualify for hedge accounting and are recorded on a MTM basis. All amounts are expected to be settled during the next 12 months.

	September 30,
(In Thousands)	2006	2005
Peoples Gas mark-to-market asset (liability)	$(128,417)	$172,549
North Shore Gas mark-to-market asset (liability)	(24,135)	33,754
Other mark-to-market asset (liability)	992	(2,027)
Total	$(151,560)	$204,276

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

The Energy Marketing business segment can also be affected by weather variations. Storage, swing supply and weather derivatives are used or are available to protect earnings and ensure performance.

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

ITEM 8. Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm
Peoples Energy	60
Peoples Gas	61
North Shore Gas	62

Consolidated Statements of Operations for Fiscal Years Ended September 30, 2006, 2005 and 2004
Peoples Energy	63
Peoples Gas	68
North Shore Gas	73

Consolidated Balance Sheets at September 30, 2006 and 2005
Peoples Energy	64
Peoples Gas	69
North Shore Gas	74

Consolidated Capitalization Statements at September 30, 2006 and 2005
Peoples Energy	65
Peoples Gas	70
North Shore Gas	75

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended September 30, 2006, 2005 and 2004
Peoples Energy	66
Peoples Gas	71
North Shore Gas	76

Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2006, 2005 and 2004
Peoples Energy	67
Peoples Gas	72
North Shore Gas	77

Notes to Consolidated Financial Statements	78

Consolidated Financial Statements and Notes to Consolidated Financial Statements of Elwood Energy LLC*

* The Company's investment in Elwood meets certain "significance" tests pursuant to Rule 3-09 of SEC Regulation S-X. The Company intends to file by December 29, 2006, an amendment to its annual report on Form 10-K to include the separate financial statements of Elwood.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation and subsidiary companies (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective September 30, 2006, the Company changed its method of accounting for conditional asset retirement obligations to adopt FASB Interpretation No. 47, “Conditional Asset Retirement Obligations”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company and subsidiary companies (hereinafter referred to as Peoples Gas, a wholly owned subsidiary of Peoples Energy Corporation) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of Peoples Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Gas at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective September 30, 2006, Peoples Gas changed its method of accounting for conditional asset retirement obligations to adopt FASB Interpretation No. 47, “Conditional Asset Retirement Obligations”.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company and subsidiary companies (hereinafter referred to as North Shore Gas, a wholly owned subsidiary of Peoples Energy Corporation) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of North Shore Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Shore Gas at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective September 30, 2006, North Shore Gas changed its method of accounting for conditional asset retirement obligations to adopt FASB Interpretation No. 47, “Conditional Asset Retirement Obligations”.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 14, 2006

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands, Except Per-Share Amounts)
Revenues	$3,017,970	$2,599,585	$2,260,199

Operating Expenses:
Cost of energy sold	2,204,313	1,805,369	1,467,777
Gas charge settlement	107,330	-	-
Operation and maintenance, excluding merger,
restructuring and environmental costs	350,776	319,735	322,997
Merger costs	8,944	-	-
Restructuring costs	-	13,141	17,000
Environmental costs	33,654	30,437	17,384
Depreciation, depletion and amortization	118,403	110,888	118,986
Taxes, other than income taxes	200,918	184,206	169,934
(Gains) losses on property sales and impairments, net	(336)	(3,320)	(2,547)
Total Operating Expenses	3,024,002	2,460,456	2,111,531

Equity investment income	7,818	10,288	4,361

Operating Income	1,786	149,417	153,029

Other income	8,591	5,623	3,808

Other expense	283	317	336

Interest expense	61,583	50,615	48,426

Income (Loss) from Continuing Operations Before Income Taxes	(51,489)	104,108	108,075

Income tax expense (benefit)	(23,548)	37,260	33,333

Income (Loss) from Continuing Operations	(27,941)	66,848	74,742

Income from discontinued operations, net of income
tax expense of $6,797, $7,444 and $4,500, respectively	10,305	11,285	6,822

Net Income (Loss)	$(17,636)	$78,133	$81,564

Average Shares of Common Stock Outstanding
Basic	38,365	37,977	37,318
Diluted	38,518	38,140	37,490

Earnings (Loss) Per Share of Common Stock
Basic, continuing operations	$(0.73)	$1.76	$2.01
Basic, discontinued operations	$0.27	$0.30	$0.18
Total - basic earnings (loss) per share	$(0.46)	$2.06	$2.19

Diluted, continuing operations	$(0.73)	$1.75	$2.00
Diluted, discontinued operations	$0.27	$0.30	$0.18
Total - diluted earnings (loss) per share	$(0.46)	$2.05	$2.18

Dividends Declared Per Share	$2.18	$2.175	$2.15

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED BALANCE SHEETS
	At September 30,
(In Thousands)	2006	2005
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$2,733,008	$2,634,629
Oil and gas	792,862	555,365
Other	24,522	22,740
Total property, plant and equipment	3,550,392	3,212,734
Less—Accumulated depreciation, depletion and amortization	1,367,503	1,266,351
Net property, plant and equipment	2,182,889	1,946,383
Investment in equity investees	250	20,851
Other investments	12,527	13,796
Total Capital Investments—Net	2,195,666	1,981,030

CURRENT ASSETS:
Cash and cash equivalents	42,115	18,186
Deposits with broker or trustee	103,584	25,327
Receivables—
Customers, net of reserve for uncollectible
accounts of $43,971 and $34,954, respectively	220,969	246,393
Other	4,812	4,092
Derivative assets, at fair value—current	49,116	247,612
Materials and supplies, at average cost	9,670	10,468
Gas in storage	238,251	236,995
Gas costs recoverable through rate adjustments	6,679	8,608
Regulatory assets of utility subsidiaries	193,989	30,062
Other	46,237	70,887
Assets of discontinued operations	84,471	128,319
Total Current Assets	999,893	1,026,949

OTHER ASSETS:
Prepaid pension costs	182,319	152,720
Noncurrent regulatory assets of utility subsidiaries	404,713	322,163
Derivative assets, at fair value—noncurrent	17,148	7,021
Deferred charges and other	22,675	47,908
Total Other Assets	626,855	529,812
Total Assets	$3,822,414	$3,537,791

CAPITALIZATION AND LIABILITIES
Total Capitalization (see Consolidated Capitalization Statements)	$1,736,156	$1,695,737
CURRENT LIABILITIES:
Commercial paper	309,744	8,148
Accounts payable	211,112	236,212
Regulatory liabilities of utility subsidiaries	11,250	198,550
Dividends payable	20,974	20,791
Customer deposits	35,168	29,803
Customer credit balances	89,676	59,635
Accrued taxes	3,963	26,096
Gas deliverable to customers	87,141	56,129
Derivative liabilities, at fair value—current	214,518	186,854
Other accrued liabilities	43,904	67,702
Gas costs refundable through rate adjustments	62,153	293
Accrued interest	12,439	11,474
Deferred credit related to discontinued operations	-	2,201
Total Current Liabilities	1,102,042	903,888

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	461,046	446,382
Investment tax credits	26,148	26,373
Derivative liabilities, at fair value—noncurrent	22,671	68,895
Environmental liabilities	269,200	282,411
Asset retirement obligations	112,331	1,541
Pension, postretirement and other	92,820	112,564
Total Deferred Credits and Other Liabilities	984,216	938,166
Total Capitalization and Liabilities	$3,822,414	$3,537,791

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2006	2005
(In Thousands, Except Shares)
COMMON STOCKHOLDERS' EQUITY:
Common stock, without par value—
Authorized 60,000,000 shares
Issued 38,731,880 and 38,400,318 shares, respectively	$423,085	$409,060
Treasury stock (243,100 shares, at cost)	(6,677)	(6,677)
Retained earnings	444,444	546,237
Accumulated other comprehensive income (loss)	(19,398)	(148,466)
Total Common Stockholders' Equity	841,454	800,154

LONG-TERM DEBT:
Peoples Energy Corporation
6.9% Series A, due January 15, 2011	325,000	325,000
Fair value hedge adjustment	(1,548)	(667)

The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds—
4.75% Series HH, due March 1, 2030,
adjustable after July 1, 2014	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	50,000
3.05% Series LL, due February 1, 2033,
adjustable after February 1, 2008	50,000	50,000
4.00% Series MM-2, due March 1, 2010	50,000	50,000
4.625% Series NN-2, due May 1, 2013	75,000	75,000
4.875% Series QQ, due November 1, 2038,
adjustable after November 1, 2018	75,000	75,000
4.30% Series RR, due June 1, 2035,
adjustable after June 1, 2016	50,000	50,000
	400,000	400,000

Adjustable Rate Bonds—
Series OO, due October 1, 2037	51,000	51,000
Series PP, due October 1, 2037	51,000	51,000
	102,000	102,000

North Shore Gas Company
First Mortgage Bonds—
5.00% Series M, due December 1, 2028	29,250	29,250
4.625% Series N-2, due May 1, 2013	40,000	40,000
	69,250	69,250

Total Long-Term Debt	894,702	895,583

Total Capitalization	$1,736,156	$1,695,737

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
(In Thousands, Except Per-Share Amounts)	Stock	Stock	Earnings	Income (Loss)	Total
For Fiscal Year Ended September 30, 2004
Beginning Balance	$346,545	$(6,760)	$549,969	$(41,755)	$847,999
Comprehensive Income
Net income			81,564		81,564
Other comprehensive income
Minimum pension liability adjustment				16,047	16,047
Unrealized hedge (loss)				(39,599)	(39,599)
Total Comprehensive Income					58,012

Common stock issued	44,614				44,614
Treasury stock		83			83
Dividends declared on common stock ($2.15)			(80,424)		(80,424)
Other			(201)		(201)
September 30, 2004 (1) (2)	$391,159	$(6,677)	$550,908	$(65,307)	$870,083

For Fiscal Year Ended September 30, 2005
Comprehensive Income
Net income			78,133		78,133
Other comprehensive income
Minimum pension liability adjustment				(17,886)	(17,886)
Unrealized hedge (loss)				(65,273)	(65,273)
Total Comprehensive (Loss)					(5,026)

Common stock issued	17,901				17,901
Dividends declared on common stock ($2.175)			(82,695)		(82,695)
Other			(109)		(109)
September 30, 2005 (1) (2)	$409,060	$(6,677)	$546,237	$(148,466)	$800,154

For Fiscal Year Ended September 30, 2006
Comprehensive Income
Net income (loss)			(17,636)		(17,636)
Other comprehensive income
Minimum pension liability adjustment				25,785	25,785
Unrealized hedge gain				103,283	103,283
Total Comprehensive Income					111,432

Common stock issued	14,025				14,025
Dividends declared on common stock ($2.18)			(83,698)		(83,698)
Other			(459)		(459)
September 30, 2006 (1) (2)	$423,085	$(6,677)	$444,444	$(19,398)	$841,454

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)
Accumulated other comprehensive income balance is net of $17.0 million and $5.2 million of deferred income tax credits related to minimum pension liabilities at September 30, 2005 and 2004, respectively. At September 30, 2006, there was no minimum pension liability; the related balance in accumulated other comprehensive income was reduced to zero.

(2)
Accumulated other comprehensive income balance is net of $12.8 million, $80.9 million and $37.9 million of deferred income tax credits related to unrealized hedge losses at September 30, 2006, 2005 and 2004, respectively.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Fiscal Years Ended September 30,
(In Thousands)	2006	2005	2004
Operating Activities:
Net income (loss)	$(17,636)	$78,133	$81,564
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	123,812	116,226	125,212
Deferred income taxes and investment tax credits—net	(32,407)	19,614	17,003
Change in undistributed earnings from equity investments	4,788	(10,150)	(8,327)
Mark-to-market gain or loss included in net income	(5,577)	11,100	625
Pension funding (greater) less than expense	170	(4,536)	10,741
Other adjustments	(25,872)	7,490	(20,133)
Net changes in:
Receivables—net	24,704	(56,956)	22,734
Gas in storage, excluding fair value adjustments	(17,924)	(28,344)	(25,210)
Gas costs recoverable/refundable through rate adjustments	63,789	12,268	(2,957)
Accounts payable	(30,048)	88,900	(14,025)
Gas deliverable to customers	31,012	20,206	12,431
Other accrued liabilities	(12,548)	6,239	20,992
Accrued interest	965	167	308
Accrued taxes	(13,650)	8,813	(18,676)
Customer credit balances and deposits	35,405	9,030	5,325
Other	2,179	3,952	(5,315)
Net Cash Provided by (Used in) Operating Activities	131,162	282,152	202,292

Investing Activities:
Capital spending	(344,017)	(162,758)	(189,389)
Return of capital investments	59,343	10,359	14,692
Decrease (increase) in deposits with broker or trustee	(59,862)	(11,436)	5,470
Proceeds from sale of assets	2,567	4,934	3,727
Other	1,704	2,711	737
Net Cash Provided By (Used in) Investing Activities	(340,265)	(156,190)	(164,763)

Financing Activities:
Proceeds from (payment of) overdraft facility	4,948	2,604	(597)
Issuance (retirement) of commercial paper	301,596	(47,477)	(325)
Retirement of short-term debt	-	-	(152,000)
Issuance of long-term debt	-	47,947	223,608
Retirement of long-term debt	-	(51,794)	(76,515)
Proceeds from issuance of common stock	10,002	15,988	41,383
Dividends paid on common stock	(83,514)	(82,272)	(79,503)
Net Cash Provided by (Used in) Financing Activities	233,032	(115,004)	(43,949)

Net Increase (Decrease) in Cash and Cash Equivalents	23,929	10,958	(6,420)
Cash and Cash Equivalents at Beginning of Period	18,186	7,228	13,648
Cash and Cash Equivalents at End of Period	$42,115	$18,186	$7,228

Supplemental information:
Income taxes paid, net of refunds	$36,015	$15,334	$37,264
Interest paid, net of amounts capitalized	$57,444	$49,295	$46,363

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Revenues	$1,622,291	$1,424,703	$1,279,375

Operating Expenses:
Gas costs	1,052,333	853,453	723,771
Gas charge settlement	103,030	-	-
Operation and maintenance, excluding
restructuring and environmental costs	252,663	231,709	242,023
Restructuring costs	-	8,790	9,686
Environmental costs	31,588	28,574	16,206
Depreciation and amortization	56,850	56,178	61,872
Taxes, other than income taxes	166,821	152,533	140,348
(Gains) losses on property sales	(860)	(2,093)	(2,339)
Total Operating Expenses	1,662,425	1,329,144	1,191,567

Operating Income (Loss)	(40,134)	95,559	87,808

Other income	5,698	4,350	3,123

Other expense	137	105	44

Interest expense	26,987	23,781	21,114

Income (Loss) Before Income Taxes	(61,560)	76,023	69,773

Income tax expense (benefit)	(26,116)	26,690	24,397

Net Income (Loss)	$(35,444)	$49,333	$45,376

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2006	2005
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$2,358,448	$2,271,716
Less—Accumulated depreciation and amortization	946,227	904,200
Net property, plant and equipment	1,412,221	1,367,516
Other investments	1,361	1,548
Total Capital Investments—Net	1,413,582	1,369,064

CURRENT ASSETS:
Cash and cash equivalents	30,770	-
Deposits with broker or trustee	5,107	38
Receivables—
Customers, net of reserve for uncollectible
accounts of $40,631 and $31,947, respectively	99,955	113,946
Intercompany receivables	6,285	189,794
Other	211	2
Materials and supplies, at average cost	8,575	9,238
Gas in storage, at last-in, first-out cost	127,745	106,242
Gas costs recoverable through rate adjustments	4,514	6,889
Regulatory assets	169,077	28,061
Other	26,218	9,127
Total Current Assets	478,457	463,337

OTHER ASSETS:
Prepaid pension costs	184,660	153,110
Noncurrent regulatory assets	317,898	256,180
Deferred charges and other	18,257	35,490
Total Other Assets	520,815	444,780
Total Assets	$2,412,854	$2,277,181

CAPITALIZATION AND LIABILITIES
Total Capitalization (see Consolidated Capitalization Statements)	$1,138,105	$1,115,272
CURRENT LIABILITIES:
Other short-term debt—intercompany	-	360
Accounts payable	81,385	98,069
Intercompany payables	167,391	22,573
Regulatory liabilities	11,249	166,745
Customer deposits	32,123	27,314
Customer credit balances	76,416	49,873
Accrued taxes	17,457	24,089
Gas deliverable to customers	80,840	51,456
Other accrued liabilities	17,481	30,647
Gas costs refundable through rate adjustments	49,726	29
Accrued interest	5,993	5,559
Total Current Liabilities	540,061	476,714

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	353,245	365,016
Investment tax credits	23,284	23,514
Environmental liabilities	201,300	217,611
Asset retirement obligations	91,071	-
Pension, postretirement and other	65,788	79,054
Total Deferred Credits and Other Liabilities	734,688	685,195
Total Capitalization and Liabilities	$2,412,854	$2,277,181

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2006	2005
(In Thousands, Except Shares)
COMMON STOCKHOLDER'S EQUITY:
Common stock, without par value—
Authorized 40,000,000 shares
Outstanding 25,357,566 and 24,817,566 shares, respectively	$219,242	$165,307
Retained earnings	418,291	469,447
Accumulated other comprehensive income (loss)	(1,428)	(21,482)
Total Common Stockholder's Equity	636,105	613,272

LONG-TERM DEBT:
First and Refunding Mortgage Bonds—
4.75% Series HH, due March 1, 2030,
adjustable after July 1, 2014	50,000	50,000
5.00% Series KK, due February 1, 2033	50,000	50,000
3.05% Series LL, due February 1, 2033,
adjustable after February 1, 2008	50,000	50,000
4.00% Series MM-2, due March 1, 2010	50,000	50,000
4.625% Series NN-2, due May 1, 2013	75,000	75,000
4.875% Series QQ, due November 1, 2038,
adjustable after November 1, 2018	75,000	75,000
4.30% Series RR, due June 1, 2035,
adjustable after June 1, 2016	50,000	50,000
	400,000	400,000

Adjustable Rate Bonds—
Series OO, due October 1, 2037	51,000	51,000
Series PP, due October 1, 2037	51,000	51,000
	102,000	102,000

Total Long-Term Debt	502,000	502,000

Total Capitalization	$1,138,105	$1,115,272

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands)	Stock	Earnings	Income (Loss)	Total
For Fiscal Year Ended September 30, 2004	$165,307	$482,228	$(21,052)	$626,483
Beginning Balance
Comprehensive Income
Net income		45,376		45,376
Other comprehensive income
Minimum pension liability adjustment			13,929	13,929
Unrealized hedge gain			43	43
Total Comprehensive Income				59,348

Dividends declared on common stock		(56,200)		(56,200)
Other		(111)		(111)
September 30, 2004 (1) (2)	$165,307	$471,293	$(7,080)	$629,520

For Fiscal Year Ended September 30, 2005
Comprehensive Income
Net income		49,333		49,333
Other comprehensive income
Minimum pension liability adjustment			(14,444)	(14,444)
Unrealized hedge gain			42	42
Total Comprehensive Income				34,931

Dividends declared on common stock		(51,300)		(51,300)
Other		121		121
September 30, 2005 (1) (2)	$165,307	$469,447	$(21,482)	$613,272

For Fiscal Year Ended September 30, 2006
Comprehensive Income
Net income (loss)		(35,444)		(35,444)
Other comprehensive income
Minimum pension liability adjustment			21,158	21,158
Unrealized hedge (loss)			(1,104)	(1,104)
Total Comprehensive (Loss)				(15,390)

Common stock issued	53,935			53,935

Dividends declared on common stock		(15,400)		(15,400)
Other		(312)		(312)
September 30, 2006 (1) (2)	$219,242	$418,291	$(1,428)	$636,105

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)
Accumulated other comprehensive income balance is net of $14.0 million and $4.4 million of deferred income tax credits related to minimum pension liabilities at September 30, 2005 and 2004, respectively. At September 30, 2006, there was no minimum pension liability; the related balance in accumulated other comprehensive income was reduced to zero.

(2)
Accumulated other comprehensive income balance is net of $0.9 million, $0.2 million and $0.2 million of deferred income tax credits related to unrealized hedge losses at September 30, 2006, 2005 and 2004, respectively.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Operating Activities:
Net Income (Loss)	$(35,444)	$49,333	$45,376
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	61,323	60,652	66,599
Deferred income taxes and investment tax credits—net	(37,540)	(3,271)	2,917
Pension funding (greater) less than expense	(4,700)	(4,016)	2,977
Other adjustments	(4,888)	17,197	(10,911)
Net changes in:
Receivables—net	13,782	(3,249)	23,519
Intercompany receivables	10,301	(11,480)	25,391
Gas in storage	(21,503)	1,033	4,717
Gas costs recoverable/refundable through rate adjustments	52,072	11,061	4,392
Accounts payable	(17,569)	25,610	(10,453)
Intercompany payables	8,138	(14,103)	(9,044)
Gas deliverable to customers	29,384	18,993	11,267
Other accrued liabilities	(1,917)	(7,329)	6,379
Accrued interest	434	27	471
Accrued taxes	(3,016)	29	(3,633)
Customer credit balances and deposits	31,351	7,665	5,325
Other	326	288	(952)
Net Cash Provided by (Used in) Operating Activities	80,534	148,440	164,337

Investing Activities:
Capital spending	(92,202)	(73,021)	(67,750)
Decrease (increase) in deposits with broker or trustee	451	(38)	11,080
Proceeds from sale of assets	1,350	3,431	2,478
Other	1,577	2,938	669
Net Cash Provided by (Used in) Investing Activities	(88,824)	(66,690)	(53,523)

Financing Activities:
Proceeds from overdraft facility	885	2,237	666
Retirement of commercial paper	-	(31,000)	(24,949)
Retirement of short-term debt intercompany	(360)	-	(176,400)
Issuance of short-term debt	-	360	-
Issuance of long-term debt	-	47,947	222,575
Retirement of long-term debt	-	(50,000)	(76,500)
Dividends paid on common stock	(15,400)	(51,300)	(56,200)
Proceeds from issuance of common stock	53,935	-	-
Net Cash Provided by (Used in) Financing Activities	39,060	(81,756)	(110,808)

Net Increase (Decrease) in Cash and Cash Equivalents	30,770	(6)	6
Cash and Cash Equivalents at Beginning of Period	-	6	-
Cash and Cash Equivalents at End of Period	$30,770	$-	$6

Supplemental information:
Income taxes paid, net of refunds	$11,531	$28,321	$29,933
Interest paid, net of amounts capitalized	$23,797	$22,391	$19,572

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Revenues	$299,589	$260,461	$222,711

Operating Expenses:
Gas costs	220,300	180,923	144,747
Gas charge settlement	4,300	-	-
Operation and maintenance, excluding
restructuring and environmental costs	37,364	33,713	32,663
Restructuring costs	-	622	882
Environmental costs	2,065	1,863	1,178
Depreciation	5,724	5,716	7,066
Taxes, other than income taxes	16,508	16,578	16,003
Losses (gains) on property sales	-	1	(1,160)
Total Operating Expenses	286,261	239,416	201,379

Operating Income	13,328	21,045	21,332

Other income	1,263	826	392

Other expense	16	112	217

Interest expense	4,071	3,706	3,688

Income Before Income Taxes	10,504	18,053	17,819

Income tax expense	3,797	6,656	6,743

Net Income	$6,707	$11,397	$11,076

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2006	2005
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$374,560	$362,912
Less—Accumulated depreciation	149,832	144,504
Net property, plant and equipment	224,728	218,408
Total Capital Investments—Net	224,728	218,408

CURRENT ASSETS:
Cash and cash equivalents	12,815	10,545
Deposits with broker or trustee	1,930	-
Receivables—
Customers, net of reserve for uncollectible
accounts of $2,127 and $1,455, respectively	12,858	14,209
Intercompany receivables	3,625	39,815
Materials and supplies, at average cost	1,095	1,230
Gas in storage, at last-in, first-out cost	21,744	14,231
Gas costs recoverable through rate adjustments	2,165	1,719
Regulatory assets	24,912	2,001
Other	2,929	371
Total Current Assets	84,073	84,121

OTHER ASSETS:
Prepaid pension costs	2,725	-
Noncurrent regulatory assets	86,815	65,983
Deferred charges and other	1,648	2,677
Total Other Assets	91,188	68,660
Total Assets	$399,989	$371,189

CAPITALIZATION AND LIABILITIES
Total Capitalization (see Consolidated Capitalization Statements)	$170,119	$172,186
CURRENT LIABILITIES:
Accounts payable	14,776	21,879
Intercompany payables	29,620	2,722
Regulatory liabilities	1	32,485
Customer deposits	2,860	2,489
Customer credit balances	11,808	8,761
Accrued taxes	1,271	2,904
Gas deliverable to customers	6,301	4,673
Other accrued liabilities	1,746	3,504
Gas costs refundable through rate adjustments	12,427	264
Accrued interest	1,317	1,284
Total Current Liabilities	82,127	80,965

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	45,745	39,061
Investment tax credits	2,864	2,859
Environmental liabilities	67,900	64,800
Asset retirement obligations	19,257	-
Pension, postretirement and other	11,977	11,318
Total Deferred Credits and Other Liabilities	147,743	118,038
Total Capitalization and Liabilities	$399,989	$371,189

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2006	2005
(In Thousands, Except Shares)
COMMON STOCKHOLDER'S EQUITY:
Common stock, without par value—
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$24,757	$24,757
Retained earnings	76,262	80,555
Accumulated other comprehensive income (loss)	(150)	(2,376)
Total Common Stockholder's Equity	100,869	102,936

LONG-TERM DEBT:
First Mortgage Bonds—
5.00% Series M, due December 1, 2028	29,250	29,250
4.625% Series N-2, due May 1, 2013	40,000	40,000
Total Long-Term Debt	69,250	69,250

Total Capitalization	$170,119	$172,186

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands)	Stock	Earnings	Income (Loss)	Total

For Fiscal Year Ended September 30, 2004
Beginning Balance	$24,757	$80,882	$(2,278)	$103,361
Comprehensive Income
Net income		11,076		11,076
Other comprehensive income
Minimum pension liability adjustment			919	919
Unrealized hedge gain			23	23
Total Comprehensive Income				12,018

Dividends declared on common stock		(11,700)		(11,700)
September 30, 2004 (1)(2)	$24,757	$80,258	$(1,336)	$103,679

For Fiscal Year Ended September 30, 2005
Comprehensive Income
Net income		11,397		11,397
Other comprehensive income
Minimum pension liability adjustment			(1,063)	(1,063)
Unrealized hedge gain			23	23
Total Comprehensive Income				10,357

Dividends declared on common stock		(11,100)		(11,100)
September 30, 2005 (1)(2)	$24,757	$80,555	$(2,376)	$102,936

For Fiscal Year Ended September 30, 2006
Comprehensive Income
Net income		6,707		6,707
Other comprehensive income
Minimum pension liability adjustment			2,203	2,203
Unrealized hedge gain			23	23
Total Comprehensive Income				8,933

Dividends declared on common stock		(11,000)		(11,000)
September 30, 2006 (1)(2)	$24,757	$76,262	$(150)	$100,869

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)
Accumulated other comprehensive income balance is net of $1.5 million and $0.8 million of deferred income tax credits related to minimum pension liabilities at September 30, 2005 and 2004, respectively. At September 30, 2006, there was no minimum pension liability; the related balance in accumulated other comprehensive income was reduced to zero.

(2)
Accumulated other comprehensive income balance is net of $0.1 million, $0.1 million and $0.1 million of deferred income tax credits related to unrealized hedge losses at September 30, 2006, 2005 and 2004, respectively.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Operating Activities:
Net Income	$6,707	$11,397	$11,076
Adjustments to reconcile net income to cash provided by operations:
Depreciation	6,594	6,548	8,403
Deferred income taxes and investment tax credits—net	3,420	6,015	3,095
Pension funding (greater) less than expense	1,495	(6,949)	2,801
Other adjustments	5,815	(1,671)	(270)
Net changes in:
Receivables—net	1,351	(717)	3,398
Intercompany receivables	2,075	9,207	(12,471)
Gas in storage	(7,513)	690	(5,478)
Gas costs recoverable/refundable through rate adjustments	11,717	1,207	(7,349)
Accounts payable	(6,732)	8,968	(348)
Intercompany payables	(64)	(3,498)	(3,840)
Gas deliverable to customers	1,628	1,213	1,164
Other accrued liabilities	(1,757)	1,253	680
Accrued interest	33	14	(6)
Accrued taxes	(4,224)	1,776	1,871
Customer credit balances and deposits	3,418	1,979	409
Other	(1,867)	(1,934)	90
Net Cash Provided by (Used in) Operating Activities	22,096	35,498	3,225

Investing Activities:
Capital spending	(9,418)	(9,815)	(10,592)
Decrease in deposits with broker or trustee	613	-	2,766
Intercompany note receivable	360	(360)	-
Proceeds from sale of assets	-	-	1,250
Other	(10)	(4)	(693)
Net Cash Provided by (Used in) Investing Activities	(8,455)	(10,179)	(7,269)

Financing Activities:
Proceeds from (payment of) overdraft facility	(371)	214	(157)
Issuance of short-term debt	-	-	3,810
Retirement of short-term debt	-	(3,810)	-
Retirement of long-term debt	-	(80)	(15)
Dividends paid on common stock	(11,000)	(11,100)	(11,700)
Net Cash Provided by (Used in) Financing Activities	(11,371)	(14,776)	(8,062)

Net Increase (Decrease) in Cash and Cash Equivalents	2,270	10,543	(12,106)
Cash and Cash Equivalents at Beginning of Period	10,545	2	12,108
Cash and Cash Equivalents at End of Period	$12,815	$10,545	$2

Supplemental information:
Income taxes paid, net of refunds	$3,947	$(1,150)	$3,295
Interest paid, net of amounts capitalized	$3,621	$3,531	$3,456

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: MERGER

On July 8, 2006, WPS Resources Corporation (WPS Resources), Wedge Acquisition Corporation (Sub), a wholly owned subsidiary of WPS Resources, and Peoples Energy Corporation (the Company or Peoples Energy) entered into an Agreement and Plan of Merger (the Agreement).

The Agreement provides for the merger of Sub with and into Peoples Energy (the Merger) on the terms and subject to the conditions set forth in the Agreement, with Peoples Energy continuing as the surviving corporation. As a result of the Merger, Peoples Energy will become a wholly owned subsidiary of WPS Resources, and Peoples Energy shareholders will receive shares of WPS Resources common stock in exchange for their shares of common stock of Peoples Energy. At the effective time of the Merger, each share of common stock of Peoples Energy issued and outstanding immediately prior to the effective time will be cancelled and converted into the right to receive 0.825 shares of common stock of WPS Resources. The companies expect that upon consummation of the Merger Peoples Energy shareholders will own approximately 42.4% of the common stock of WPS Resources and WPS Resources shareholders will own approximately 57.6% of the common stock of WPS Resources.

WPS Resources and Peoples Energy have each made customary representations, warranties and covenants in the Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Agreement and the consummation of the Merger and covenants not to engage in certain kinds of transactions during that period. During such period, Peoples Energy will not declare cash dividends in excess of $0.545 per share per quarter without the prior consent of WPS Resources. Immediately after the effective time of the Merger, WPS Resources will adopt a dividend policy providing for a quarterly dividend of $0.66 per share of WPS Resources common stock, subject to evaluation over time as future business needs dictate. WPS Resources and Peoples Energy have made certain additional customary covenants, including, among others, covenants, subject to certain exceptions, (A) to cause a shareholders meeting to be held to consider approval of the Merger and the other transactions contemplated by the Agreement, (B) not to solicit proposals relating to alternative business combination transactions, and (C) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the shareholders of each of WPS Resources and Peoples Energy, (ii) absence of any material adverse effect, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) absence of any order or injunction prohibiting the consummation of the Merger, (v) the registration statement on Form S-4 shall have become effective, (vi) the shares of WPS Resources common stock issuable to Peoples Energy’s shareholders pursuant to the Agreement and under the employee benefit plans of Peoples Energy shall have been approved for listing on the New York Stock Exchange, (vii) subject to certain exceptions, the accuracy of representations and warranties with respect to WPS Resources’ and Peoples Energy’s business, as applicable, (vii) receipt of customary tax opinions and (viii) receipt of all required statutory approvals from, among others, the FERC, the Federal Communications Commission, and state public service and utility commissions.

The Agreement contains certain termination rights for both WPS Resources and Peoples Energy, and further provides that, upon termination of the Agreement under specified circumstances, a party would be required to pay the other party a termination fee of $45 million. In addition, under specified circumstances each party may be obligated to reimburse the other party for up to $15 million of expenses, which would reduce the amount of any required termination fee payable by that party.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both WPS Resources and Peoples Energy, including the receipt of required regulatory approvals and the approval of the transaction by the shareholders of both WPS Resources and Peoples Energy. On August 2, 2006, WPS Resources, Peoples Energy, Peoples Gas and North Shore Gas jointly filed an application for approval of the Merger with the Commission. The companies seek the expedited consideration of the application by the

Commission, with requested approval by December 28, 2006 so that the Merger could close on or shortly after January 1, 2007. The application indicates that The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas) will further postpone filing rate cases until early 2007, with new rates to take effect in 2008 due to the normal 11-month rate case process in Illinois. On October 31, 2006, Commission Staff and Interveners filed Direct Testimony and opinion on the Merger proposal. On November 13, 2006, the Companies filed rebuttal testimony.

WPS Resources and Peoples Energy filed their joint application for FERC approval on August 15, 2006. The comment period on the FERC filing passed with no comments received. On November 2, 2006, the FERC issued a deficiency letter identifying an item about which additional information was required, and WPS Resources and Peoples Energy responded on November 6, 2006. The comment period for this response was concluded on November 13, 2006. No comments were received.

On August 15, 2006, WPS Resources filed with PSCW for approval of amendments to its “affiliated interest” agreements so that they include and apply to Peoples Energy and its subsidiaries, as appropriate, upon closing of the merger. These agreements govern the provision by and among WPS Resources and its regulated and non-regulated subsidiaries of services, property, and other things of value. Modification of these agreements requires the approval of the PSCW. WPS Resources had concluded that no other PSCW approvals were required prior to the closing of the merger. However, on August 9, 2006, the PSCW issued a notice of investigation of the merger to consider, among other things, whether the PSCW has jurisdiction and pre-approval authority over the merger. Subsequently, the PSCW asserted jurisdiction and pre-approval authority over the merger, and, on September 27, 2006, the PSCW re-noticed the investigatory matter as a contested case proceeding in which it would consider whether the merger is in the public interest and whether certain conditions should be placed upon WPS Resources (and affiliate arrangements within its holding company system) as a result of the merger. WPS Resources acknowledges the PSCW’s continuing jurisdiction from time to time to consider and, if appropriate, impose additional conditions upon Wisconsin public utility holding companies. However, WPS Resources does not believe that the PSCW has jurisdiction and pre-approval authority over the merger, even though the PSCW has asserted such jurisdiction and authority. The PSCW has established a schedule for completion of the proceeding that would accommodate a closing of the merger in the first quarter of 2007. WPS Resources’ participation in the proceeding will be subject to its right to challenge the PSCW’s asserted jurisdiction before the PSCW and on appeal of an adverse PSCW order.

Pursuant to the Agreement, management from both companies jointly selected Integrys Energy Group, Inc. (Integrys) as the new name for the combined company. Upon consummation of the Merger, WPS Resources’ Board of Directors will be comprised of sixteen directors, nine of whom will have been designated by WPS Resources and seven of whom will have been designated by Peoples Energy. Mr. Larry Weyers, currently Chairman, President and Chief Executive Officer of WPS Resources, will remain President and Chief Executive Officer of Integrys following the Merger. Mr. James Boris, currently the Lead Director of Peoples Energy will become the non-executive Chairman of Integrys as of the effective time of the Merger. Upon the consummation of the Merger, WPS Resources will amend bylaws consistent with the foregoing.

On October 9, 2006, the Company identified many of Integrys’ senior leaders, who will manage Integrys after the transaction closes through a holding company, operating companies and a services group. Following the Merger, Integrys will establish its headquarters in Chicago, Illinois. The headquarters of the Integrys’ unregulated energy marketing business will be located in Green Bay, Wisconsin and the headquarters of the utilities’ businesses will be located in the same place as immediately prior to the effective time of the Merger. The headquarters of the oil and gas production business will remain in Houston, Texas.

On October 18, 2006, the WPS Resources registration statement on Form S-4 was made effective by the SEC. On October 25, 2006, the Federal Trade Commission granted termination of the waiting period for the Hart-Scott-Rodino filing for the Merger.

On December 6, 2006, at special meetings of shareholders held by WPS Resources and Peoples Energy, shareholders of both companies approved the proposed merger transaction. WPS Resources’ shareholders also approved an amendment to WPS Resources Corporation’s restated articles of incorporation to change the name of WPS Resources Corporation to Integrys Energy Group, Inc., when the closing of the merger has been completed.

For the fiscal year ended September 30, 2006, the Company incurred merger related costs of $8.9 million, primarily legal, consulting and investment banking fees. Under SFAS No. 141, such costs are expensed as incurred by the Company as the acquired entity in the merger. The Company has recorded the income tax impact of merger costs based upon its current estimate of their ultimate treatment, however, this estimate is subject to change based upon the outcome of future events.

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General
Peoples Energy is a holding company whose income is derived principally from its regulated utility subsidiaries, Peoples Gas and North Shore Gas. The utilities are primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in Chicago and the northeast section of Illinois. Peoples Gas’ and North Shore Gas’ utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71. This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Under this standard, certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates. Other business segments of the Company include Oil and Gas Production, Energy Marketing (both retail and wholesale activity), Energy Assets (primarily power generation), and Corporate and Other.

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

B. Discontinued Operations

The Company announced in February, 2006 its intention to exit the power generation business. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. On May 31, 2006, the Company completed the sale of its 27% interest in the SCEP facility to Exelon Generation Company, LLC. On September 20, 2006, the Company announced that it signed an agreement with J-Power USA Development Co., Ltd. to sell its 50% interest in the Elwood power generation facility and its 100% interest in a fully-permitted power development site, the COB Energy Facility (COB), for $110 million, subject to certain closing adjustments. These sales will complete the divestiture of substantially all power assets owned by Peoples Energy. The Board of Directors of J-Power's parent company approved the transactions on November 30, 2006. Financial results for power generation are now being reported by Peoples Energy as discontinued operations. Through Elwood and COB, the Company owned approximately 700 net Megawatts of power generation assets.

The operating results of the Company’s power generation business were reported under the Power Generation segment and included in consolidated operating income prior to the change in segment reporting described below and the treatment as discontinued operations. Effective in the second quarter of fiscal 2006, the Company reports the results of operations of its power generation business as discontinued operations in accordance with SFAS No. 144. Results of operations and assets for all periods have been reclassified to conform with the discontinued operations presentation.

The following table summarizes the power generation items which are reflected as assets of and deferred credit related to discontinued operations in the Company’s consolidated balance sheets.

	September 30,
	2006	2005
(In Thousands)
Investments in unconsolidated affiliates	$74,071	$115,168
Other investments	10,400	12,245
Property, plant and equipment, net	-	906
Total assets	$84,471	$128,319

Deferred credit	$-	$2,201

The summarized financial results for the Company’s discontinued operations were as follows:

Fiscal Year Ended September 30,	2006	2005	2004
(In Thousands)
Operation and maintenance	$(3,600)	$(2,009)	$(4,055)
Taxes, other than income taxes	(84)	(63)	(104)
Gains on property sales	4,139	-	-
Impairments and losses on property sales	(2,156)	(143)	-
Equity investment income	18,803	20,944	15,481
Income before income taxes	17,102	18,729	11,322
Income tax expense	6,797	7,444	4,500
Income from discontinued operations, net of
income taxes	$10,305	$11,285	$6,822

C. Gas Charge Settlement

On March 28, 2006, the Commission approved orders that settle gas charge reconciliation proceedings for fiscal years 2001 through 2004 for Peoples Energy Corporation and its utility subsidiaries. The orders, which became publicly available March 30, adopt a January 17, 2006 Settlement Agreement and Release, as amended by an Amendment and Addendum dated March 6, 2006 (the Agreement).

Pursuant to the Agreement, Peoples Gas and North Shore Gas agreed to refund (through a credit applied to customer bills) the total sum of $100 million to their customers. In its orders approving the Agreement, the Commission determined that $96 million should be refunded to customers of Peoples Gas and $4 million should be refunded to customers of North Shore Gas. In April 2006, the refund was credited to customer accounts.

Pursuant to the Agreement, Peoples Energy also paid $5 million jointly to the City of Chicago and the Illinois Attorney General in 2006. The Company also agreed to pay up to $5 million per year over the next five years towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (Conservation Programs). The five subsequent payments of up to $5 million shall be paid based upon Conservation Programs to be developed by the City of Chicago and/or the Illinois Attorney General. Peoples Gas and North Shore Gas will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.

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

The Company has reported for the fiscal year ended September 30, 2006 a charge reflecting the terms of the settlement. This charge totaled $107.3 million pretax or $1.68 per share after tax. The charge reflects $100 million in refunds to customers, $10.7 million to reflect a change in the regulatory accounting treatment for fiscal 2005 Hub revenues, $5 million in estimated additional bad debt expense due to termination of collection activity on amounts previously written off and $5 million related to the first payment to the Illinois Attorney General and City of Chicago under the settlement, and is net of approximately $13.3 million in previously recorded liabilities related to the cases. The $107.3 million charge has been allocated $103.0 million to Peoples Gas and $4.3 million to North Shore Gas in accordance with the Order. Accrued liabilities totaling $11.3 million at September 30, 2006 are included in the consolidated balance sheet caption regulatory liabilities under current liabilities. Following is a reconciliation of the total gas charge settlement per the statement of operations and the related liability.

	Total	Peoples Gas	North Shore Gas
(Dollars in Thousands)
Refund	$100,000	$96,000	$4,000
Payment to Illinois Attorney General and City of Chicago	5,000	4,800	200
Hub fiscal 2005 revenues	10,662	10,662	-
Bad debt expense	5,000	4,900	100
Amounts recognized prior to fiscal 2006	(13,332)	(13,332)	-
Gas charge settlement per consolidated statements of operations
for fiscal 2006	$107,330	$103,030	$4,300
Add:
Amounts recognized prior to fiscal 2006	13,332	13,332	-
Interest on Hub fiscal 2005 revenues refundable
and other minor amounts refundable	588	587	1
Less:
Addition to reserve for uncollectible accounts	5,000	4,900	100
Less payments in fiscal 2006:
Refund credited to customer accounts	100,000	96,000	4,000
Payment to Illinois Attorney General and City of Chicago	5,000	4,800	200
Gas charge settlement liability per consolidated balance sheets
at September 30, 2006 (1)	$11,250	$11,249	$1

(1)
Represents 2005 Hub Revenue and related interest that will be refunded to customers pending close of the Commission's review of 2005 gas charge reconciliation and minor amounts to be refunded to customers through the monthly gas charge filings in early fiscal 2007.

See Note 8A for a complete discussion of the gas charge cases and the settlement agreement.

D. Use of Fair Value Measurements

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

(In Millions)	Peoples Energy		Peoples Gas		North Shore Gas
Long-term debt including current portion	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
At September 30, 2006	$894.7	$907.1	$502.0	$499.6	$69.3	$67.4
At September 30, 2005	$895.6	$912.8	$502.0	$499.9	$69.3	$67.4

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

E. Revenue Recognition
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

	September 30,
(In Thousands)	2006	2005
Peoples Gas	$31,247	$32,282
North Shore Gas	5,933	6,136
Peoples Energy Services	21,269	19,362
Consolidated Peoples Energy	$58,449	$57,780

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis, whereby the billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes is included in taxes, other than income taxes on the statement of operations. Revenue tax amounts included in utility revenues are as follows:

	For Fiscal Years Ended September 30,
(In Thousands)	2006	2005	2004
Peoples Gas	$148,462	$133,987	$124,797
North Shore Gas	13,339	13,119	12,125
Consolidated Peoples Energy	$161,801	$147,106	$136,922

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

F. Weather Insurance
The Company was partially protected from the impact of unusually mild weather by a weather insurance program subject to certain deductibles and maximums for fiscal year 2005. The contract settled annually at the fiscal year-end. The insurance proceeds are reported as revenue and the premium is charged to operating expense based on the guidance of EITF 99-02. The Company recorded $3.5 million in weather insurance recovery as revenue in 2005 and no revenue was recorded in 2006 or 2004.

G. Income Taxes
The Company follows the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets (liabilities). (See Note 2K.)

Income taxes allocated to Peoples Gas and North Shore Gas are included in the consolidated tax return of the Company. The separate return method has not been used, but the principles of that method are generally followed. Deferred taxes exist at Peoples Gas and North Shore Gas only if the temporary differences that generate those deferred taxes are derived from assets and liabilities of Peoples Gas and North Shore Gas. Additionally, the taxable income of Peoples Gas and North Shore Gas is the basis for recording current income tax expense and cash payments by each utility. Finally, tax benefits of loss companies, or tax credits from nonutility subsidiaries of the Company, are allocated to those nonutility subsidiaries.

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

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 2006 and 2005, net regulatory income tax assets for both the Company and Peoples Gas amounted to $22.6 million and $23.1 million, respectively. At September 30, 2006 and 2005, net regulatory income tax liabilities for both the Company and North Shore Gas recorded in other liabilities equaled $2.1 million and $2.0 million, respectively.

Investment tax credits have been deferred and are being amortized to income over the remaining book lives of related property.

H. Asset Retirement Obligations

SFAS No. 143
Legal retirement obligations previously identified at the Company under the provisions of SFAS No. 143, related primarily to reserve assets at the Oil and Gas Production segment. Those obligations totaled $2.0 million and $1.6 million at September 30, 2006 and 2005, respectively.

Adoption of FIN 47
The Company adopted the provisions of FIN 47, as of September 30, 2006. Upon adoption of this interpretation, the Company recorded liabilities for conditional asset retirement obligations, which were previously believed to be outside the scope of SFAS No. 143.

As of September 30, 2006, the Company recorded as conditional asset retirement obligations the following amounts:
•	Pipe Removal - Distribution (including asbestos and PCBs in pipes) - $109.0 million
•	Asbestos and PCBs in Property - $0.5 million
•	Above Ground Storage Tanks - $0.8 million

The Company, Peoples Gas and North Shore Gas also recorded an increase in the net carrying value of related property, plant and equipment and an increase in regulatory assets for future retirement costs as part of adopting FIN 47:

			Total
(Millions)	Peoples Gas	North Shore Gas	Peoples Energy
Property, plant and equipment	$22.2	$5.1	$27.3
Accumulated depreciation	(7.9)	(1.7)	(9.6)
Property, plant and equipment, net	14.3	3.4	17.7
Regulatory assets	76.8	15.8	92.6
Asset retirement obligations - adoption of FIN 47	$91.1	$19.2	$110.3

The cumulative effect of adopting FIN 47 has been deferred as a regulatory asset in anticipation that the actual costs to dispose of the assets will be recoverable in future rates. Under SFAS No. 71, regulatory assets are recognized for timing differences between the Company’s recovery of the asset retirement obligations in rates and when the Company recognizes these costs under FIN 47.

If the Company had applied the provisions of FIN 47 as of October 1, 2003, the pro forma impacts on net income and basic and diluted earnings per common share would not be material. The following table lists the pro forma amount of the liability for asset retirement obligations for prior years.

	Gas Distribution		Total
(Millions)	Peoples Gas	North Shore Gas	Peoples Energy
September 30, 2005	$86.2	$18.1	$104.3
September 30, 2004	81.1	17.0	98.1
October 1, 2003	77.4	15.9	93.3

Changes to Asset Retirement Obligation Liabilities
The following table describes all changes to the asset retirement obligations of the Company through September 30, 2006, including the adoption of FIN 47.

	Gas Distribution
(Millions)	Peoples Gas	North Shore Gas	Oil and Gas Production	Total
Asset retirement obligations at October 1, 2003	$-	$-	$0.7	$0.7
Accretion expense	-	-	0.1	0.1
Liabilities incurred	-	-	0.4	0.4
Asset retirement obligations at September 30, 2004	-	-	1.2	1.2
Accretion expense	-	-	0.1	0.1
Liabilities incurred	-	-	0.3	0.3
Asset retirement obligations at September 30, 2005	-	-	1.6	1.6
Accretion expense	-	-	0.1	0.1
Liabilities incurred	-	-	0.4	0.4
Liabilities settled	-	-	(0.1)	(0.1)
Adoption of FIN 47	91.1	19.2	-	110.3
Asset retirement obligations at September 30, 2006	$91.1	$19.2	$2.0	$112.3

I. Property, Plant and Equipment
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

The consolidated provision for depreciation and amortization for the Company, expressed as an annual percentage of the original cost of depreciable property, was 2.7%, 2.7% and 3.0% for fiscal years 2006, 2005 and 2004, respectively. For Peoples Gas the annual percentage was 2.7%, 2.7% and 3.0% for fiscal years 2006, 2005 and 2004, respectively. For North Shore Gas the annual percentage was 1.8%, 1.8% and 2.3% for fiscal years 2006, 2005 and 2004, respectively.

In the case of oil and gas producing properties, the Company is amortizing associated capitalized costs by utilizing the successful efforts method of accounting on the units-of-production method based on estimated proved oil and gas reserves. The fiscal 2006, 2005 and 2004 average rate of depletion was $2.11, $1.87 and $1.69 per Mcfe unit of production, respectively.

At September 30, 2006 and 2005, the Company did not have any exploratory pre-production wells requiring additional major capital expenditures (to determine presence of proved reserves) or any exploratory wells where more than one year had elapsed since the completion of drilling without a determination of well results.

At September 30, 2006 and 2005, the Company had no capitalized exploratory well costs pending determination of proved reserves. A portion of exploration expense recognized in fiscal 2004 relates to the expensing of $2.7 million in costs previously capitalized.

The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. These assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amounts. Fiscal 2006 results from discontinued operations include impairments of $2.1 million. There were no impairments recorded in 2005. Impairments recorded in 2004 were $1.1 million in the Energy Marketing segment.

J. Gas in Storage
The Company’s utility subsidiaries price storage injections except for liquid propane at North Shore Gas at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities except for liquid propane at North Shore Gas are priced on the LIFO cost method. The estimated replacement cost of gas in inventory at September 30, 2006 and 2005 exceeded the LIFO cost by approximately $83.7 million and $583.3 million, respectively. North Shore Gas accounts for liquid propane inventory using the average cost method.

The estimated replacement cost of gas in inventory for Peoples Gas at September 30, 2006 and 2005 exceeded the LIFO cost by approximately $70.9 million and $498.4 million, respectively. The estimated replacement cost of gas in inventory exclusive of the liquid propane for North Shore Gas at September 30, 2006 and 2005 exceeded the LIFO cost by approximately $12.7 million and $84.9 million, respectively. Both Peoples Gas’ and North Shore Gas’ calculation used a year-end Chicago city-gate gas price per Dth of $3.67 for fiscal 2006 and $11.70 for fiscal 2005.

The Energy Marketing and Energy Assets segments account for gas in inventory using the average cost method. A portion of gas in storage for Energy Marketing is reported at fair value to reflect the effects of fair value hedge accounting in accordance with SFAS No. 133.

K. Regulated Operations
Peoples Gas’ and North Shore Gas’ utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71. This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent probable future revenue associated with certain incurred costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenue or refunds to customers.

The table below summarizes the regulatory assets and liabilities of Peoples Gas and North Shore Gas that were reflected on the Consolidated Balance Sheets.

	Peoples Gas		North Shore Gas
	September 30,		September 30,
	2006	2005	2006	2005
(In Thousands)
Regulatory assets of subsidiaries
Environmental costs, net of recoveries (see Note 7A)	$243,990	$248,520	$69,225	$65,834
Asset retirement obligations (Note 2H)	76,804	-	15,771	-
Income tax (see Note 2G)	22,550	23,120	-	-
Gas costs recoverable through rate adjustments	4,514	6,889	2,165	1,719
Discount, premium, expenses and loss on reacquired bonds	11,755	12,208	2,039	2,150
Gas costs hedging program (see Note 2L)	131,410	-	24,692	-
Other	466	393	-	-
Total regulatory assets of subsidiaries	491,489	291,130	113,892	69,703

Regulatory liabilities of subsidiaries
Income tax (see Note 2G)	-	-	2,117	2,001
Gas costs hedging program (see Note 2L)	-	167,125	-	32,563
Gas charge settlement (see Note 2C)	11,249	-	1	-
Gas costs refundable through rate adjustments	49,726	29	12,427	264
Total regulatory liabilities of subsidiaries	60,975	167,154	14,545	34,828

Net regulatory assets and liabilities of subsidiaries	$430,514	$123,976	$99,347	$34,875

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

Gas costs recoverable and refundable through rate adjustments represent the regulatory assets and liabilities, respectively, that result from the annual proceedings conducted by the Commission regarding the reconciliation of revenues from the Gas Charge and related gas costs. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings (see Note 8A).

Peoples Gas and North Shore Gas use derivative instruments to manage each utility’s respective cost of gas supply. SFAS No. 71 allows for MTM derivative gains and losses to be recorded as regulatory assets or regulatory liabilities. Realized gains and losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

Costs related to utility asset retirement obligations under SFAS No. 143 and FIN 47 are recoverable from utility customers. The Commission previously has approved Company recovery of significant retirement (decommissioning) costs through the establishment of a regulatory asset. Amounts charged to customers for the costs related to the retirement of long-lived assets may differ from the period costs recognized in accordance with SFAS No. 143 and FIN 47 and, therefore, may result in a difference in the timing of recognition of period costs for financial reporting and rate-making purposes. Under the requirements of SFAS No. 71, the Company’s utility subsidiaries have recognized a regulatory asset for this difference.

Certain regulatory assets do not result from cash expenditures, and therefore do not represent investments included in rate base or have offsetting liabilities that reduce the rate base of the utilities. Incremental environmental costs incurred and not yet recovered from customers and recoverable gas costs, which are generally recovered within one year, are not included in rate base. However, the Company is allowed to recover a carrying cost for amounts spent but not yet collected from customers. The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the Commission.

L. Derivative Instruments and Hedging Activities
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

Cash Flow Hedges. The Company has positions in oil and gas reserves, natural gas, and transportation as part of its Oil and Gas Production and Energy Marketing businesses, and related to its company use gas in the Gas Distribution segment. The Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by commodity price changes in the marketplace. These instruments are designated as cash flow hedges, which allow for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from commodity cash flow hedges are recorded in revenues or cost of energy sold in the statement of operations in the same month the related physical sales or purchases are recorded in the statement of operations.

Cash flow hedge accounting is discontinued when it is no longer probable that the original forecasted transactions will occur. The carrying value of contracts which no longer qualify for hedge accounting are prospectively marked-to-market, with the change in value recorded in each reporting period in the statement of operations. If the original forecasted transactions are probable of not occurring, any amounts previously recorded in other comprehensive income are immediately recorded in the statement of operations. In fiscal 2005, the Company recognized a pretax loss of $0.3 million against revenues in the statement of operations related to the discontinuance of oil cash flow hedges for which the forecasted transactions are probable of not occurring. In addition, cash flow hedge ineffectiveness can result from differences in critical terms (such as location) between the hedging instrument and the hedged transaction and result in the immediate recognition of gains or losses recorded in revenues. Hedge ineffectiveness pretax gains totaled $7.4 million in fiscal 2006 and were due primarily to the reversal of MTM ineffectiveness recorded in previous years in the Oil and Gas Production segment. Any actual ineffectiveness realized is reflected in revenue as an offset to this gain. Hedge ineffectiveness pretax losses totaled $8.2 million in fiscal 2005 and were due primarily to unusually wide differentials between NYMEX prices and field prices in the Oil and Gas Production segment subsequent to hurricanes Katrina and Rita.

The following table summarizes selected information related to cash flow hedges included in the Consolidated Statement of Operations and Balance Sheet through September 30, 2006.

		Interest	Partnership
(In Thousands)	Commodities	Rate	Transactions	Total
2006
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income	$4,481	$-	N/A	$4,481
Accumulated other comprehensive income (loss) after tax at
September 30, 2006	$(15,928)	$(431)	$(3,039)	$(19,398)
Portion of accumulated other comprehensive income (loss)
expected to be reclassified to earnings during the next
12 months based on prices at September 30, 2006	$(14,794)	$(65)	N/A	$(14,859)
Maximum term	78 months	79 months

2005
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income	$(4,967)	$-	N/A	$(4,967)
After-tax gains (losses) resulting from discontinuance of
cash flow hedges	$(196)	$-	$-	$(196)
Accumulated other comprehensive income (loss) after tax at
September 30, 2005	$(117,542)	$(497)	$(4,643)	$(122,682)

2004
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income	$(987)	$-	N/A	$(987)
Accumulated other comprehensive income (loss) after tax at
September 30, 2004	$(52,603)	$(562)	$(4,244)	$(57,409)
Mark-to-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71 allows for these MTM derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

Fair Value Hedges. The Company uses financial hedges to protect the value of a portion of Energy Marketing’s gas in storage and these are accounted for as fair value hedges. The change in value of these hedges, along with the offsetting change in value of the inventory hedged (to the extent the hedge is effective), are recorded on the statement of operations in each reporting period's cost of energy sold.

The Energy Marketing segment recorded in fiscal 2006 and 2005 $3.2 million and $3.3 million in MTM losses, respectively, related to the application of fair value hedge accounting to certain retail storage inventory transactions. The segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which this segment is using for certain storage activity, the MTM adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked to market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. This accounting loss will reverse next year as the volumes are withdrawn from storage.

The Company also uses certain financial instruments to adjust the portfolio composition of its debt from fixed-rate to floating-rate debt. These derivative instruments are accounted for as fair value hedges. The change in value of these hedges along with the offsetting change in value of the debt hedged (to the extent the hedge is effective) are recorded in each reporting period in interest expense in the statement of operations.

M. Related Party Transactions
Peoples Energy Corporation provides administrative services for its subsidiaries. These services include purchasing, accounting, finance and treasury, tax, information technology, auditing, insurance and pension administration, human resources and other miscellaneous services. Costs for these services amounted to $83.1 million, $69.0 million and $79.3 million in fiscal 2006, 2005 and 2004, respectively. Specific and systematic cost allocation methodologies are used to allocate the costs and include such factors as payroll, number of employees, space occupied and capital investment.

Peoples Gas also provides certain billing, cash receipts processing, customer care, gas transportation and other services to North Shore Gas and bills for services rendered. Peoples Gas billings to North Shore Gas were $6.6 million; $6.1 million and $6.7 million for fiscal years 2006, 2005 and 2004, respectively.

Intercompany receivables and payables at Peoples Gas and North Shore Gas at September 30, 2005 and 2004 primarily represent MTM gains on derivative instruments (see Note 2L) executed by the Company on behalf of its utility subsidiaries. Intercompany payables at Peoples Gas and North Shore Gas also relate to administrative service provided by the Company.

For the fiscal years ended 2006, 2005 and 2004, Peoples Energy Resources sold natural gas to Elwood for use at the Elwood power generation facility in the amounts of $20.4 million, $44.1 million and $13.7 million, respectively. Peoples Energy Resources had $0.8 million and $9.4 million in accounts receivable from Elwood at September 30, 2006 and 2005, respectively. These sales will cease in fiscal 2007 after the sale of Elwood (see Note 2B), however, the impact on income from continuing operations will not be material to the Company's consolidated financial statements. At September 30, 2006, the Company had a 50% equity interest in Elwood. (See Note 5.)

N. Statement of Cash Flows
For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company’s cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $14.0 million and $9.1 million as of September 30, 2006 and 2005, respectively. For Peoples Gas, the overdraft amounts in accounts payable at September 30, 2006 and 2005 were $8.0 million and $7.1 million, respectively. North Shore Gas’ overdraft amount in accounts payable at September 30, 2006 and 2005, was zero and $0.4 million, respectively.

Noncash investing and financing activities in fiscal 2006 include the Company’s recognition of conditional asset retirement obligations under FIN 47 and related additional investments in property plant and equipment and regulatory assets. (See Note 2H for a discussion of the impact of adoption of FIN 47 on the Company, Peoples Gas and North Shore Gas.)

O. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is still evaluating whether the requirements of FIN 48 will have a significant effect on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is still evaluating whether the requirements of SFAS No. 157 will have a significant effect on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company expects that the requirements of SFAS No. 158 may have a significant effect on its balance sheet (with a combined reduction to accumulated other comprehensive income or increase in regulatory assets estimated to be about $150 million based on current market and employee data). The Company will also be required to move its measurement date from June 30th to September 30th. As the actual impact of adopting SFAS No. 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of September 30, 2007, the above estimated amount may not be reflective of the actual impact of the adoption.

In September 2006, the SEC issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in evaluating whether current year financial statements are materially misstated. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements.

P. Contingencies, Indemnities and Commitments
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

3: BUSINESS SEGMENTS

Change in Segment Reporting
Beginning in fiscal 2006, the Company restructured the management and operations of certain of its businesses and has realigned its segment reporting to match these changes. The financial data by business segment presented below has been reclassified to conform with the new reportable segments. The Company's reportable segments are Gas Distribution (including Peoples Gas hub operations, formerly included as part of Midstream Services), Oil and Gas Production, Energy Assets, Energy Marketing (both retail and wholesale activity, formerly included as Retail Energy Services and part of Midstream Services, respectively), and Corporate and Other.

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Financial data by business segment is presented below.

					Corporate
	Gas	Oil and Gas	Energy	Energy	and
(In Thousands)	Distribution	Production	Marketing	Assets	Other	Adjustments	Total
12 Months Ended September 30, 2006
Revenues (1)	$1,921,880	$126,750	$960,693	$13,540	$-	$(4,893)	$3,017,970
Cost of energy sold	1,272,633	-	928,640	9,032	-	(5,992)	2,204,313
Gas charge settlement	107,330	-	-	-	-	-	107,330
Operation and maintenance, excluding merger,
gas charge settlement and environmental costs	275,944	36,362	20,916	1,902	14,553	1,099	350,776
Merger costs	-	-	-	-	8,944	-	8,944
Environmental costs	33,654	-	-	-	-	-	33,654
Depreciation, depletion and amortization	62,574	52,479	1,606	356	1,388	-	118,403
Taxes, other than income taxes	183,329	14,553	560	119	2,357	-	200,918
(Gains) losses on property sales and impairments, net	(860)	10	12	365	137	-	(336)
Equity investment income (2)	-	7,751	-	-	67	-	7,818
Operating income (loss)	$(12,724)	$31,097	$8,959	$1,766	$(27,312)	$-	$1,786
Income (loss) from discontinued operations, net of income taxes	$-	$-	$-	$10,324	$(19)	$-	$10,305
Segment capital assets of continuing operations, net (3)	$1,637,198	$532,742	$3,596	$5,176	$8,127	$-	$2,186,839
Investments in equity investees (4)	$-	$-	$-	$250	$-	$-	$250
Capital spending (5)	$101,620	$238,169	$31	$315	$3,316	$-	$343,451
12 Months Ended September 30, 2005
Revenues (1)	$1,688,674	$100,602	$805,515	$9,482	$-	$(4,688)	$2,599,585
Cost of energy sold	1,034,376	-	773,565	4,480	-	(7,052)	1,805,369
Operation and maintenance, excluding
restructuring and environmental costs	257,652	28,972	16,012	2,926	11,809	2,364	319,735
Restructuring costs	-	-	-	-	13,141	-	13,141
Environmental costs	30,437	-	-	-	-	-	30,437
Depreciation, depletion and amortization	61,894	45,764	1,797	485	948	-	110,888
Taxes, other than income taxes	169,072	12,399	648	139	1,948	-	184,206
(Gains) losses on property sales and impairments, net	(2,092)	(983)	22	(275)	8	-	(3,320)
Equity investment income (2)	-	2,403	-	-	7,885	-	10,288
Operating income (loss)	$137,335	$16,853	$13,471	$1,727	$(19,969)	$-	$149,417
Income (loss) from discontinued operations, net of income taxes	$-	$-	$-	$11,304	$(19)	$-	$11,285
Segment capital assets of continuing operations, net (3)	$1,586,174	$347,606	$5,495	$5,525	$6,244	$-	$1,951,044
Investments in equity investees (4)	$-	$10,317	$-	$-	$10,534	$-	$20,851
Capital spending (5)	$82,836	$74,155	$148	$956	$2,827	$-	$160,922
12 Months Ended September 30, 2004
Revenues (1)	$1,502,083	$123,777	$631,774	$6,432	$178	$(4,045)	$2,260,199
Cost of energy sold	868,518	-	601,098	3,749	94	(5,682)	1,467,777
Operation and maintenance, excluding
restructuring and environmental costs	253,233	28,846	17,201	861	21,219	1,637	322,997
Restructuring costs	-	-	-	-	17,000	-	17,000
Environmental costs	17,384	-	-	-	-	-	17,384
Depreciation, depletion and amortization	68,939	47,338	1,914	315	480	-	118,986
Taxes, other than income taxes	156,350	9,884	517	53	3,130	-	169,934
(Gains) losses on property sales and impairments, net	(3,499)	(99)	1,165	(121)	7	-	(2,547)
Equity investment income (2)	-	3,729	-	-	632	-	4,361
Operating income (loss)	$141,158	$41,537	$9,879	$1,575	$(41,120)	$-	$153,029
Income (loss) from discontinued operations, net of income taxes	$-	$-	$-	$6,841	$(19)	$-	$6,822
Segment capital assets of continuing operations, net (3)	$1,571,966	$319,099	$7,227	$5,718	$4,374	$-	$1,908,384
Investments in equity investees (4)	$-	$19,150	$-	$-	$3,674	$-	$22,824
Capital spending (5)	$78,245	$102,376	$1,818	$964	$3,440	$-	$186,843

(1)	Oil and Gas Production revenues are net of gains and losses from hedging activities.
(2)	Excludes equity investment income from discontinued operations. See Note 5.
(3)	Excludes segment assets of discontinued operations at September 30, 2006, 2005 and 2004 of $9,490, $12,209 and $10,783, respectively.
(4)	Excludes investments in equity investees of discontinued operations at September 30, 2006, 2005 and 2004 of $74,071, $115,168 and $112,995, respectively.
(5)	Excludes capital spending relating to assets of discontinued operations at September 30, 2006, 2005 and 2004 of $566, $1,836 and $2,546 respectively.

The table below reconciles the Company’s net capital investments reported on the Consolidated Balance Sheets to segment totals:

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Capital investments
Segment capital assets of
continuing operations, net	$2,186,839	$1,951,044	$1,908,384
Investments in equity investees	250	20,851	22,824
Other investments not included in
above categories	8,577	9,135	7,966
Total capital investments—net	$2,195,666	$1,981,030	$1,939,174

4: RESTRUCTURING CHARGE

During the fourth quarter of fiscal 2004, the Company commenced a restructuring plan to enhance operating efficiency and customer service and to mitigate the impact of rising operating costs on utility customers, while maintaining solid financial results for the Company. The restructuring activities were designed to result in a reduction of over 100 nonunion permanent positions at all levels in the utility business and corporate support functions. An enhanced voluntary termination severance package was offered to nonunion employees including a termination allowance of three weeks' pay for each completed year of service up to a maximum of 52 weeks of pay, outplacement assistance, enhanced educational assistance, and reduced Consolidated Omnibus Budget Reconciliation Act (COBRA) rates. Approximately 300 employees accepted the package, resulting in about 200 open positions, some of which have been filled in fiscal 2005 and 2006.

The restructuring activities were substantially completed by September 30, 2004. The restructuring plan resulted in aggregate costs of $17.0 million to the Consolidated Statement of Operations for fiscal 2004. Included in this amount were costs of $9.7 million and $0.9 million related to Peoples Gas and North Shore Gas, respectively, based primarily upon severance payments and related employer payroll taxes at each respective utility. The table below summarizes the total Company charge by major type of cost.

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

In fiscal 2005, the Company recorded $13.1 million for pension settlements and curtailments, net of capitalized amounts, associated with the restructuring plan described above (see Note 11). Included in this amount were charges of $8.8 million and $0.6 million for Peoples Gas and North Shore Gas, respectively. As the Company’s pension plan measurement year ends June 30, these restructuring costs for settlements and curtailments subsequent to June 30, 2004 were required to be recognized in fiscal 2005.

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

On May 31, 2006 the Company completed the sale of its interest in the SCEP facility and recognized a pretax gain of $4.1 million. On September 20, 2006, the Company announced that it signed an agreement with J-Power to sell its 50% interest in Elwood by December 2006. (See Note 2B.)

In fiscal 2006 Peoples Energy Production, through its equity investment in EnerVest Energy, L.P. (EnerVest), recognized a $7.8 million gain related to the sale of all remaining properties in the partnership. The partnership is in the process of winding up its affairs. Peoples Energy Production has no remaining capital investment commitments with the EnerVest partnership.

On September 30, 2005, Trigen-Peoples District Energy Company (Trigen-Peoples), a 50%-50% partnership between the Company and Trigen Energy Company (Trigen), sold its district heating and cooling plant. The Company liquidated its partnership with Trigen effective with the sale of the plant.

The following table summarizes the combined partnership financial results and financial position of the Company’s unconsolidated equity method investments (including investments reported by the Company as discontinued operations).

	For Fiscal Years Ended
	September 30,
(In Thousands)	2006	2005	2004
Revenues	$103,212	$212,774	$175,284
Operating income	59,409	105,141	86,664
Interest expense	28,847	37,302	38,594
Net income	32,016	74,646	47,288

Current assets	58,643	107,927	72,103
Noncurrent assets	439,490	666,527	745,485
Current liabilities	29,647	57,923	47,962
Noncurrent liabilities	322,081	397,826	448,973

The following table summarizes the Company’s equity method investment ownership percentage and its equity share of the net income shown in the previous table.

		Ownership Percentage			Equity Investment Income
					For Fiscal Years Ended
(In Thousands)		At September 30,			September 30,
Investment	Segment	2006	2005	2004	2006	2005	2004
EnerVest	Oil and Gas	23%	30%	30%	$7,751	$2,403	$3,729
Trigen-Peoples	Corporate and Other	N/A	50	50	67	7,885	632
Equity investment income from
continuing operations					7,818	10,288	4,361
Elwood	Energy Assets	50	50	50	15,782	15,528	9,768
SCEP	Energy Assets	N/A	28	29	3,021	5,416	5,713
Equity investment income from
discontinued operations					18,803	20,944	15,481
Total equity investment income					$26,621	$31,232	$19,842

Undistributed partnership income included in the
Company's retained earnings at the end of each period					$25,461	$30,249	$20,099

6: CONCENTRATION OF CREDIT RISK

Peoples Gas provides natural gas service to approximately 815,000 customers within Chicago. North Shore Gas provides natural gas service to about 156,000 customers within approximately 275 square miles in northeastern Illinois. Credit risk for the utility companies is spread over a diversified base of residential, commercial and industrial customers.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers’ payment records are continually monitored and credit deposits are required, when appropriate.

Peoples Energy Services, one of the Company’s Energy Marketing subsidiaries, sells natural gas to approximately 37,100 commercial, industrial and residential customers in northern Illinois, Michigan, Ohio, and New York. It also sells electricity to approximately 3,400 commercial and industrial customers in Illinois. Customers’ payment records are continually monitored and credit deposits are required, when appropriate. Peoples Energy Wholesale Marketing, also included in the Company’s Energy Marketing segment, buys and sells natural gas through a variety of counterparties.

The Company has ownership interests in one natural gas-fired power plant, Elwood at 50%. Elwood’s plant capacity and output has been sold on a long-term basis to two counterparties: Constellation and Exelon. This activity is included in the Energy Assets segment as discontinued operations.

In August 2006, S&P and Moody’s ratings on Elwood’s bonds were upgraded to BB- and Ba1, respectively, with a stable outlook.

As of September 30, 2006, Peoples Energy Production, the Company’s Oil and Gas Production subsidiary, operated 394 wells with approximately 30% of the production from these wells being sold to a single marketer, Cima Energy LLC. In addition, the Company owns nonoperated interests in 359 wells, which are managed by 45 operators.

7: ENVIRONMENTAL MATTERS

A. Former Manufactured Gas Plant
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

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a record of decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. North Shore Gas and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires North Shore Gas and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million. The soil component of the remedial action was completed in August 2005. The groundwater component of the remedial action is undergoing design and is expected to begin in 2007. The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

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

With respect to portions of certain other sites in the City of Chicago (Chicago), Peoples Gas has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require Peoples Gas to perform extensive investigations or remediations. These demands include notice letters sent to Peoples Gas by River Village West. These letters informed Peoples Gas of River Village West's intent to file suit under RCRA seeking an order directing Peoples Gas to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005), seeks an order directing Peoples Gas to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. Peoples Gas is currently engaged in settlement discussions with River Village West.

In August 2006, an individual filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under RCRA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-4465 (N.D. Ill. 2006), seeks an order directing Peoples Gas to remediate the Willow Street Station former manufactured gas plant site which is located along the Chicago River. Peoples Gas has filed an answer and the court has set a scheduling order. In October 2006, the same individual filed another suit in the United States District Court for the Northern District of Illinois under RCRA and CERCLA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-5901 (N.D. Ill. 2006), seeks an order directing Peoples Gas to remediate the following four former manufactured gas plant sites, which are located on or near the Chicago River: 22nd Street Station, Division Street Station, Hawthorne Station, and North Shore Avenue Station. This individual has also notified Peoples Gas of his intent to file suit under RCRA and CERCLA seeking an order directing Peoples Gas to remediate the following two former manufactured gas plant sites: Calumet Station and North Station.

The utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At September 30, 2006, regulatory assets (stated in current year dollars) were recorded in the following amounts: for Peoples Gas, $244 million; for North Shore Gas, $69 million; and for the Company on a consolidated basis, $313 million. Each of the foregoing amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence as follows: for Peoples Gas, $201 million; for North Shore Gas, $68 million; and for the Company on a consolidated basis, $269 million. Management also estimates that additional costs in excess of the recorded liabilities are reasonably possible in the following amounts: for Peoples Gas, $113 million; for North Shore Gas, $79 million; and for the Company on a consolidated basis, $192 million.

Management's foregoing estimates are developed with the aid of probabilistic modeling. They are based upon an ongoing review and judgment by management of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. The liabilities recorded reflect the costs of all activities estimated, as a result of this analysis, to have a 75% or greater likelihood of occurrence. The additional costs described above as reasonably possible reflect the difference between the costs reflected in the liabilities for manufactured gas sites and costs that would result from the use of a lower probability threshold determined for each subsidiary by management after considering the sites included for that subsidiary. Because these estimates reflect future expenditures, they are sensitive to changes in assumptions with respect to the probability and magnitude of the various factors used in the modeling. The estimates are also affected by changes that result from the Company's actual experience in remediating the sites.

Actual costs, which may differ materially from these estimates, will depend on several factors including whether contamination exists at all sites, the nature and extent of contamination and the level of remediation that may be required. Other factors that may affect such costs include, but are not limited to, changes in remediation technology, fluctuations in unit costs and changes in environmental laws and regulations. With respect to certain sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. Management does not believe that the utility subsidiaries are legally required to comply with such demands. However, if the subsidiaries were required to do so at all of the sites that have not been remediated, the Company currently estimates that its aggregate maximum potential liability would be approximately $420 million higher than the total of the recorded liabilities and estimates of additional reasonably possible costs indicated above.

Each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Illinois Commerce Commission (Commission) which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the Commission during a reconciliation proceeding for such fiscal year. Costs are expensed in the statement of operations in the same period they are billed to customers and recognized as revenues.

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

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. In August 2002, the agreement was approved by the District Court for the District of Colorado. Under the terms of the agreement, Shattuck agreed to pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

The remediation of the site was completed in July 2006. According to U.S. EPA, all radioactive waste has been removed and the site has been deemed protective of human health and the environment.

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

C. Other

The Company has identified other sites on which the Company’s subsidiaries, their predecessors and affiliates have conducted operations which may have resulted in releases of contaminants to the soil and groundwater. While the Company does not expect to be required to investigate or remediate these sites, it cannot determine the matter with certainty. In the event that the Company incurs costs in connection with the investigation or remediation of these sites, it would seek reimbursement from other responsible parties, if any, and, if appropriate, through the utilities’ rates for utility services.

8: GAS CHARGE RECONCILIATION PROCEEDINGS AND RELATED MATTERS

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

The Commission issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 - 2004 costs. The recommendation that proceedings for Peoples Gas’ and North Shore Gas’ fiscal 2000 be reopened was made moot by approval of the settlement. The orders adopted a January 17, 2006 Settlement Agreement and Release among and between Peoples Energy, Peoples Gas, Peoples MW, LLC, Peoples Energy Resources Company, LLC and North Shore Gas (collectively, the Peoples Companies), the People of the State of Illinois through Lisa Madigan, Illinois Attorney General (AG), the Chicago and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (the Agreement).

The Agreement provides for the following:

(i)
Peoples Gas and North Shore Gas agreed to refund the total sum of $100 million to their customers (the Refund). In its orders approving the Agreement, the Commission determined that $96 million should be refunded to customers of Peoples Gas and $4 million should be refunded to customers of North Shore Gas. Pursuant to the orders, on April 6, 2006, Peoples Gas and North Shore Gas filed informational statements with the Commission showing the amount of the refund to various customer classes. In April 2006, the refund was credited to customer accounts.

(ii)
Peoples Energy agreed to pay to the City and the AG, jointly $5 million. The Company also agrees to pay up to $5 million per year over the next five years towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (Conservation Programs). The five subsequent payments of up to $5 million shall be paid based upon Conservation Programs to be developed by the City of Chicago and/or the Illinois Attorney General. The Conservation Programs will have the purpose of providing energy and natural gas conservation programs for residents within Peoples Gas’ and North Shore Gas’

service areas and will have the goal of reducing those residents’ energy usage and costs. Peoples Gas and North Shore Gas will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.

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

(vi)	Peoples Gas and North Shore Gas agreed to implement recommendations proposed by the Commission’s staff and the intervenors to conduct internal and external audits of their gas procurement practices.

The terms of the Agreement expressly provide that nothing in the Agreement, or any acts performed or documents executed in furtherance of the Agreement, shall constitute or may be used as an admission of liability against Peoples Energy or its utility subsidiaries. The Commission’s orders effectively adopted the provisions of the Agreement as a resolution on the merits of the differences between the parties concerning the gas charge reconciliation matters related to the years 2000 through 2004 for Peoples Energy, Peoples Gas and North Shore Gas and also made other findings and conclusions.

See Note 2C for a summary of significant accounting matters related to the settlement.

Fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005. Peoples Gas and North Shore Gas each filed direct testimony. These cases were heard and continued to February 22, 2007. Commission Staff and Intervener Direct Testimony is due January 18, 2007. The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases, except for Peoples Gas' agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ gas charges.

B. Class Action
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

Based upon the settlement and dismissal of Peoples Gas’ fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006 ruled to limit the potential class members in the suit seeking damages to those persons who were customers during the time that Peoples Energy’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. The court also denied Peoples Gas’ motion to dismiss the case to the extent that the complaint seeks punitive damages (which could not have been obtained in the administrative reconciliation cases). Plaintiffs have filed a third amended complaint and a motion for class certification, to which the Company is in the process of responding. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

9: OTHER LITIGATION

A. Corrosion Control Inspection Proceeding

State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines. On April 19, 2006 the Commission initiated a citation proceeding related to such inspections that were required to be performed by Peoples Gas during 2003 and 2004, but which were not completed in the requisite timeframe. On November 3, 2006, Peoples Gas and all intervening parties filed a stipulation to settle the Commission proceeding, and the Commission Staff separately filed in support of the stipulation. Under the stipulation, Peoples Gas agreed that it was not in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with Commission pipeline safety regulations, become compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance and hold meetings with the City of Chicago to exchange information. If approved by the Commission, the stipulation will resolve only the Commission proceeding and does not constitute a release related to any civil or criminal laws. Peoples Gas has recorded a liability of $1 million associated with this settlement.

On May 16, 2006, the Attorney General of the State of Illinois served a subpoena requesting documents relating to Peoples Gas' corrosion inspections. Peoples Gas' counsel has met with representatives of the Attorney General’s office and are providing documents relating to the subpoena. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

On July 10, 2006, the U. S. Attorney for the Northern District of Illinois served a grand jury subpoena on Peoples Gas requesting documents relating to Peoples Gas' corrosion inspections. Peoples Gas' counsel has met with the U.S. Attorney's office and are providing documents relating to corrosion inspections. Discussions between the U.S. Attorney and counsel for Peoples Gas are ongoing. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

B. Builders Class Action

In June 2005, a purported class action was filed against the Company by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that Peoples Gas and North Shore Gas were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits. The parties are attempting to resolve this matter through mediation. The Company, Peoples Gas and North Shore Gas also have filed two currently pending motions to dismiss the lawsuit. The Company and the utility subsidiaries believe they have meritorious defenses and intend to vigorously defend against the class action lawsuit. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

10: OTHER COMMITMENTS AND CONTINGENCIES

A. Guarantees and Letters of Credit
As of September 30, 2006, the Company had issued approximately $34.6 million of guarantees related to its unconsolidated equity investments as presented in the table below. In addition, the Company has authorized the issuance of standby letters of credit by financial institutions in the amount of $6.7 million as of September 30,

2006. Surety bonds totaling $1.6 million were issued by the Company as of September 30, 2006. The Company enters into these arrangements to secure financing and facilitate commercial transactions by its investees and subsidiaries with third parties. The Company is not required to record liabilities associated with these obligations in the Consolidated Financial Statements. No such liabilities have been recognized as of September 30, 2006.

Unconsolidated Equity Investee	Nature of Guarantee	Amount (In millions)	Expected Expiration Date

Elwood	Operational	$ 20.9	August 31, 2017
Elwood	Debt service	13.7 (1)	July 5, 2026
Total		$ 34.6

(1)	Based on the amount of the next semi-annual debt service payment as of September 30, 2006. The amount of guarantee varies throughout the life of the loan, but cannot exceed $16.5 million.

The Company's equity interests in Elwood have also been pledged as collateral for the benefit of Elwood's bondholders.

At September 30, 2006, Peoples Gas and North Shore Gas had no material letters of credit or surety bonds and no outstanding guarantees.

B. Purchase Commitments
Peoples Gas and North Shore Gas have purchase commitments for gas purchase, storage and transportation as well as materials, supplies, services and property, plant and equipment as part of the normal course of business. Certain contracts contain penalty provisions for early termination. The Company does not expect potential payments under these provisions to materially affect results of operations or its financial condition in any individual year. Purchase obligations are summarized below in Note 10D.

C. Operating Leases
The Company and subsidiaries lease office space under agreements that expire in various years through 2016. During fiscal 2003, the Company extended the lease for its headquarters for an additional five years to August 31, 2014. The rental obligations consist of a base rent plus operating expenses and taxes. Rental expenses for the Company under operating leases were $8.3 million, $8.6 million and $8.7 million for fiscal years 2006, 2005 and 2004, respectively. Rental expenses for Peoples Gas under operating leases were $2.6 million, $2.6 million and $3.6 million for fiscal years 2006, 2005 and 2004, respectively. Rental expenses for North Shore Gas under operating leases were insignificant. The minimum rental commitments payable in future years under all noncancelable leases for the Company and Peoples Gas are summarized below in Note 10D.

D. Contractual Obligations
The following table summarizes Peoples Energy’s, Peoples Gas’ and North Shore Gas’ minimum contractual cash obligations as of September 30, 2006.

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Peoples Energy (consolidated)	Total	1 Year	Years	Years	5 Years
Total debt (See Note 14)	$1,204.4	$309.7	$-	$373.5	$521.2
Estimated interest payments on debt (1)	631.5	46.7	93.4	79.3	412.1
Operating leases (See Note 10C)	35.2	3.9	8.2	8.6	14.5
Purchase obligations (2)	1,108.8	471.9	407.1	96.9	132.9
Minimum pension funding (3) (See Note 11)	92.8	-	26.1	33.3	33.4
Total contractual cash obligations	$3,072.7	$832.2	$534.8	$591.6	$1,114.1

Peoples Gas
Total debt (See Note 14)	$502.0	$-	$-	$50.0	$452.0
Estimated interest payments on debt (1)	485.9	21.2	42.5	39.5	382.7
Operating leases (See Note 10C)	26.3	3.2	6.5	6.9	9.7
Purchase obligations (2)	353.0	76.4	109.9	68.0	98.7
Total contractual cash obligations	$1,367.2	$100.8	$158.9	$164.4	$943.1

North Shore Gas
Total debt (See Note 14)	$69.3	$-	$-	$-	$69.3
Estimated interest payments on debt (1)	45.8	3.3	6.6	6.6	29.3
Operating leases (See Note 10C)	-	-	-	-	-
Purchase obligations (2)	79.2	17.7	28.6	9.9	23.0
Total contractual cash obligations	$194.3	$21.0	$35.2	$16.5	$121.6

(1)	Includes interest on fixed and adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at September 30, 2006.
(2)	Includes gas purchases, storage, transportation, information technology-related and miscellaneous long-term and short-term capital purchase commitments.
(3)
Minimum pension funding is an estimate of the contributions that would be required pursuant to the Employee Retirement Income Security Act to fund benefits earned as of October 1, 2006. Additional contributions may be made to fund benefits accruing after October 1, 2006, or on a discretionary basis.

11: RETIREMENT AND POSTRETIREMENT BENEFITS

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

The Company follows SFAS No. 88 to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During fiscal 2006, as in past fiscal periods, a portion of each plans' PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

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

A. Benefit Obligations

			Other Postretirement
	Pension Benefits		Benefits
Fiscal Years Ended September 30	2006	2005	2006	2005
(In Millions)
Change in benefit obligation
Benefit obligation at beginning of measurement period	$508.6	$458.3	$133.1	$147.1
Service cost	21.0	15.9	7.1	6.1
Interest cost	25.5	27.2	6.4	7.9
Participant contributions	-	-	6.8	5.9
Curtailment	-	(1.6)	-	(0.6)
Plan amendments	-	-	-	(7.3)
Actuarial (gain)/loss	(69.7)	88.5	(7.5)	(11.3)
Benefits paid	(46.5)	(79.7)	(15.8)	(14.7)
Benefit obligation at end of measurement period (June 30)	$438.9	$508.6	$130.1	$133.1

Accumulated benefit obligation at end of measurement period (June 30)	$361.1	$402.6

B. Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
Fiscal Years Ended September 30	2006	2005	2006	2005
(In Millions)
Change in plan assets
Fair value of plan assets at beginning of measurement period	$480.6	$495.1	$39.8	$46.9
Actual return on plan assets	38.1	33.3	1.1	1.7
Employer contributions (including non-qualified plans)	23.2	31.9	0.2	-
Participant contributions	-	-	6.8	5.9
Benefits paid	(46.5)	(79.7)	(15.8)	(14.7)
Fair value of plan assets at end of measurement period (June 30)	$495.4	$480.6	$32.1	$39.8

The asset allocation, by asset class, for the Company’s pension and other postretirement benefit plans at the June 30 measurement date are as follows:

	Target	Percentage of Plan Assets
	Allocation	at June 30,
	2006	2006	2005
Pension Benefits:
Equity securities	70%	69%	69%
Debt securities	30%	30%	30%
Other	0%	1%	1%
Total	100%	100%	100%

Other Postretirement Benefits:
Equity securities	60%	57%	58%
Debt securities	40%	38%	40%
Other	0%	5%	2%
Total	100%	100%	100%

The target asset allocation reflects the Company’s investment strategy of maximizing the long-term rate of return on plan assets within an appropriate level of risk. Plan assets are rebalanced from time to time if the actual allocation deviates from the target by more than allowable limits as defined under the Company's investment policy.

C. Funded Status

The funded status of the plans, reconciled to the amount reported on the statement of financial position, is as follows:

			Other Postretirement
	Pension Benefits		Benefits
Fiscal Years Ended September 30	2006	2005	2006	2005
(In Millions)
Funded status
Fair value of plan assets	$495.4	$480.6	$32.1	$39.8
Benefit obligations	438.9	508.6	130.1	133.1
Over (under) funded status	56.5	(28.0)	(98.0)	(93.3)
Unrecognized net transition obligation (asset)	-	(0.1)	8.6	9.8
Unrecognized prior service cost	32.8	35.4	-	-
Unrecognized net actuarial (gain)/loss	85.0	167.1	21.6	28.4
Adjustment for Medicare Part D receivable	-	-	(0.7)	-
Recognized prepaid (accrued) benefit cost at September 30	$174.3	$174.4	$(68.5)	$(55.1)

Amounts recognized in the statement of financial
position consist of:
Prepaid pension cost	$182.3	$152.7	$-	$-
Accrued benefit liability	(8.0)	(42.6)	(68.5)	(55.1)
Intangible asset	-	21.5	-	-
Accumulated other comprehensive income, pretax	-	42.8	-	-
Net amount recognized	$174.3	$174.4	$(68.5)	$(55.1)

The Company’s Retirement Plan and Supplemental Plan had accumulated benefit obligations in excess of (less than) plan assets as of June 30, 2006 and 2005, as follows:

	Retirement Plan		Supplemental Plan
(In Millions)	2006	2005	2006	2005
Benefit obligation	$211.4	$270.0	$7.1	$6.9

Accumulated benefit obligation (ABO)	$173.7	$223.3	$6.2	$6.2
Fair value of plan assets	195.6	188.6	-	-
ABO in excess of (less than) plan assets	$(21.9)	$34.7	$6.2	$6.2

Pretax amounts included in other comprehensive income arising from a change in the minimum liability are as follows:

	Pension Benefits		Other Postretirement Benefits
Fiscal years ended September 30,	2006	2005	2006	2005
(In Millions)
Change in minimum liability included
in other comprehensive income as a loss (gain)	$(42.8)	$29.7	N/A	N/A

D. Expected Cash Flow
Information about the expected cash flows for the pension and other postretirement benefit plans follows:

(In Millions)	Pension Benefits	Other Postretirement Benefits
Employer contributions:
2007 (expected)	$ 3.7	$ -

Expected benefit payments:
2007	$ 35.5	$ 8.5
2008	31.5	8.7
2009	34.3	9.0
2010	34.7	9.2
2011	42.0	9.8
Years 2012-2016	259.3	58.9

The above table reflects the total benefits expected to be paid from the plan or from Company assets and does not include the participants’ share of the cost. The above expected benefit payments for other postretirement benefits include payments for prescription drug benefits and are net of the following expected Medicare Part D subsidy receipts:

(In Millions)	2007	2008	2009	2010	2011	2012-2016
Other postretirement benefits	$0.8	$0.9	$0.9	$1.0	$1.0	$5.8

E. Net Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Fiscal Years Ended September 30	2006	2005	2004	2006	2005	2004
(In Millions)
Service cost	$21.0	$15.9	$17.8	$7.1	$6.1	$5.3
Interest cost	25.5	27.2	27.7	6.4	7.9	7.3
Expected return on plan assets	(40.8)	(43.0)	(46.6)	(2.9)	(3.3)	(3.8)
Amortization of:
Net transition (asset)/obligation	(0.1)	(0.8)	(1.1)	1.2	1.8	1.9
Prior service cost	2.6	2.7	3.0	-	-	-
Net actuarial (gain)/loss	6.1	2.0	1.6	1.1	1.4	0.9
Net periodic benefit cost	14.3	4.0	2.4	12.9	13.9	11.6

Curtailment recognition	-	5.1	-	-	0.4	-
Contribution shortfall recognition	-	-	-	-	-	0.7
One-time recognition for EDC	-	2.2	-	-	-	-
Effects of lump sum settlements upon retirement	9.0	15.5	9.4	-	-	-
Net benefit cost	$23.3	$26.8	$11.8	$12.9	$14.3	$12.3

Net benefit cost by company
Peoples Gas	$11.5	$12.6	$3.0	$10.0	$11.3	$10.0
North Shore Gas	3.4	3.8	2.8	1.4	1.4	1.2
All other companies	8.4	10.4	6.0	1.5	1.6	1.1
	$23.3	$26.8	$11.8	$12.9	$14.3	$12.3

In fiscal 2005 the Company recorded a combined $15.9 million noncash expense (before capitalization) for pension and other postretirement benefits associated with the restructuring described in Note 4. The $15.9 million included approximately $10.4 million related to effects of lump sum settlements and $5.5 million related to curtailment charges. In addition, remeasurement of the pension plan’s liabilities and assets when the plan curtailment was recognized during the first quarter of fiscal 2005 resulted in an increase of $22.6 million in the minimum liability recognized in other comprehensive income.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

FSP No. 106-2 provides accounting guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The FSP requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost.

Detailed regulations needed to implement the Act were issued in January of 2005 and the Company determined that the benefits provided by its retiree health care benefit plans are at least actuarially equivalent to Medicare Part D and qualify for the federal subsidy. The impact of the Act on the Company's postretirement benefit plan was considered a significant event and a remeasurement of plan assets and obligations was performed as of February 28, 2005. The impact of the Act reduced accumulated postretirement benefit obligation by $37.9 million related to benefits attributed to past service. The reduction in the components of net periodic benefit cost for 2006 and 2005 was as follows:

(In millions)	2006	2005
Service Cost	$1.8	$0.5
Interest Cost	2.0	0.7
Amortization of actuarial gain	2.5	0.6
Total reduction in net periodic benefit cost	$6.3	$1.8

F. Primary Actuarial Assumptions

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Weighted-average assumptions used to determine benefit obligations, June 30:
Discount rate	6.50%	5.25%	6.25%	5.00%
Future compensation increases	3.75%	3.75%
Health care cost trend rate assumed for next year			8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2010	2010

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	6.13%	6.00%	5.00%	6.02%	6.00%
Expected return on assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Future compensation increases	3.75%	3.75%	3.75%
Health care cost trend rate assumed for next year				9.00%	10.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate				2010	2010	2007

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For fiscal 2006 a one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(In Millions)	Increase	Decrease
Effect on total of service and interest cost	$2.1	$(1.7)
Effect on postretirement benefit obligation	$12.9	$(11.2)

G. Defined Contribution Plans
In addition to the defined benefit pension plans, the Company has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company’s matching contribution to the plans totaled $3.7 million, $3.6 million and $4.0 million in fiscal 2006, 2005 and 2004, respectively.

12: TAX MATTERS

A. Income Tax Expense
Total income tax expense (benefit) as shown for the Company on the Consolidated Statements of Operations is composed of the following:

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Current:
Federal	$8,594	$18,579	$21,051
State	(3,167)	1,112	(1,216)
Total current income taxes	5,427	19,691	19,835

Deferred:
Federal	(23,441)	16,529	13,086
State	(5,093)	1,653	1,531
Total deferred income taxes	(28,534)	18,182	14,617

Investment tax credits—net:
Federal amortization	(708)	(712)	(903)
State ITC provision	471	286	-
State ITC amortization	(204)	(187)	(216)
Total investment tax credits—net	(441)	(613)	(1,119)

Net income tax expense (benefit)
from continuing operations	(23,548)	37,260	33,333

Income tax expense from discontinued operations	6,797	7,444	4,500

Net income tax expense (benefit)	$(16,751)	$44,704	$37,833

Total income tax expense (benefit) as shown for Peoples Gas and North Shore Gas on each of the respective Consolidated Statements of Operations is composed of the following:

	Peoples Gas			North Shore Gas
For Fiscal Years Ended September 30,	2006	2005	2004	2006	2005	2004
(In Thousands)
Current:
Federal	$12,343	$24,479	$17,565	$702	$575	$2,976
State	(920)	5,482	3,915	(325)	66	672
Total current income taxes	11,423	29,961	21,480	377	641	3,648
Deferred:
Federal	(33,391)	(2,964)	2,721	2,389	4,816	2,655
State	(3,732)	257	1,199	1,057	1,248	555
Total deferred income taxes	(37,123)	(2,707)	3,920	3,446	6,064	3,210
Investment tax credits—net:
Federal amortization	(647)	(649)	(812)	(61)	(63)	(90)
State ITC provision	412	253	-	58	33	-
State ITC amortization	(181)	(168)	(191)	(23)	(19)	(25)
Total investment tax credits—net	(416)	(564)	(1,003)	(26)	(49)	(115)
Net income tax expense (benefit)	$(26,116)	$26,690	$24,397	$3,797	$6,656	$6,743

B. Tax Rate Reconciliation
The following is a reconciliation for the Company between the federal statutory income tax rate of 35% and the effective income tax rate for continuing operations.

	Percent of Pretax Income/Loss
For Fiscal Years Ended September 30,	2006	2005	2004

Federal statutory income tax rate	35.00	35.00	35.00
Increase (decrease) due to:
State income taxes—net	10.09	1.79	0.06
Federal medicare subsidy	3.20	(0.57)	-
Merger costs—non-deductible	(3.16)	-	-
Other—net	0.60	(0.43)	(4.22)
Effective income tax rate for continuing operations	45.73	35.79	30.84

Effective income tax rate for discontinued operations	39.74	39.75	39.75

Total effective income tax rate	48.71	36.39	31.69

The increase in the state income tax rate in fiscal 2006 is due to the impact of Illinois tax benefits relative to the Company’s disproportionately smaller consolidated loss before income taxes caused by taxable income in states other than Illinois. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (see Note 11E) excludes receipt of the subsidy from taxable income of the employer for federal income tax purposes. Certain transaction costs incurred to facilitate a merger are estimated to be non-deductible for tax purposes. (See Note 1 for a discussion of the proposed merger between the Company and WPS Resources.)

The following is a reconciliation for Peoples Gas between the federal statutory income tax rate of 35% and the total effective income tax rate.

	Peoples Gas
	Percent of Pretax Income/Loss
For Fiscal Years Ended September 30,	2006	2005	2004
Federal statutory income tax rate	35.00	35.00	35.00
Increase (decrease) due to:
State income taxes—net	4.67	4.98	4.59
Federal medicare subsidy	2.16	(0.63)	-
Federal accrual adjustments	1.42	(4.03)	(1.28)
Other—net	(0.83)	(0.21)	(3.34)
Total effective income tax rate	42.42	35.11	34.97

The following is a reconciliation for North Shore Gas between the federal statutory income tax rate of 35% and the total effective income tax rate.

	North Shore Gas
	Percent of Pretax Income
For Fiscal Years Ended September 30,	2006	2005	2004
Federal statutory income tax rate	35.00	35.00	35.00
Increase (decrease) due to:
State income taxes—net	4.74	4.78	4.38
Other—net	(3.59)	(2.91)	(1.45)
Total effective income tax rate	36.15	36.87	37.93

C. Deferred Income Taxes
Summarized in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 2G).

	September 30,
	2006	2005
(In Thousands)
Deferred tax liabilities:
Property—accelerated depreciation
and other property-related items	$434,073	$409,553
Pension	72,880	63,659
Partnership items	28,512	26,323
Other	30,632	40,364
Total deferred income tax liabilities	566,097	539,899
Deferred tax assets:
Derivative instruments	(21,962)	(85,496)
Alternative minimum tax	(23,626)	(8,517)
Group insurance	(29,559)	(21,103)
Other	(65,184)	(42,872)
Total deferred income tax assets	(140,331)	(157,988)
Net deferred income tax liabilities	$425,766 (1)	$381,911 (2)

(1)	Includes $35.3 million of net current deferred tax assets that are classified in Other Current Assets and Other Accrued Liabilities on the balance sheet.
(2)	Includes $64.4 million of net current deferred tax assets that are classified in Other Current Assets and Other Accrued Liabilities on the balance sheet.

Summarized in the table below for Peoples Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 2G).

(In Thousands)	Peoples Gas
September 30,	2006	2005

Deferred tax liabilities:
Property—accelerated depreciation and
other property-related items	$323,254	$317,020
Pension	73,393	60,818
Other	24,040	30,905
Total deferred income tax liabilities	420,687	408,743
Deferred tax assets:
Alternative minimum tax	(18,101)	(4,318)
Group insurance	(24,083)	(17,399)
Other	(49,635)	(30,458)
Total deferred income tax assets	(91,819)	(52,175)
Net deferred income tax liabilities	$328,868 (1)	$356,568 (2)

(1)	Includes $24.3 million of net current deferred taxes that is classified in Other Current Assets on the balance sheet.
(2)	Includes $7.6 million of net current deferred taxes that is classified in Other Current Assets on the balance sheet.

Summarized in the table below for North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 2G).

(In Thousands)	North Shore Gas
September 30,	2006	2005

Deferred tax liabilities:
Property—accelerated depreciation and
other property-related items	$43,881	$42,050
Gas cost reconciliation	-	2,571
Other	8,569	2,642
Total deferred income tax liabilities	52,450	47,263
Deferred tax assets:
Group insurance	(3,019)	(2,217)
Gas cost reconciliation	(1,142)	-
Other	(5,050)	(4,035)
Total deferred income tax assets	(9,211)	(6,252)
Net deferred income tax liabilities	$43,239 (1)	$41,011 (2)

(1)	Includes $2.5 million of net current deferred taxes that is classified in Other Current Assets on the balance sheet.
(2)	Includes $1.9 million of net current deferred taxes that is classified in Other Accrued Liabilities on the balance sheet.

As of September 30, 2006, the Company had federal and state net operating loss carryforwards of approximately $5.9 million and $4.7 million, respectively, which, if unused, will expire in 2026 and 2018, respectively.

The Company records a reserve for uncertain tax positions based upon its assessment of the probabilities that certain deductions or income tax positions may not be sustained when income tax returns are audited by taxing jurisdictions.  The reserves recorded at September 30, 2006 and 2005 are not material to the consolidated financial statements.

13: DEBT COVENANTS

North Shore Gas’ indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2006, such restrictions amounted to $6.9 million out of North Shore Gas’ total retained earnings of $76.3 million.

The Company has revolving credit facilities which primarily support its commercial paper borrowing. These credit facilities provide that the lenders under such facilities may terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company’s debt-to-total capital ratio excluding the impact of accumulated other comprehensive income (AOCI), exceeds 65%. At September 30, 2006, this ratio, as defined in the credit facilities, was 58% for Peoples Energy and 44% for Peoples Gas.

The Company’s indenture relating to its $325.0 million notes due January 15, 2011, has a cross-default provision relating to any other indebtedness greater than $15.0 million. The Company’s five-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million. Peoples Gas’ five-year revolving credit facilities have a cross-default provision relating to any other indebtedness greater than $15.0 million.

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

14: LONG-TERM DEBT AND SHORT-TERM DEBT

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

Peoples Gas has $51.0 million of Adjustable Rate, Series OO bonds, due October 1, 2037 and $51.0 million of Adjustable rate, Series PP bonds, due October 1, 2037 outstanding, which currently are in a 35-day period Auction Rate Mode. Fiscal 2006 weighted-average interest rate was 3.17% and 3.29% for Series OO and PP, respectively.

The following table summarizes the fiscal 2005 and 2004 changes in the composition of the Company’s debt.

(Dollars In Millions)	Issuances (tax exempt)		Retirements (tax exempt)
Fiscal 2005
Peoples Gas	$50.0	Adjustable rate, Series RR	$50.0	6.10% Series FF,
		due June 1, 2035		Due June 1, 2025
		(4.30% fixed for 11 years)
Total Fiscal 2005	$50.0		$50.0

Fiscal 2004
Peoples Gas	$51.0	Adjustable rate, Series OO	$27.0	Variable rate, Series EE
		due Oct. 1, 2037 (1)
	51.0	Adjustable rate, Series PP,	37.5	Variable rate, Series II
		due Oct. 1, 2037 (1)
	75.0	Adjustable rate, Series QQ,	37.5	Variable rate, Series JJ
		due Nov. 1, 2038
		(4.875% fixed for 15 years)	75.0	5.75%, Series DD
Total Fiscal 2004	$177.0		$177.0

On June 13, 2006, the Company entered into a 5-year syndicated revolving credit agreement with twelve financial institutions that provides backup for the Company’s commercial paper borrowing program. The maximum amount that may be borrowed under the credit agreement is $400 million. This replaces the previous $225 million credit facility that was scheduled to expire in March 2007.

On July 12, 2005, Peoples Gas entered into a 5-year syndicated revolving credit agreement with eleven financial institutions that provides backup for Peoples Gas’ seasonal commercial paper borrowing program. The maximum amount that may be borrowed under the credit agreement is $250 million. This replaced the previous $200 million credit facility that was scheduled to expire in August 2005.

B. Short-Term Debt
The following table presents a detail of short-term debt by type.

	Fiscal 2006	Balance At	Fiscal 2005	Balance At
	Weighted-Average	September 30,	Weighted-Average	September 30,
(In Thousands)	Interest Rate %	2006	Interest Rate %	2005
Commercial Paper:
Peoples Energy	5.08	$309,744	2.41	$8,148
Peoples Gas	4.41	-	2.07	-

Bank Loans:
Peoples Energy	5.16	$-	2.56	$-

Total short-term debt - Company		$309,744		$8,148

Company loans to Peoples Gas	4.07	$-	-	$-

North Shore Gas loans to Peoples Gas	4.48	$-	2.63	$360

Company loans to North Shore Gas	4.09	$-	2.13	$-

Peoples Gas loans to North Shore Gas	4.23	$-	2.38	$-

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-term debt. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2006, the Company and its subsidiaries had combined lines of credit totaling $650 million. Of those lines Peoples Energy Corporation had lines of credit totaling $400 million, of which $89.6 million of credit was available. The agreements for the $400 million will expire June 2011. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee. In addition, at September 30, 2006, the Company had approximately $6.7 million of letters of credit outstanding for financial and performance guarantees.

On October 20, 2006, the Company entered into (1) a $25 million revolving credit agreement with ABN AMRO Bank, N.V.; (2) a $25 million revolving credit agreement with Bank of America, N.A.; and (3) a $25 million revolving credit agreement with JPMorgan Chase Bank to provide for potential seasonal liquidity needs. Each credit agreement is effective from October 20, 2006 through the earlier of (i) March 31, 2007 or (ii) the consummation of the merger between a subsidiary of WPS Resources Corporation and Peoples Energy. Funds may be used for general corporate purposes and commercial paper back-up.

Short-term cash needs of Peoples Gas are met through inter-company loans from the Company, inter-utility loans from North Shore Gas, bank loans or the issuance of commercial paper. The outstanding total amount of commercial paper and bank loans under the revolving credit facilities cannot at any time exceed total bank lines of credit then in effect. At September 30, 2006, Peoples Gas had aggregate available lines of $250 million all of which was available. Agreements covering these lines expire in July 2010. In addition, at September 30, 2006 and 2005, Peoples Gas had approximately $0.1 million and $0.1 million, respectively, of letters of credit outstanding for financial and performance guarantees. The credit facilities of the Company and Peoples Gas are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels.

North Shore Gas’ short-term cash needs are met through loans from the Company and/or inter-utility loans from Peoples Gas, which are sufficient resources to meet working capital requirements. At September 30, 2006, North Shore had no loans outstanding.

15: EARNINGS PER SHARE

The following table summarizes average and diluted shares for computing the Company’s per-share amounts. The dilution is attributable to stock options and performance shares outstanding under the Company’s LTIC and DSOP. The diluted shares for the Company are as follows:

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Average shares of common stock outstanding	38,365	37,977	37,318
Effects of options and performance shares	153	163	172
Diluted shares	38,518	38,140	37,490

For fiscal 2006, all outstanding options and performance shares were excluded from the computation of diluted loss per share because inclusion would be antidilutive.

16: PREFERRED STOCK

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none were issued and outstanding at September 30, 2006.

Peoples Gas has 430,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2006. North Shore Gas has 160,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2006.

17: COMMON STOCK AND STOCK COMPENSATION PLANS

Common Stock
The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or “at-the-market” offerings. Since the Form S-3 was filed in 2002 and through September 30, 2006, 1,235,700 shares of common stock have been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $47.9 million.

In addition, the Company issues common stock through other plans such as the Direct Purchase and Investment Plan and ESPP. In early fiscal 2003, the Company began issuing new shares from open market transactions to satisfy the requirements of the Direct Purchase and Investment Plan. Stock activity is summarized below.

	For Fiscal Years Ended September 30,
	2006		2005		2004
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars	Shares		Dollars
Beginning of period	38,157,218	$402,383	37,733,894	$384,482	36,689,968		$339,785
Shares issued:
Employee Stock Purchase Plan	15,590	510	12,228	479	13,244		487
Long-Term Incentive Compensation
Plan—net	62,330	3,374	176,601	6,602	390,302		14,451
Shares issued through continuous
equity offerings	-	-	-	-	377,400		15,458
Directors Deferred Compensation Plan	3,056	879	2,879	1,019	-		-
Directors Stock and Option Plan	-	-	1,092	43	766	(1)	3,347
Direct Purchase and Investment Plan	250,586	9,262	230,524	9,758	262,214		10,954
Total activity for the period	331,562	14,025	423,324	17,901	1,043,926		44,697

End of period	38,488,780	$416,408	38,157,218	$402,383	37,733,894		$384,482

(1)	During 2004 Treasury Shares were reduced by 3,000, of which 766 were re-issued in accordance with the DSOP.

In fiscal 2006, Peoples Gas issued 540,000 shares of its common stock to the Company for $53.9 million.

The 2004 Incentive Compensation Plan (Plan) is comprised of two sub-plans, the LTIC Plan and the Short-Term Incentive Compensation Plan. The Plan does not provide for the grant of stock options or SARs, as under the prior plan, but instead provides for the issuance of restricted stock, restricted stock units and performance shares. All outstanding options from the prior plan became fully vested as of December 31, 2003, and no options or restricted stock units were subsequently granted.

Under the Plan, up to 700,000 shares of the Company's common stock are available for issuance for awards under the LTIC Plan. However, no more than 350,000 shares may be granted for restricted stock and for awards of restricted stock units.

Restricted stock awards are shares of the Company's common stock awarded to eligible employees and are subject to forfeiture. Restricted stock awards granted vest in equal annual increments over a five-year period from the date of grant and are subject to forfeiture if the recipient fails to remain employed, other than by reason of death, disability or retirement on or after attaining age 65 (or such earlier date as determined by the Compensation Committee of the Board of Directors (Compensation Committee)), until the applicable vesting date. Additionally, in the event of a change in control any grants of restricted stock under the Plan will become immediately fully vested. Restricted stock awards have no exercise price and compensation cost is measured based upon the fair market value of the Company's common stock at the date of grant. Such cost is recognized as expense over the vesting period.

A performance share is a contingent right to receive a share of common stock of the Company in the future, pursuant to the terms of a grant made under the Plan and the related award agreement. One or more performance goals and a performance cycle (period) of not less than one year is established for any grant of performance shares. At the expiration of the performance cycle, the Compensation Committee will determine the extent to which the performance goals were achieved. The Compensation Committee will then determine the number of performance shares to which a recipient of performance shares under the grant is entitled, based upon the number of performance shares originally granted to the recipient and the level of performance achieved. Performance shares will be settled by the delivery of shares of common stock of the Company as soon as practicable after the close of the performance cycle.

If a performance share recipient's employment with the Company terminates other than by reason of death, disability, or retirement on or after attaining age 65 (or such earlier date as determined by the Compensation Committee) prior to the last day of a performance cycle, the recipient will forfeit the performance shares granted with respect to such performance cycle. If a performance share recipient's employment with the Company terminates by reason of death or disability prior to the last day of a performance cycle, the performance goals for the recipient's performance shares will be deemed to have been achieved at target levels, and the recipient will be entitled to a pro rata distribution of shares of common stock in settlement of the performance shares. If a performance share recipient's employment with the Company terminates by reason of retirement on or after attaining age 65 (or such earlier date as determined by the Compensation Committee) prior to the last day of a performance cycle, the recipient will be entitled to a pro rata distribution of shares of common stock in settlement of the performance shares, based upon the performance goals achieved. If there is a change in control of Peoples Energy, the performance goals of all outstanding performance shares granted under the Plan will be deemed to have been achieved at target levels, and a recipient will be entitled to a pro rata distribution of shares of common stock in settlement of the performance shares, based on the number of months during the performance cycle that the recipient was employed by the Company, up to the date of the change in control. Performance shares have no exercise price.

Under the Plan, performance goals may be based on various criteria measuring the performance of the Company generally or relative to peer company performance, and may be based on a comparison of actual performance during a performance period against budget for such period.

The Company's prior plan awarded grants of options enabling the recipient to purchase Company common stock at a price equal to the fair market value of the shares on the date the option was granted. The grant of a SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. Before an option or SAR may be exercised, the recipient must generally complete 12 months of continuous employment subsequent to the grant of the option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement or termination of employment for other reasons.

The Company also offers employees periodic opportunities to purchase shares of its common stock at a discount from the then current market price under its ESPP. As of November 30, 2006, the Company may sell up to 853,312 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees are eligible to purchase shares at 90% of the stock's market price at the date of purchase.

As a result of the merger agreement between the Company and WPS Resources, it is necessary to limit the amount of stock that employees not covered under collective bargaining agreements can purchase under the ESPP. Therefore, effective September 1, 2006: (1) employees currently enrolled in payroll deduction cannot increase the payroll deduction for the plan from what it was on July 8, 2006; (2) participation in the plan can only be done through payroll deductions; no other forms of payment will be accepted; and (3) employees who did not participate in payroll deduction on July 8, 2006 and new employees cannot purchase stock under the ESPP.

If the merger with WPS Resources becomes probable of occurring, the change in control provisions for the stock awards described above would become effective. See Note 1 for further discussion regarding the merger.

Nonemployee directors participate in the Company's DSOP. Under the DSOP, as amended by the Board of Directors in December 2002, each nonemployee director of the Company will receive, as part of his or her annual retainer, an annual award of 1,000 deferred shares of common stock of the Company. With certain exceptions under the DSOP, shares are automatically deferred until the director's retirement. The director is entitled to receive amounts representing dividends from such deferred shares equal to dividends paid with respect to a like number of shares of common stock of the Company. Compensation expense is based upon the fair market value of the Company's common stock at the date of issuance.

Nonemployee directors also have an opportunity to defer their compensation in the form of cash or Company common stock. Compensation expense in the form of common stock is based upon the fair market value of the Company's common stock at the date of issuance.

The Company has a policy of issuing additional shares to satisfy the exercises or conversions under its share-based compensation arrangements.

Effective October 1, 2005, the Company adopted SFAS No. 123 (R), requiring compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that the employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Opinion No. 25.

The Company applied the modified prospective method of adopting SFAS No. 123 (R), which requires the new standard to be applied to unexercised SARs and unvested performance shares as of October 1, 2005 and prospectively. The method requires SFAS No. 123 (R) to be applied prospectively to the ESPP, new awards under the Plan and existing awards if modified, repurchased or cancelled.

Adoption of SFAS No. 123 (R) resulted in the Company recognizing immaterial compensation expense upon adoption and related primarily to the Company's unvested performance shares and unexercised SARs.

Share-based employee compensation expense relative to ESPP, performance shares, SARs, RSAs and directors fees paid in stock included in reported net income for the fiscal years ended September 30, 2006, 2005 and 2004 (prior years not restated for adoption of SFAS No. 123 (R)) totaled $4.0 million, $2.0 million and $1.8 million, respectively (tax benefit of $1.6 million, $0.8 million and $0.7 million, respectively).

There were 15,590, 12,228 and 13,244 shares sold through the ESPP for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Had compensation cost for shares issued under the ESPP been determined consistent with the requirements under the prior SFAS No. 123, the pro forma effect on the Company's 2005 and 2004 net income and earnings per share would not be material.

Prior to the adoption of SFAS No. 123 (R), the Company’s SARs were recorded at intrinsic value. As the Company's SARs meet the SFAS No. 123 (R) definition of a share-based liability, the fair value of each SAR award is estimated on the date of grant and updated on a quarterly basis using the Black-Scholes-Merton valuation model. Compensation expense for SARs is recognized over the vesting period. The model uses the assumptions in the following table. The expected term of the SARs represents the period of time the granted SARs are expected to be outstanding based on historical experience, subject to remaining contractual term. The risk-free rate for periods within the contractual life of the SARs is based on the U.S. Treasury yield curve in effect at the time of the grant or subsequent quarter-end measurement date.

For the Fiscal Year Ended September 30, 2006
Expected volatility	17%-19%
Weighted-average volatility	17.76%
Expected dividends	5.4%
Expected term (in years)	0-5
Risk-free rate	4.6%-4.9%

At September 30, 2006, 134,075 total performance shares were outstanding and remained unvested under the Plan for the 2004-2006, 2005-2007 and 2006-2008 performance cycles. As vesting and conversion of performance shares to Company common stock depends upon achieving certain goals represented by a combination of market and performance measures, the Company estimated the fair value of such awards based on historical input into a Monte Carlo simulation model, three year business plan data and grant date fair market value of the Company's common stock. The calculated compensation cost is recognized as expense over each of the respective three-year cycles. In December 2006 it was determined that no performance shares granted under the 2004-2006 cycle had vested.

A summary of share-based payment activity during fiscal 2006 is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
Options	Shares	Exercise Price	Contractual Term	(000's)

Outstanding at September 30, 2005	593,400	$38.37
Granted	-	-
Exercised	(47,300)	35.25
Forfeited or expired	(11,200)	37.69
Outstanding at September 30, 2006	534,900	$38.66	5.1 years	$1,065
Exercisable at September 30, 2006	534,900	$38.66	5.1 years	$1,065

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
SARs	Shares	Exercise Price	Contractual Term	(000's)

Outstanding at September 30, 2005	35,700	$36.45
Granted	-	-
Exercised	(7,800)	36.84
Forfeited or expired	(2,300)	35.10
Outstanding at September 30, 2006	25,600	$36.46	2.7 years	$107
Exercisable at September 30, 2006	25,600	$36.46	2.7 years	$107

		Weighted-Average	Aggregate
		Remaining	Intrinsic Value
RSAs	Shares	Contractual Term	(000's)

Outstanding at September 30, 2005	114,220
Granted	65,550
Converted	(33,715)
Forfeited or expired	(5,125)
Outstanding at September 30, 2006	140,930	3.0 years	$5,729

		Weighted-Average	Aggregate
		Remaining	Intrinsic Value
Performance Shares	Shares	Contractual Term	(000's)

Outstanding at September 30, 2005	81,575
Granted	55,900
Converted	-
Forfeited or expired	(3,400)
Outstanding at September 30, 2006	134,075	1.1 years	$5,450

		Aggregate
		Intrinsic Value
Director Plans	Shares	(000's)

Outstanding at September 30, 2005	114,424
Granted	27,972
Converted	(6,659)
Forfeited or expired	-
Outstanding at September 30, 2006	135,737	$5,518

A summary of certain share-based payment activity during fiscal 2006, 2005 and 2004 is presented below:

	Non-Qualified			Performance
(In Thousands, Except Per-Share Amounts)	Stock Options	SARs	RSAs	Shares	Director Plans
2006
Weighted-average grant-date fair value of options or shares granted	$-	$-	$36.49	$18.37	$36.73
Total intrinsic value of options exercised, liabilities paid or shares converted	266	28	1,295	-	1,027
Total fair value of options or shares vested	-	-	1,310	-	-
Total cash received from options exercised or shares converted	1,667	-	-	-	-
Total cash used to settle equity instruments granted	-	28	-	-	-
Actual tax benefit realized from options exercised or shares converted	$106	$11	$515	$-	$408

2005
Weighted-average grant-date fair value of options or shares granted	$-	$-	$42.30	$1.02	$37.89
Total intrinsic value of options exercised, liabilities paid or shares converted	817	499	1,221	-	983
Total fair value of options or shares vested	-	-	1,067	-	-
Total cash received from options exercised or shares converted	5,607	-	-	-	-
Total cash used to settle equity instruments granted	-	499	-	-	-
Actual tax benefit realized from options exercised or shares converted	$325	$198	$485	$-	$391

2004
Weighted-average grant-date fair value of options or shares granted	$-	$-	$41.47	$-	$41.76
Total intrinsic value of options exercised, liabilities paid or shares converted	2,810	743	1,094	-	837
Total fair value of options or shares vested	-	-	922	-	-
Total cash received from options exercised or shares converted	-	-	-	-	-
Total cash used to settle equity instruments granted	12,960	743	-	-	-
Actual tax benefit realized from options exercised or shares converted	$1,117	$295	$435	$-	$333

A summary of the status of the Company's nonvested shares as of September 30, 2006 is presented below:

				Performance
		RSA		Shares
		Weighted-Average		Weighted-Average
	RSA	Grant-Date	Performance	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at September 30, 2005	114,220	$39.95	81,575	$0.55
Granted	65,550	36.49	55,900	18.37
Vested	(33,715)	38.85	-	-
Forfeited	(5,125)	36.56	(3,400)	6.22
Nonvested at September 30, 2006	140,930	$38.63	134,075	$7.83

As of September 30, 2006, there was $4.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, assuming no Company merger with WPS Resources. That cost would be recognized over a period of 5 years.

The Company’s long-term incentive compensation plans provide for accelerated vesting of restricted stock awards and for accelerated vesting at target levels for performance shares in the event of a change in control. When the merger with WPS Resources becomes probable of occurring, the Company will be required to recognize compensation expense of approximately $5.2 million representing higher levels for performance shares (including cumulative amounts for all outstanding performance shares) and a shorter vesting period for restricted stock than under current expense recognition methods.

18: QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of the Company’s business operations due to nonrecurring items and seasonal weather patterns which affect earnings, and related components of net revenues and operating income.

In the third and fourth quarters of fiscal 2006, the Company recorded pre-tax merger-related expenses of $1.9 million ($1.1 million or $0.03 per diluted share after taxes) and $7.0 million ($6.4 million or $0.16 per diluted share after taxes), respectively.

In the first and second quarters of fiscal 2006, the Company recorded pre-tax charges of $91.7 million ($55.2 million or $1.44 per diluted share after taxes) and $15.7 million ($9.4 million or $0.25 per diluted share after taxes), respectively, for settlement of utility gas charge proceedings for fiscal years 2001 through 2004, as well as related civil litigation. Of these amounts, Peoples Gas recorded pre-tax charges of $74.7 million ($45.0 million after taxes) and $28.4 million ($17.1 million after taxes) in the first and second quarters of fiscal 2006, respectively. North Shore Gas recorded a pre-tax charge of $17.0 million ($10.2 million after taxes) in the first quarter of fiscal 2006 and a pre-tax credit of $(12.7) million ($(7.7) million after taxes) in the second quarter of fiscal 2006 reducing the accruals for the settlement made in earlier periods.

In the first quarter of fiscal 2005, the Company recorded pension-related restructuring costs of $11.2 million, a portion of which related to Peoples Gas ($7.0 million) and North Shore Gas ($0.5 million). See Note 4 for further discussion.

Quarterly financial data for the Company was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2006
Operating revenue	$1,052,386	$1,180,028	$400,445	$385,111	$3,017,970
Operating income (loss)	(22,512)	59,432	(6,359)	(28,775)	1,786
Income (loss) from continuing operations	(18,325)	33,591	(13,714)	(29,493)	(27,941)
Income (loss) from discontinued
operations, net of tax	(1,156)	(421)	3,603	8,279	10,305
Net income (loss)	(19,481)	33,170	(10,111)	(21,214)	(17,636)

Basic EPS:
Income (loss) from continuing operations	$(0.48)	$0.88	$(0.35)	$(0.77)	$(0.73)
Income (loss) from discontinued
operations, net of tax	$(0.03)	$(0.01)	$0.09	$0.22	$0.27
Net income (loss)	$(0.51)	$0.87	$(0.26)	$(0.55)	$(0.46)

Diluted EPS:
Income (loss) from continuing operations	$(0.48)	$0.87	$(0.35)	$(0.76)	$(0.73)
Income (loss) from discontinued
operations, net of tax	$(0.03)	$(0.01)	$0.09	$0.21	$0.27
Net income (loss)	$(0.51)	$0.86	$(0.26)	$(0.55)	$(0.46)

Dividends declared per share	$0.545	$0.545	$0.545	$0.545	$2.18
Common stock prices (high-low)	$39.90–$34.34	$37.97–$35.11	$38.66–$35.10	$43.87–$35.71	$43.87–$34.34
Fiscal 2005
Operating revenue	$737,411	$1,026,906	$455,931	$379,337	$2,599,585
Operating income (loss)	47,386	88,520	19,858	(6,347)	149,417
Income (loss) from continuing operations	23,062	49,831	4,835	(10,880)	66,848
Income (loss) from discontinued
operations, net of tax	(586)	1,341	1,964	8,566	11,285
Net income (loss)	22,476	51,172	6,799	(2,314)	78,133

Basic EPS:
Income (loss) from continuing operations	$0.61	$1.31	$0.13	$(0.29)	$1.76
Income (loss) from discontinued
operations, net of tax	$(0.02)	$0.04	$0.05	$0.23	$0.30
Net income (loss)	$0.59	$1.35	$0.18	$(0.06)	$2.06

Diluted EPS:
Income (loss) from continuing operations	$0.61	$1.31	$0.13	$(0.28)	$1.75
Income (loss) from discontinued
operations, net of tax	$(0.02)	$0.03	$0.05	$0.22	$0.30
Net income (loss)	$0.59	$1.34	$0.18	$(0.06)	$2.05

Dividends declared per share	$0.54	$0.545	$0.545	$0.545	$2.175
Common stock prices (high-low)	$45.38–$41.05	$45.10–$41.11	$44.97–$38.72	$45.52–$38.71	$45.52–$38.71

Quarterly earnings-per-share amounts are based on the weighted-average common shares outstanding for each quarter and, therefore, the sum of each quarter may not equal the amount computed for the total year.

Quarterly financial data for Peoples Gas was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2006
Operating revenue	$613,525	$694,163	$190,587	$124,016	$1,622,291
Operating income (loss)	(35,807)	16,561	(1,371)	(19,517)	(40,134)
Net income (loss)	(24,240)	7,608	(3,374)	(15,438)	(35,444)

Fiscal 2005
Operating revenue	$438,852	$627,485	$219,275	$139,091	$1,424,703
Operating income (loss)	32,364	62,794	11,037	(10,636)	95,559
Net income (loss)	17,269	35,640	3,947	(7,523)	49,333

Quarterly financial data for North Shore Gas was as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2006
Operating revenue	$115,464	$127,194	$33,239	$23,692	$299,589
Operating income (loss)	(8,791)	23,276	464	(1,621)	13,328
Net income (loss)	(5,659)	13,829	(20)	(1,443)	6,707

Fiscal 2005
Operating revenue	$80,096	$115,147	$38,957	$26,261	$260,461
Operating income (loss)	7,354	12,346	2,601	(1,256)	21,045
Net income (loss)	4,093	7,125	1,195	(1,016)	11,397

19: SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

A. Results of Operations for Exploration and Production Activities
The following table summarizes revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. The Company has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Oil and gas production revenues (1)	$126,750	$100,602	$123,777
Operating costs:
DD &A and impairments	52,049	45,485	47,078
Lease operating expenses	17,769	16,994	13,326
Exploration expense	1,072	403	5,479
Production taxes	14,133	12,064	9,565
Income tax	14,876	9,146	17,229
	99,899	84,092	92,677
Results of operations for producing activities
(excluding corporate overhead, general
and administrative costs and financing costs)	$26,851	$16,510	$31,100
Lease operating expense per Mcfe	$0.72	$0.70	$0.48
Production taxes per Mcfe	$0.57	$0.50	$0.34
Amortization rate per Mcfe (2)	$2.11	$1.87	$1.69

(1)	Includes hedge losses of $62.6 million, $65.9 million and $25.8 million for fiscal 2006, 2005 and 2004, respectively.
(2)	Amortization rate per Mcfe reflects only DD&A of capitalized costs of proved oil and gas properties.

B. Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
The following table summarizes capitalized costs incurred in oil and gas producing activities.

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Acquisition of proved properties	$103,794	$2,451	$32,288
Acquisition of unproved properties	37,975	3,890	10,700
Exploration	797	681	6,439
Development	93,840	66,992	52,615

Total	$236,406	$74,014	$102,042

C. Capitalized Costs Relating to Oil and Gas Producing Activities
The following table summarizes capitalized costs and associated accumulated DD&A, including impairments, relating to the Company’s oil and gas production, exploration and development activities.

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Proved properties	$738,432	$537,995	$471,008
Unproved properties	51,001	15,581	15,582
Total proved and unproved properties	789,433	553,576	486,590

Accumulated DD&A and impairments	(258,869)	(206,820)	(168,482)

Net capitalized costs	$530,564	$346,756	$318,108

D. Costs Not Being Amortized
Following is a summary of costs excluded from the depletion base at September 30, 2006, by year incurred. The Company is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

	For Fiscal Years Ended September 30,
	2006	2005	2004	Prior Years	Total
(In Thousands)
Property acquisition costs	$37,975	$3,740	$5,348	$3,938	$51,001
Exploration and development	-	-	-	-	-
Total	$37,975	$3,740	$5,348	$3,938	$51,001

E. Reserve Quantity Information

The Company’s proved oil and gas reserve quantities are based on estimates prepared by third-party independent engineering consulting firms in conjunction with the Company’s engineers, geologists and geophysicists in accordance with guidelines established by the SEC. The Company’s estimates of proved reserve quantities of its properties are prepared by Netherland, Sewell & Associates, Inc., Miller and Lents, Ltd. and Prator Bett, L.L.C. Each year, Peoples Energy Production files estimates of oil and gas reserves with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported in this Note 19, with the exception that Form EIA-23 includes only gross reserves from properties operated by the Company.

Estimated quantities of proved oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

			Gas
	Gas	Oil	Equivalent
	MMcf	MBbls	MMcfe
(In Thousands)
Ending Reserves—September 30, 2003	167,101	2,393	181,457

Extensions, discoveries and other additions	14,952	218	16,260
Production	(24,515)	(556)	(27,853)
Purchases of reserves in place	22,170	393	24,526
Revisions of previous estimates	(5,663)	121	(4,931)
Sales of reserves in place	-	-	-

Ending Reserves—September 30, 2004	174,045	2,569	189,459

Extensions, discoveries and other additions	19,038	146	19,914
Production	(22,115)	(406)	(24,551)
Purchases of reserves in place	812	103	1,430
Revisions of previous estimates	(3,235)	(168)	(4,243)
Sales of reserves in place	(129)	(41)	(375)

Ending Reserves—September 30, 2005	168,416	2,203	181,634

Extensions, discoveries and other additions	27,843	269	29,455
Production	(22,599)	(352)	(24,713)
Purchases of reserves in place	60,009	558	63,356
Revisions of previous estimates (1)	(15,198)	(283)	(16,893)
Sales of reserves in place	-	-	-

Ending Reserves—September 30, 2006	218,471	2,395	232,839

Proved Developed Reserves
End of year—September 30, 2004	135,088	2,059	147,442
End of year—September 30, 2005	132,742	1,569	142,156
End of year—September 30, 2006	137,976	1,706	148,212

(1)
A substantial portion of the revisions at year end 2006 are a function of the gas pricing on September 30, 2006. The index cash price used as of September 30, 2006 was $4.18/MMBtu as compared to $14.71/MMBtu at September 30, 2005. This decreased gas price resulted in a downward revision of approximately 13.0 Bcfe of gas and associated liquids.

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

	For Fiscal Years Ended September 30,
	2006	2005	2004
(In Thousands)
Future cash flows	$965,716	$2,081,286	$1,169,106
Future production and development costs	492,145	483,653	346,920
Future income tax expense	169,027	568,625	292,388

Future net cash flows	304,544	1,029,008	529,798

Ten percent annual discount for estimated
timing of cash flows	153,566	439,640	207,299

Standardized measure of discounted future net cash
flows relating to proved oil and natural gas reserves	$150,978	$589,368	$322,499

The future net cash flows before income taxes for fiscal 2006, 2005 and 2004 are $473.6 million, $1,597.6 million and $822.2 million, respectively, and after discounting at 10% are $240.5 million, $917.5 million, $502.4 million, respectively.

In the foregoing determination of future cash inflows, sales revenues for gas and oil were based on cash prices at year-end. The year-end gas prices utilized for fiscal 2006, 2005 and 2004 were $4.18, $14.71 and $6.24 per MMbtu, respectively. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year-end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions and permanent differences. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are not reflected in future cash flows from proved reserves as of the date of the reserve report.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas liquids and gas reserves follows.

	For Fiscal Years Ended September 30,
	2006	2005
(In Thousands)
Beginning of year	$589,368	$322,499

Revisions of previous estimates
Changes in prices and costs	(594,122)	426,833
Changes in quantities	(91,819)	(25,294)
Additions to proved reserves resulting from extensions,
discoveries and improved recovery, less related costs	27,341	90,106
Purchases of reserves in place	35,455	6,727
Sales of reserves in place	-	(1,713)
Previously estimated development costs incurred
during the period	34,479	37,880
Changes in estimated future development costs	(14,008)	(25,933)
Accretion of discount	91,750	50,245
Sales of oil and gas, net of production costs	(158,808)	(137,422)
Net change in income taxes	238,597	(148,181)
Timing and other	(7,255)	(6,379)

Net change	(438,390)	266,869

End of year	$150,978	$589,368

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, Peoples Gas and North Shore Gas carried out an evaluation, under the supervision and with the participation of management, including Thomas M. Patrick, our principal executive officer, and Thomas A. Nardi, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed and filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2006. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2006, the Company's internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered accounting firm, issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Changes In Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Peoples Energy Corporation
Chicago, Illinois

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Peoples Energy Corporation and subsidiary companies (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated capitalization statements of the Company as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2006, and the financial statement schedules of the Company for each of the three years in the period ended September 30, 2006, and our report dated December 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 47, "Conditional Asset Retirement Obligations".

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 14, 2006

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Certain information required in Part III—Item 10 of this Form 10-K will be incorporated by reference to the Company's definitive proxy statement to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of the Company's fiscal year.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.”

The Company has disclosed its code of ethics on its Web site at www.PeoplesEnergy.com.

ITEM 11. Executive Compensation

The information required in Part III—Item 11 of this Form 10-K will be incorporated by reference to the Company's definitive proxy statement to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of the Company's fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Part III—Item 12 of this Form 10-K will be incorporated by reference to the Company's definitive proxy statement to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of the Company's fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans approved by security holders	563,006 (1) (2)	$38.91	651,717 (3)
Equity compensation plans not approved by security holders (4)	107,632 (4)	$36.89	82,468
Total	670,638	--	734,185

(1)
Excludes 25,600 SARs outstanding and exercisable under the Company's LTIC Plan. The grant of a SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. No security is issued upon the exercise of a SAR.

(2)	Includes 94,106 shares equivalent held for the account of participants in the Company's DDC Plan.

(3)
Includes 600,360 shares remaining available for issuance under the Company's 2004 Incentive Compensation Plan for awards of performance shares, restricted stock and RSUs, of which no more than 250,900 shares may be used for awards of restricted stock or RSUs that vest solely upon continued service. Includes 51,357 share equivalents remaining available for future issuance under the DDC Plan.

(4)	Includes 41,632 deferred shares held for the account of participants in the Company's DSOP.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required in Part III—Item 13 of this Form 10-K will be incorporated by reference to the Company's definitive proxy statement to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of the Company's fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required in Part III—Item 14 of this Form 10-K will be incorporated by reference to the Company's definitive proxy statement to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of the Company's fiscal year.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

			Page
(a)	1.	Financial Statements:
		See Part II, Item 8.	59

2.	Financial Statement Schedules:

	Schedule
	Number
	II	Valuation and Qualifying Accounts	135

3.	Exhibits
	See Exhibit Index		139

Schedule II
VALUATION AND QUALIFYING ACCOUNTS (In Thousands)
Peoples Energy Corporation and Subsidiary Companies
Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
			Charges for the
	Balance at	Charged	purpose for which the
	beginning	to costs and	reserves or deferred	Balance at end
Description	of period	expenses	credits were created	of period
Fiscal Year Ended September 30, 2006
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$34,954	$48,574	$39,557	$43,971
Fiscal Year Ended September 30, 2005
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$29,138	$37,110	$31,294	$34,954
Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$33,124	$37,274	$41,260	$29,138
The Peoples Gas Light and Coke Company and Subsidiary Companies
Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
			Charges for the
	Balance at	Charged	purpose for which the
	beginning	to costs and	reserves or deferred	Balance at end
Description	of period	expenses	credits were created	of period
Fiscal Year Ended September 30, 2006
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$31,947	$45,681	$36,997	$40,631
Fiscal Year Ended September 30, 2005
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$26,536	$34,796	$29,385	$31,947
Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$29,207	$35,306	$37,977	$26,536
North Shore Gas Company and Subsidiary Companies
Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
			Charges for the
	Balance at	Charged	purpose for which the
	beginning	to costs and	reserves or deferred	Balance at end
Description	of period	expenses	credits were created	of period
Fiscal Year Ended September 30, 2006
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1,455	$2,185	$1,513	$2,127
Fiscal Year Ended September 30, 2005
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$943	$1,563	$1,051	$1,455
Fiscal Year Ended September 30, 2004
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1,012	$1,177	$1,246	$943

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

Date: December 14, 2006	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2006.

/s/ THOMAS M. PATRICK	Chairman of the Board, President and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Executive Vice President and Chief Financial Officer
Thomas A. Nardi	(Principal Financial Officer)

/s/ LINDA M. KALLAS	Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ KEITH E. BAILEY	Director
Keith E. Bailey

/s/ JAMES R. BORIS	Director
James R. Boris

/s/ WILLIAM J. BRODSKY	Director
William J. Brodsky

/s/ PASTORA SAN JUAN CAFFERTY	Director
Pastora San Juan Cafferty

/s/ DIANA S. FERGUSON	Director
Diana S. Ferguson

/s/ JOHN W. HIGGINS	Director
John W. Higgins

/s/ DIPAK C. JAIN	Director
Dipak C. Jain

/s/ MICHAEL E. LAVIN	Director
Michael E. Lavin

/s/ HOMER J. LIVINGSTON, JR.	Director
Homer J. Livingston, Jr.

/s/ RICHARD P. TOFT	Director
Richard P. Toft

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 14, 2006	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2006.

/s/ THOMAS M. PATRICK	Chairman of the Board and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Executive Vice President, Chief Financial Officer and Director
Thomas A. Nardi	(Principal Financial Officer)

/s/ LINDA M. KALLAS	Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ DESIREE G. ROGERS	Director
Desiree G. Rogers

/s/ WILLIAM E. MORROW	Director
William E. Morrow

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 14, 2006	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2006.

/s/ THOMAS M. PATRICK	Chairman of the Board and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Executive Vice President, Chief Financial Officer and Director
Thomas A. Nardi	(Principal Financial Officer)

/s/ LINDA M. KALLAS	Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ DESIREE G. ROGERS	Director
Desiree G. Rogers

/s/ WILLIAM E. MORROW	Director
William E. Morrow

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX

(a)	The exhibits listed below are filed herewith and made a part hereof:

Exhibit Number	Description of Document

10(a)	Employment and Retention Agreement dated August 31, 2006 between the Company and Thomas M. Patrick.

10(b)	Seasonal Credit Agreement dated as of October 20, 2006 between the Company and ABN AMRO Bank N.V.

10(c)	Seasonal Credit Agreement dated as of October 20, 2006 between the Company and Bank of America, N.A.

10(d)	Seasonal Credit Agreement dated as of October 20, 2006 between the Company and JPMorgan Chase Bank.

10(e)
Amendment Number One to the Amended and Restated Trust under the Company's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of July 24, 2006.

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

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2006.

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

	Exhibit Number	Description of Document

(b)
Exhibits listed below have been filed heretofore with the SEC pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

	3(a)	Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company—Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)).

	3(b)	Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas—Form 10-K for fiscal year ended 1995, Exhibit 3(b)).

	3(c)	Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas—Form 10-K for fiscal year ended 1995, Exhibit 3(b)).

	3(d)	By-Laws of the Company, as amended December 2, 2005 (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 3).

	3(e)	By-Laws of Peoples Gas, as amended August 10, 2004, (Peoples Gas—Form 10-K for the fiscal year ended 2004, Exhibit 3(b)).

	3(f)	By-Laws of North Shore Gas, as amended August 10, 2004, (North Shore Gas—Form 10-K for the fiscal year ended 2004, Exhibit 3(d)).

	4(a)	Indenture dated as of January 18, 2001, from the Company to Bank One Trust Company National Association (The Company—Form 10-Q for the quarter ended March 31, 2001, Exhibit 4(a)).

4(b)
The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples Gas) by Indenture dated March 1, 1928 (Peoples Gas—May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples Gas—Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples Gas—Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples Gas—File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (Peoples Gas—File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples Gas—File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated June 1, 1995 (Peoples Gas—Form 10-K for fiscal year ended September 30, 1995); Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of Peoples Gas, effective March 1, 2000 (Peoples Gas—Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage 5% Bonds, Series KK (The Company and Peoples Gas—Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(a)); Supplemental Indenture dated as of February 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series LL (The Company and Peoples Gas—Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(b)); Supplemental Indenture dated as of

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit Number	Description of Document

February 15, 2003, First and Refunding Mortgage 4.00% Bonds, Series MM-1 and Series MM-2 (The Company and Peoples Gas—Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(c)); Supplemental Indenture dated as of April 15, 2003, First and Refunding Mortgage 4.625% Bonds, Series NN-1 and Series NN-2 (The Company and Peoples Gas—Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(e)); Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(a)); Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(b)); Peoples Gas Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(c)); Peoples Gas Supplemental Indenture dated as of January 1, 2005, First and Refunding Mortgage Bonds, Series RR (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(b)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(d)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(e)); Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2003, Exhibit 4(f)); Loan Agreement between Peoples Gas and Illinois Finance Authority dated as of January 1, 2005 (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2004, Exhibit 4(a)).

4(c)
North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore—File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (North Shore—File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore—File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore—Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Thirteenth Supplemental Indenture dated December 1, 1998 (North Shore Gas—Form 10-Q for the quarter ended March 31, 1999, Exhibit 4); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (The Company and North Shore Gas—Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(g)).

10(f)
Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas—Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10); Peoples Gas fourth Amendment to Lease (for headquarters office space) between SIP North Stetson Venture, LLC and Peoples Gas dated August 13, 2003 (Peoples Gas—Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(h)).

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit Number	Description of Document

10(g)
Credit Agreement dated as of June 13, 2006, by and among Peoples Gas, the financial institutions party hereto, and Bank of America, N.A., JPMorgan Chase Bank, N.A., ABN AMRO Incorporated, US Bank National Association, and The Bank of Tokyo-Mitsubishi, Ltd. Chicago Branch, as agents (The Company—Form 10-Q for the quarter ended June 30, 2006, Exhibit 10(a).

10(h)	Insurance Agreement between Peoples Gas and Ambac dated as of January 1, 2005 (The Company and Peoples Gas—Form 10-Q for the quarter ended December 31, 2004, Exhibit 10(b)).

10(i)	Employee Stock Purchase Plan, as amended, dated August 6, 1997 (The Company—Form 10-K for the fiscal year ended September 30, 1997, Exhibit 3(d)).

10(j)	Executive Deferred Compensation Plan, amended as of December 4, 2002 (The Company—Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(c)).

10(k)	Directors Stock and Option Plan as amended December 4, 2002 (The Company—Form 10-Q for the quarterly period ended December 31, 2002, Exhibit 10(g)).

10(l)
Amended and Restated Trust under the Company's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003 (The Company—Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(a)).

10(m)	Directors Deferred Compensation Plan, as amended, dated April 7, 2004 (The Company—Form 10-Q for the quarter ended June 30, 2004, Exhibit 10(a)).

10(n)	The Company's 2004 Incentive Compensation Plan, effective February 27, 2004 (The Company—Form 10-Q for the quarter ended March 31, 2004, Exhibit 10(a)).

10(o)	The Company’s Long-Term Incentive Compensation Plan, as amended December 4, 2002 (The Company—Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(d)).

10(p)	Percentage Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company—Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(b)).

10(q)	Equity Interest Award granted to Steven W. Nance, dated December 17, 2001 (The Company—Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(c)).

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit Number	Description of Document

10(r)
Severance Agreement between the Company and Desiree G. Rogers dated as of April 22, 2005 (The Company—Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(a)); Severance Agreement between the Company and Steven W. Nance dated as of June 2, 2004 (The Company—Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(e)); Severance Agreement between the Company and William E. Morrow dated as of June 2, 2004 (The Company—Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(f)); Severance Agreement between the Company and Thomas A. Nardi dated as of June 2, 2004 (The Company—Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(g)).

10(s)	Retainer Agreement between the Company and Theodore R. Tetzlaff dated as of June 30, 2005 (The Company—Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(b)).

10(t)	Summary Sheet for Officer Perquisites (The Company—Form 10-K for fiscal year ended September 30, 2005, Exhibit 10(b)).

10(u)	Order of the Illinois Commerce Commission in Docket No. 01-0706 for North Shore Gas (the Company (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.1).

10(v)	Order of the Illinois Commerce Commission in Docket No. 02-0726 for North Shore Gas (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.2).

10(w)	Order of the Illinois Commerce Commission in Docket No. 02-0727 for Peoples Gas (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.3).

10(x)	Order of the Illinois Commerce Commission in Docket No. 03-0704 for North Shore Gas (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.4).

10(y)	Order of the Illinois Commerce Commission in Docket No. 03-0705 for Peoples Gas (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.5).

10(z)	Order of the Illinois Commerce Commission in Docket No. 04-0682 for North Shore Gas (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.6).

10(aa)	Order of the Illinois Commerce Commission in Docket No. 04-0683 for Peoples Gas (The Company—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.7).