Form 10-K/A
period 2006-09-30
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2006-12-29
CIK 77388, 110101, 77385

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

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Company's Notice of Annual Meeting and Proxy Statement or an amendment to this Form 10-K/A filed within 120 days of the end of the Company's fiscal year	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

EXPLANATORY NOTE

We are filing this amendment to the combined Annual Report on Form 10-K of Peoples Energy Corporation (the “Company”), The Peoples Gas Light and Coke Company and North Shore Gas Company for the fiscal year ended September 30, 2006, which was filed with the Securities and Exchange Commission on December 14, 2006, to include Exhibits 99.1 and 23(e) within Part IV, Item 15 of the Form 10-K. The Company’s investment in Elwood Energy LLC (“Elwood”) meets certain “significance” tests pursuant to Rule 3-09 of SEC Regulation S-X. Rule 3-09 requires a registrant to file the separate financial statements of such equity method investments; Exhibit 99.1 includes the financial statements of Elwood and related Report of Independent Registered Public Accounting Firm and Exhibit 23(e) includes the consent of the independent registered public accounting firm for Elwood. No other information in our combined Annual Report on Form 10-K for the fiscal year ended September 30, 2006, is hereby amended.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-K or update the information set forth in the Form 10-K subsequent to such original filing date. In connection with the filing of this Amendment No. 1, the reporting companies are including as exhibits to this Amendment No. 1 currently dated certifications from the Chief Executive Officer and Chief Financial Officer.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

			Page
(a)	1.	Financial Statements:
		See Part II, Item 8.	*

2.	Financial Statement Schedules:

Schedule
Number
	II	Valuation and Qualifying Accounts	*

3.	Exhibits
	See Exhibit Index		5

* Previously filed on December 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

Date: December 29, 2006	By: /s/ THOMAS A. NARDI
Thomas A. Nardi
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 29, 2006	By: /s/ THOMAS A. NARDI
Thomas A. Nardi
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 29, 2006	By: /s/ THOMAS A. NARDI
Thomas A. Nardi
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX

(a)	The exhibits listed below are filed herewith and made a part hereof, and are incorporated herein by reference:

Exhibit Number	Description of Document

10(a)*	Employment and Retention Agreement dated August 31, 2006 between the Company and Thomas M. Patrick.

10(b)*	Seasonal Credit Agreement dated as of October 20, 2006 between the Company and ABN AMRO Bank N.V.

10(c)*	Seasonal Credit Agreement dated as of October 20, 2006 between the Company and Bank of America, N.A.

10(d)*	Seasonal Credit Agreement dated as of October 20, 2006 between the Company and JPMorgan Chase Bank.

10(e)*
Amendment Number One to the Amended and Restated Trust under the Company's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of July 24, 2006.

12*	Statement re: Computation of Ratio of Earnings to Fixed charges for the Company, Peoples Gas and North Shore Gas.

21*	Subsidiaries of the Company.

23(a)*	Consent of Deloitte & Touche LLP to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 33-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23(b)*
Consent of Netherland, Sewell and Associates, Inc. to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23(c)*	Consent of Miller and Lents, Ltd. to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23(d)*	Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 333-84594, 333-70702, 2-82760, 33-6369, 033-63193, 333-62070, 333-113204, 333-116192, and 333-17701.

23(e)**	Consent of Deloitte & Touche LLP (with respect to Elwood Energy LLC).

31(a)**
Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)**
Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX

Exhibit Number	Description of Document

32(a)**	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)**	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2006.

99.1**	Consolidated Financial Statements of Elwood Energy LLC for the year ended September 30, 2006

*	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2006.
**	Filed herewith as part of this Form 10-K/A Amendment No. 1.

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

	Exhibit Number	Description of Document

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