Form 10-QT
period 2006-12-31
PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/; PEOPLES ENERGY CORP
filed 2007-02-09
CIK 77388, 110101, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended __________________
OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From OCTOBER 1, 2006 to DECEMBER 31, 2006

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

Peoples Energy Corporation	Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]
The Peoples Gas Light and Coke Company	Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]
North Shore Gas Company	Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation		Yes [ ] No [ X ]
The Peoples Gas Light and Coke Company		Yes [ ] No [ X ]
North Shore Gas Company		Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 31, 2007):

Peoples Energy Corporation	Common Stock, no par value, 38,669,460 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 25,357,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

Part I - Financial Information

Item 1. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
	2006	2005
(In Thousands, Except Per-Share Amounts)
Revenues	$746,899	$1,052,386

Operating Expenses:
Cost of energy sold	500,264	796,427
Gas charge settlement	-	91,668
Operation and maintenance, excluding merger
and environmental costs	83,925	87,363
Merger costs	9,321	-
Environmental costs	12,994	11,296
Depreciation, depletion and amortization	30,400	28,985
Taxes, other than income taxes	52,061	68,718
Impairments and losses on property sales	-	93
Total Operating Expenses	688,965	1,084,550

Equity investment income	-	9,652
Operating Income (Loss)	57,934	(22,512)

Other income	1,946	1,351
Other expense	33	38
Interest expense	18,123	13,223
Income (Loss) from Continuing Operations Before Income Taxes	41,724	(34,422)

Income tax expense (benefit)	17,852	(16,097)
Income (Loss) from Continuing Operations	23,872	(18,325)

Loss from Discontinued Operations, net of income tax benefit
of $(109) and $(763), respectively	(165)	(1,156)

Net Income (Loss)	$23,707	$(19,481)

Average Shares of Common Stock Outstanding
Basic	38,548	38,245
Diluted	38,752	38,378

Earnings (Loss) Per Share of Common Stock
Basic, continuing operations	$0.61	$(0.48)
Basic, discontinued operations	-	(0.03)
Total - basic earnings per share	$0.61	$(0.51)

Diluted, continuing operations	$0.61	$(0.48)
Diluted, discontinued operations	-	(0.03)
Total - diluted earnings per share	$0.61	$(0.51)

Dividends Declared Per Share	$0.545	$0.545

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands)	2006	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,342	$42,115	$17,512
Deposits with broker or trustee	43,779	103,584	30,640
Receivables -
Customers, net of reserve for uncollectible accounts
of $35,521, $43,971, and $36,868, respectively	468,802	220,969	668,331
Other	3,372	4,812	2,626
Derivative assets, at fair value - current	53,960	49,116	75,975
Materials and supplies, at average cost	9,989	9,670	10,890
Gas in storage	184,767	238,251	236,052
Gas costs recoverable through rate adjustments	996	6,679	7,354
Regulatory assets of utility subsidiaries	176,286	193,989	24,919
Other	44,796	46,237	53,751
Assets of discontinued operations	84,496	84,471	125,630
Total Current Assets	1,075,585	999,893	1,253,680

CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	2,755,176	2,733,008	2,647,600
Oil and gas	835,551	792,862	574,744
Other	24,798	24,522	22,278
Total property, plant and equipment	3,615,525	3,550,392	3,244,622
Less - Accumulated depreciation, depletion and amortization	1,394,965	1,367,503	1,290,848
Net property, plant and equipment	2,220,560	2,182,889	1,953,774
Investment in equity investees	250	250	-
Other investments	12,248	12,527	13,496
Total Capital Investments - Net	2,233,058	2,195,666	1,967,270

OTHER ASSETS:
Prepaid pension costs	68,393	182,319	152,319
Noncurrent regulatory assets of utility subsidiaries	567,938	404,713	321,895
Derivative assets, at fair value - noncurrent	19,118	17,148	6,496
Deferred charges and other	22,060	22,675	49,333
Total Other Assets	677,509	626,855	530,043

Total Assets	$3,986,152	$3,822,414	$3,750,993

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands, Except Shares)	2006	2006	2005
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Commercial paper	$384,112	$309,744	$177,269
Accounts payable	296,631	211,112	418,029
Regulatory liabilities of utility subsidiaries	11,209	11,250	5,165
Dividends payable	21,025	20,974	20,870
Customer deposits	36,729	35,168	33,735
Customer credit balances	83,473	89,676	49,206
Accrued taxes	49,837	3,963	62,511
Gas deliverable to customers	68,688	87,141	46,718
Derivative liabilities, at fair value - current	174,358	214,518	151,475
Other accrued liabilities	41,920	43,904	88,049
Gas costs refundable through rate adjustments	16,161	62,153	1,219
Accrued interest	17,598	12,439	15,953
Temporary LIFO liquidation credit	-	-	14,282
Deferred credit related to discontinued operations	-	-	2,201
Total Current Liabilities	1,201,741	1,102,042	1,086,682

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	454,330	461,046	432,478
Investment tax credits	26,038	26,148	26,259
Derivative liabilities, at fair value - noncurrent	17,659	22,671	55,192
Environmental	264,000	269,200	281,708
Asset retirement obligations	114,036	112,331	-
Pension, postretirement and other	159,889	92,820	171,359
Total Deferred Credits and Other Liabilities	1,035,952	984,216	966,996

CAPITALIZATION:
Long-term debt	894,429	894,702	895,210

Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 38,821,035, 38,731,880 and
38,535,868 shares, respectively	427,207	423,085	412,935
Treasury stock - 243,100 shares	(6,677)	(6,677)	(6,677)
Retained earnings	447,049	444,444	505,821
Accumulated other comprehensive loss	(13,549)	(19,398)	(109,974)
Total Common Stockholders' Equity	854,030	841,454	802,105

Total Capitalization	1,748,459	1,736,156	1,697,315

Total Liabilities and Capitalization	$3,986,152	$3,822,414	$3,750,993

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
(In Thousands)	2006	2005
Operating Activities:
Net income (loss)	$23,707	$(19,481)
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	31,822	30,437
Deferred income taxes and investment tax credits—net	(5,293)	(20,998)
Gas charge settlement	-	91,668
Change in undistributed earnings from equity investments	50	(1,769)
Mark-to-market gain or loss included in net income	(14,286)	(4,142)
Pension funding less than expense	3,117	5,721
Other adjustments	4,442	(16,261)
Net changes in:
Receivables—net	(246,393)	(420,472)
Gas in storage, excluding fair value adjustments	62,537	7,587
Gas costs recoverable/refundable through rate adjustments	(40,309)	2,180
Accounts payable	90,610	166,390
Gas deliverable to customers	(18,453)	(9,411)
Other accrued liabilities	(2,065)	(21,320)
Accrued interest	5,159	4,479
Accrued taxes	45,874	36,415
Other	(9,091)	5,715
Net Cash Provided by (Used in) Operating Activities	(68,572)	(163,262)

Investing Activities:
Capital spending	(69,452)	(38,033)
Return of capital investments	-	23,643
Decrease (increase) in deposits with broker or trustee,
excluding fair value adjustments	48,151	11,353
Other	88	61
Net Cash Provided By (Used in) Investing Activities	(21,213)	(2,976)

Financing Activities:
Proceeds from (payment of) overdraft facility	(5,091)	15,428
Issuance of commercial paper	74,368	169,121
Retirement of long-term debt	(155)	(450)
Proceeds from issuance of common stock	3,866	2,261
Dividends paid on common stock	(20,976)	(20,796)
Net Cash Provided by (Used in) Financing Activities	52,012	165,564

Net Increase (Decrease) in Cash and Cash Equivalents	(37,773)	(674)
Cash and Cash Equivalents at Beginning of Period	42,115	18,186
Cash and Cash Equivalents at End of Period	$4,342	$17,512

Supplemental information:
Income taxes paid, net of refunds	$297	$-
Interest paid, net of amounts capitalized	$12,443	$7,962

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
	2006	2005
(In Thousands)
Revenues	$419,364	$613,525

Operating Expenses:
Gas costs	251,724	426,860
Gas charge settlement	-	74,668
Operation and maintenance, excluding
environmental costs	59,553	65,012
Environmental costs	12,532	10,502
Depreciation and amortization	14,400	13,699
Taxes, other than income taxes	44,303	58,591
Total Operating Expenses	382,512	649,332

Operating Income (Loss)	36,852	(35,807)

Other income	1,253	1,004

Other expense	32	107

Interest expense	7,414	6,279

Income (Loss) Before Income Taxes	30,659	(41,189)

Income tax expense (benefit)	11,573	(16,949)

Net Income (Loss)	$19,086	$(24,240)

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2006	2006	2005
(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$30,770	$-
Deposits with broker or trustee	4,666	5,107	1,179
Receivables -
Customers, net of reserve for uncollectible accounts
of $32,752, $40,631 and $33,516, respectively	261,928	99,955	402,212
Intercompany receivables	5,080	6,285	30,328
Other	204	211	90
Materials and supplies, at average cost	8,974	8,575	9,682
Gas in storage, at last-in, first-out cost	89,417	127,745	96,437
Gas costs recoverable through rate adjustments	-	4,514	7,329
Regulatory assets	154,783	169,077	22,793
Other	26,627	26,218	9,768
Total Current Assets	551,679	478,457	579,818

CAPITAL INVESTMENTS:
Property, plant and equipment	2,379,427	2,358,448	2,283,061
Less - Accumulated depreciation and amortization	958,084	946,227	914,386
Net property, plant and equipment	1,421,343	1,412,221	1,368,675
Other investments	1,339	1,361	1,484
Total Capital Investments - Net	1,422,682	1,413,582	1,370,159

OTHER ASSETS:
Prepaid pension costs	78,179	184,660	153,260
Noncurrent regulatory assets	464,322	317,898	256,266
Deferred charges and other	17,679	18,257	36,289
Total Other Assets	560,180	520,815	445,815

Total Assets	$2,534,541	$2,412,854	$2,395,792

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2006	2006	2005
(In Thousands, Except Shares)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Commercial paper	$80,319	$-	$119,933
Accounts payable	127,524	81,385	206,264
Intercompany payables	86,258	167,391	11,581
Regulatory liabilities	11,209	11,249	5,690
Customer deposits	33,394	32,123	30,764
Customer credit balances	69,557	76,416	41,076
Accrued taxes	58,964	17,457	55,868
Gas deliverable to customers	71,286	80,840	42,269
Derivative liabilities, at fair value - current	31,957	-	-
Other accrued liabilities	17,606	17,481	62,793
Gas costs refundable through rate adjustments	13,477	49,726	30
Accrued interest	6,002	5,993	5,308
Dividends payable	-	-	8,200
Temporary LIFO liquidation credit	-	-	10,615
Total Current Liabilities	607,553	540,061	600,391

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	346,119	353,245	346,669
Investment tax credits	23,184	23,284	23,407
Derivative liabilities, at fair value - noncurrent	226	-	-
Environmental	193,600	201,300	217,828
Asset retirement obligations	92,403	91,071	-
Pension, postretirement and other	119,639	65,788	124,988
Total Deferred Credits and Other Liabilities	775,171	734,688	712,892

CAPITALIZATION:
Long-term debt	502,000	502,000	502,000

Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 25,357,566, 25,357,566 and
24,817,566 shares, respectively	219,242	219,242	165,307
Retained earnings	431,777	418,291	437,007
Accumulated other comprehensive loss	(1,202)	(1,428)	(21,805)
Total Common Stockholder's Equity	649,817	636,105	580,509
Total Capitalization	1,151,817	1,138,105	1,082,509

Total Liabilities and Capitalization	$2,534,541	$2,412,854	$2,395,792

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
	2006	2005
(In Thousands)
Operating Activities:
Net income (loss)	$19,086	$(24,240)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	15,574	14,897
Deferred income taxes and investment tax credits—net	(5,712)	(19,067)
Gas charge settlement	-	74,668
Pension funding less than expense	1,510	2,805
Other adjustments	6,501	5,277
Net changes in:	-
Receivables—net	(161,966)	(288,354)
Intercompany receivables	1,205	11,089
Gas in storage	38,328	9,805
Gas costs recoverable/refundable through rate adjustments	(31,735)	(440)
Accounts payable	47,375	108,856
Intercompany accounts payable	(22,071)	(10,992)
Gas deliverable to customers	(9,606)	(9,187)
Other accrued liabilities	97	(1,021)
Accrued interest	9	(251)
Accrued taxes	41,506	31,779
Other	(8,091)	3,319
Net Cash Provided by (Used in) Operating Activities	(67,990)	(91,057)

Investing Activities:
Capital spending	(24,800)	(16,034)
Intercompany note receivable	-	(9,875)
Decrease (increase) in deposits with broker or trustee,
excluding fair value adjustments	(11,539)	(1,895)
Other	(9)	26
Net Cash Provided by (Used in) Investing Activities	(36,348)	(27,778)

Financing Activities:
Proceeds from (payment of) overdraft facility	(1,236)	(662)
Issuance of commercial paper	80,319	119,933
Issuance of short-term debt	85	-
Retirement of short-term debt	-	(360)
Issuance of long-term debt	-	(76)
Dividends paid on common stock	(5,600)	-
Net Cash Provided by (Used in) Financing Activities	73,568	118,835

Net Increase (Decrease) in Cash and Cash Equivalents	(30,770)	-
Cash and Cash Equivalents at Beginning of Period	30,770	-
Cash and Cash Equivalents at End of Period	$-	$-

Supplemental information:
Income taxes paid, net of refunds	$(2,228)	$-
Interest paid, net of amounts capitalized	$6,901	$6,065

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
	2006	2005
(In Thousands)
Revenues	$77,574	$115,464

Operating Expenses:
Gas costs	54,561	90,290
Gas charge settlement	-	17,000
Operation and maintenance, excluding
environmental costs	8,462	9,170
Environmental costs	462	794
Depreciation	1,539	1,426
Taxes, other than income taxes	4,606	5,575
Total Operating Expenses	69,630	124,255

Operating Income (Loss)	7,944	(8,791)

Other income	154	79

Other expense	-	24

Interest expense	1,085	977

Income (Loss) Before Income Taxes	7,013	(9,713)

Income tax expense (benefit)	2,638	(4,054)

Net Income (Loss)	$4,375	$(5,659)

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2006	2006	2005
(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92	$12,815	$1,244
Deposits with broker or trustee	1,894	1,930	-
Receivables -
Customers, net of reserve for uncollectible
accounts of $1,572, $2,127 and $1,676, respectively	42,956	12,858	68,932
Intercompany receivables	350	3,625	1,836
Materials and supplies, at average cost	1,015	1,095	1,208
Gas in storage, at last-in, first-out cost	10,008	21,744	9,330
Gas costs recoverable through rate adjustments	996	2,165	25
Regulatory assets	21,503	24,912	2,126
Other	2,188	2,929	266
Total Current Assets	81,002	84,073	84,967

CAPITAL INVESTMENTS:
Property, plant and equipment	375,749	374,560	364,539
Less - Accumulated depreciation	151,156	149,832	145,729
Net property, plant and equipment	224,593	224,728	218,810

OTHER ASSETS:
Prepaid pension costs	-	2,725	-
Noncurrent regulatory assets	103,616	86,815	65,628
Deferred charges and other	1,717	1,648	2,636
Total Other Assets	105,333	91,188	68,264

Total Assets	$410,928	$399,989	$372,041

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2006	2006	2005
(In Thousands, Except Shares)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Other short-term debt - intercompany	$-	$-	$9,875
Accounts payable	19,455	14,776	41,090
Intercompany payables	22,465	29,620	3,546
Regulatory liabilities	-	1	-
Customer deposits	3,010	2,860	2,769
Customer credit balances	12,195	11,808	6,587
Accrued taxes	4,876	1,271	4,233
Gas deliverable to customers	6,407	6,301	4,449
Derivative liabilities, at fair value - current	3,226	-	-
Other accrued liabilities	1,454	1,746	12,171
Gas costs refundable through rate adjustments	2,684	12,427	1,190
Accrued interest	495	1,317	460
Dividends payable	-	-	1,500
Temporary LIFO liquidation credit	-	-	3,667
Total Current Liabilities	76,267	82,127	91,537

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	45,151	45,745	36,420
Investment tax credits	2,854	2,864	2,852
Derivative liabilities, at fair value - noncurrent	44	-	-
Environmental	70,400	67,900	63,880
Asset retirement obligations	19,541	19,257	-
Pension, postretirement and other	24,826	11,977	20,319
Total Deferred Credits and Other Liabilities	162,816	147,743	123,471

CAPITALIZATION:
Long-term debt	69,095	69,250	69,250

Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	24,757	24,757	24,757
Retained earnings	78,137	76,262	65,397
Accumulated other comprehensive loss	(144)	(150)	(2,371)
Total Common Stockholder's Equity	102,750	100,869	87,783
Total Capitalization	171,845	170,119	157,033

Total Liabilities and Capitalization	$410,928	$399,989	$372,041

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
	2006	2005
(In Thousands)
Operating Activities:
Net income (loss)	$4,375	$(5,659)
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,781	1,651
Deferred income taxes and investment tax credits—net	8	(2,812)
Pension funding less than expense	492	925
Gas charge settlement	-	17,000
Other adjustments	643	(964)
Net changes in:
Receivables—net	(30,098)	(54,723)
Intercompany receivables	3,360	5,642
Gas in storage	11,736	4,901
Gas costs recoverable/refundable through rate adjustments	(8,574)	2,620
Accounts payable	4,679	19,582
Intercompany accounts payable	339	824
Gas deliverable to customers	98	(224)
Other accrued liabilities	(285)	166
Accrued interest	(822)	(824)
Accrued taxes	3,605	1,329
Other	703	1,814
Net Cash Provided by (Used in) Operating Activities	(7,960)	(8,752)

Investing Activities:
Capital spending	(1,653)	(2,053)
Other	(455)	-
Net Cash Provided by (Used in) Investing Activities	(2,108)	(2,053)

Financing Activities:
Proceeds from (payment of) overdraft facility	-	(371)
Issuance of short-term debt	-	9,875
Retirement of long-term debt	(155)	-
Dividends paid on common stock	(2,500)	(8,000)
Net Cash Provided by (Used in) Financing Activities	(2,655)	1,504

Net Increase (Decrease) in Cash and Cash Equivalents	(12,723)	(9,301)
Cash and Cash Equivalents at Beginning of Period	12,815	10,545
Cash and Cash Equivalents at End of Period	$92	$1,244

Supplemental information:
Income taxes paid, net of refunds	$450	$-
Interest paid, net of amounts capitalized	$1,802	$1,716

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

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the shareholders of each of WPS Resources and Peoples Energy (which occurred December 6, 2006), (ii) absence of any material adverse effect, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period (which occurred October 25, 2006), (iv) absence of any order or injunction prohibiting the consummation of the Merger, (v) the registration statement on Form S-4 shall have become effective (which occurred October 18, 2006), (vi) the shares of WPS Resources common stock issuable to Peoples Energy’s shareholders pursuant to the Agreement and under the employee benefit plans of Peoples Energy shall have been approved for listing on the New York Stock Exchange, (vii) subject to certain exceptions, the accuracy of representations and warranties with respect to WPS Resources’ and Peoples Energy’s business, as applicable, (vii) receipt of customary tax opinions and (viii) receipt of all required statutory approvals from, among others, the FERC (obtained December 21, 2006), the Federal Communications Commission (obtained December 21, 2006), and state public service and utility commissions.

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

On August 2, 2006, WPS Resources, Peoples Energy, Peoples Gas and North Shore Gas jointly filed an application for approval of the Merger with the Illinois Commerce Commission (Commission). The companies sought expedited consideration of the application by the Commission, with requested approval by December 28, 2006 so that the Merger could close on or shortly after January 1, 2007. The application indicated that The

Notes to Consolidated Financial Statements (Unaudited)

Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas) would further postpone filing rate cases until early 2007, with new rates to take effect in 2008 due to the normal 11-month rate case process in Illinois. On January 9, 2007, the evidentiary hearing was held. On January 11, 2007, the administrative law judges closed the record. On January 19, 2007, the Applicants filed with the Commission a form of proposed order, reviewed and agreed upon by all active parties. On January 23, 2007, the ALJs issued a proposed order essentially adopting the proposed order submitted by the parties, including the Conditions of Approval, and recommending that the Merger be approved. The ALJs' proposed order was approved by the Commission on February 7, 2007. The order included Conditions of Approval regarding commitments by the Applicants to provide certain reports, perform studies of the Peoples Gas system, promote and hire a limited number of union employees in specific areas, make no reorganization-related layoffs or position reductions within the Peoples Gas union workforce, maintain Peoples Gas and North Gas' operation and maintenance and capital budgets at recent levels, file a plan for formation and implementation of a services company, accept certain limits on the merger-related costs that can be recovered from ratepayers, and not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the Peoples Gas and North Shore Gas storage gas inventory in connection with closing the Merger. The Conditions of Approval also include commitments by the Applicants with respect to the upcoming rate cases of Peoples Gas and North Shore Gas. These are the inclusion of merger synergy savings of $13.1 million in the proposed test year, the recovery of $7 million of the merger-related costs in the test year (reflecting recovery of $35 million of costs over 5 years), proposing a $ 7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the proposed order provides authority for Peoples Gas and North Shore Gas to record a regulatory asset for up to $44.9 million of merger costs that may be recovered from ratepayers.

On August 15, 2006, Wisconsin Public Service Corporation (WPSC) applied to the Public Service Commission of Wisconsin (PSCW) for approval of amendments to its “affiliated interest” agreements so that they include and apply to Peoples Energy and its subsidiaries, as appropriate, upon closing of the merger. These agreements govern the provision by and among WPS Resources and its regulated and non-regulated subsidiaries of services, property, and other things of value. Modification of these agreements requires the approval of the PSCW.  On September 27, 2006, the PSCW asserted jurisdiction and pre-approval authority over the merger.  In its February 8, 2007 open meeting, the PSCW gave its verbal approval to the merger and directed its staff to draft an order to that effect for consideration at its next open meeting scheduled for February 16, 2007. During the PSCW’s Discussion of Record on February 8, 2007, the commissioners agreed that the merger is in the public interest, and that the conditions proposed by the PSCW staff and agreed to by the applicants adequately protected the interests of WPSC’s Wisconsin ratepayers. The Commission also determined that no base rate increases would be allowed before January 1, 2009. However, WPSC would be allowed a step increase on January 1, 2008 to update 2008 fuel costs for changes in delivered coal prices as well as natural gas prices. The PSCW also approved the issuance of an order approving the amendments to the WPSC affiliated interest agreements to include and apply to Peoples Energy and its subsidiaries upon closing of the merger. The PSCW's written order is expected to be issued February 16, 2007 and the merger is expected to close shortly thereafter.

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

Notes to Consolidated Financial Statements (Unaudited)

For the three-month period ended December 31, 2006, the Company incurred merger related costs of $9.3 million, primarily legal, consulting and investment banking fees. Under Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”, such costs are expensed as incurred by the Company as the acquired entity in the merger. The Company has recorded the income tax impact of merger costs based upon its current estimate of their ultimate treatment, however, this estimate is subject to change based upon the outcome of future events.

2: BASIS OF PRESENTATION

General

The condensed, unaudited financial statements of the Company, Peoples Gas and North Shore Gas have been prepared by the Company pursuant to the rules and regulations of the SEC. Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company. As described below, the December 31, 2005 unaudited financial statements of the Company have been reclassified for discontinued operations.

On December 28, 2006, the Board of Directors of the Company approved a change in the Company’s fiscal year from September 30 to December 31. Reasons for the change include the following:
•	aligning the Company's reporting cycle with that of WPS Resources in anticipation of the merger;
•	aligning the Company’s reporting cycle with that of other firms in the industry;
•	aligning the Company’s reporting cycle with regulatory filing requirements;
•
reduction in the volatility of reserve balances and depletion rates in the Company’s Oil and Gas Production segment due to natural gas prices being typically higher and fluctuating in narrower ranges at December 31 than at September 30; and

•	reduction in mark-to-market and lower-of-cost-or-market accounting volatility due to natural gas prices being typically higher and fluctuating in narrower ranges at December 31 than at September 30.

All of the Company’s wholly-owned subsidiaries, including Peoples Gas and North Shore Gas, have also changed their fiscal years from September 30 to December 31. The Company reported the change in fiscal year end in a Current Report on Form 8-K, dated January 3, 2007. As a requirement of this year end change, the Company is reporting results for the three months ended December 31, 2006 as a transition period with the results for the three months ended December 31, 2005 presented for comparative purposes.

The change in the Company's fiscal year end required, for the three-month transition period ended December 31, 2006, the application of certain accounting policies historically only present at September 30. At December 31, 2006, no temporary LIFO liquidation credit was established on the balance sheet, as described in Note 3. In addition, the Company's income tax provision for the three-month transition period ended December 31, 2006, was not calculated in accordance with APB No. 28, "Interim Financial Reporting" (APB No. 28), as described in Note 11.

This Transition Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K, as amended, for the Company, Peoples Gas and North Shore Gas for the fiscal year ended September 30, 2006. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the transition period and quarterly results of operations and statements of financial position and cash flows should not be considered indicative of a full twelve-month period.

Notes to Consolidated Financial Statements (Unaudited)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments unless otherwise noted, necessary to present fairly the financial position of the Company, Peoples Gas and North Shore Gas and their results of operations and cash flows for the three-month transition period ended December 31, 2006 and the three-month interim period ended December 31, 2005.

Discontinued Operations

The Company announced in February 2006 its intention to exit the power generation business. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico and recognized a $1.8 million impairment loss in the three-month period ended December 31, 2005. On May 31, 2006, the Company completed the sale of its 27% interest in the Southeast Chicago Energy Project (SCEP) facility to Exelon Generation Company, LLC. On January 17, 2007, the Company completed the sale of substantially all of its 50% interest in Elwood to J-Power. Subsequent to the sale, J-Power informed the Company that it no longer was interested in purchasing the Company’s remaining power asset, a development site in Oregon (the COB Energy Facility, or COB), as previously planned. In January, 2007, the Company recorded an impairment charge associated with that site which, when combined with the Elwood transaction, resulted in a net pre-tax gain of approximately $20 million, in line with expectations previously disclosed. Financial results for power generation are reported by Peoples Energy as discontinued operations.

The operating results of the Company’s power generation business were reported under the Energy Assets segment and included in consolidated operating income prior to treatment as discontinued operations. Effective in the three-month period ended March 31, 2006, the Company reported the results of operations of its power generation business as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Results of operations and assets for all periods have been reclassified to conform with the discontinued operations presentation.

The following table summarizes the power generation items which are reflected as assets of and deferred credit related to discontinued operations in the Company’s consolidated balance sheets.

	December 31,	September 30,	December 31,
	2006	2006	2005
(In Thousands)
Investments in unconsolidated affiliates	$74,021	$74,071	$114,144
Other investments	10,475	10,400	10,773
Property, plant and equipment, net	-	-	713
Total assets	$84,496	$84,471	$125,630

Deferred credit	$-	$-	$2,201

Notes to Consolidated Financial Statements (Unaudited)

The summarized financial results for the Company’s discontinued operations were as follows:

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
	2006	2005
(In Thousands)
Operation and maintenance	$(107)	$(645)
Taxes, other than income taxes	-	(16)
Impairments and losses on property sales	-	(2,089)
Equity investment income (loss)	(167)	831
Loss before income taxes	(274)	(1,919)
Income tax benefit	109	763
Loss from discontinued operations,
net of income tax benefit	$(165)	$(1,156)

3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has incurred and previously reported charges reflecting the terms of the settlement totaling $107.3 million pretax or $1.68 per share after tax. The charge reflects $100 million in refunds to customers, $10.7 million to reflect a change in the regulatory accounting treatment for fiscal 2005 Hub revenues, $5 million in estimated

Notes to Consolidated Financial Statements (Unaudited)

additional bad debt expense due to termination of collection activity on amounts previously written off and $5 million related to the first payment to the Illinois Attorney General and City of Chicago under the settlement, and is net of approximately $13.3 million in previously recorded liabilities related to the cases. The $107.3 million charge was allocated $103.0 million to Peoples Gas and $4.3 million to North Shore Gas in accordance with the Order. In anticipation of the March 28, 2006 orders from the Commission, the Company recorded estimated gas charge settlement costs for the three-month period ended December 31, 2005 of $91.7 million, $74.7 million and $17.0 million for Peoples Energy, Peoples Gas and North Shore Gas, respectively. Accrued liabilities totaling $11.2 million at December 31, 2006 represent 2005 Hub revenue and related interest that will be refunded to customers pending close of the Commission's review of 2005 gas charge reconciliation case and are included in the consolidated balance sheet caption regulatory liabilities under current liabilities.

Gas in Storage

The Company’s utility subsidiaries price storage injections except for liquid propane at North Shore Gas at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities except for liquid propane at North Shore Gas are priced on the LIFO cost method. North Shore Gas accounts for liquid propane inventory using the average cost method. Due to the change in the Company's fiscal year end from September 30 to December 31, gas costs at Peoples Gas, North Shore Gas and on a consolidated basis for the three-month period ended December 31, 2006 were impacted by the difference between the lower LIFO cost of the liquidated inventories and the cost of that inventory priced as if it were a current year increment. This difference totaled $11.3 million, $1.5 million, and $12.8 million, for Peoples Gas, North Shore Gas and the Company on a consolidated basis, respectively. However, these amounts do not affect operating income as the amounts will be refunded to utility customers through future adjustments to the gas charge. Such amounts refundable to customers represent current liabilities (with a contra entry to gas costs) included in gas costs refundable through rate adjustments.

The estimated replacement cost of gas in inventory at December 31, 2006 exceeded the LIFO cost by approximately $210.8 million. The estimated replacement cost of gas in inventory for Peoples Gas at December 31, 2006 exceeded the LIFO cost by approximately $177.6 million. The estimated replacement cost of gas in inventory exclusive of the liquid propane for North Shore Gas at December 31, 2006 exceeded the LIFO cost by approximately $33.2 million. Both Peoples Gas’ and North Shore Gas’ calculation used a period-end Chicago city-gate gas price per Dth of $5.54 at December 31, 2006.

The Energy Marketing and Energy Assets segments account for gas in inventory using the average cost method. A portion of gas in storage for Energy Marketing is reported at fair value to reflect the effects of fair value hedge accounting in accordance with SFAS No. 133.

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its operations and investments. To manage this risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options. It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. The Company accounts for derivative financial instruments pursuant to SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, as amended and interpreted (SFAS No. 133). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.

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

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes selected information related to cash flow hedges included in the Consolidated Statements of Operations and Balance Sheets for the periods ended December 31, 2006 and 2005, respectively.

		Interest	Partnership
Transition period ended December 31, 2006	Commodities	Rate	Transactions	Total
(In Thousands)
Portion of after-tax gains on hedging instruments
determined to be ineffective and included in net income	$496	$-	N/A	$496

Accumulated other comprehensive income (loss) after tax at
December 31, 2006	$(5,739)	$(415)	$(2,968)	$(9,122)

Portion of accumulated other comprehensive income (loss)
expected to be reclassified to earnings during the next
12 months	$(6,749)	$(65)	N/A	$(6,814)
Maximum term	75 months	76 months

Three months ended December 31, 2005
(In Thousands)
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income	$1,177	$-	$-	$1,177

Accumulated other comprehensive income (loss) after tax at
December 31, 2005	$(78,717)	$(481)	$(4,933)	$(84,131)

Fair Value Hedges. The Company uses financial hedges to protect the value of a portion of Energy Marketing's gas in storage and these are accounted for as fair value hedges. The change in value of these hedges is recorded in revenues on the statement of operations. The offsetting change in value of the inventory hedged is recorded in cost of energy sold.

The Energy Marketing segment recorded in the three-month periods ended December 31, 2006 and 2005 $10.9 million and $3.7 million, respectively, mark-to-market gains related to the application of fair value hedge accounting to certain storage inventory transactions. The segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which this segment is using for certain storage activity, the mark-to-market adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. As volumes are withdrawn from storage, these mark-to-market accounting impacts are reversed.

Notes to Consolidated Financial Statements (Unaudited)

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

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

The Energy Marketing segment uses certain derivative contracts (such as NYMEX or Basis swaps) that do not qualify for hedge accounting under SFAS No. 133. Included in these contracts are hedges of location differentials associated with its wholesale natural gas contracts and transactions involving storage assets. In the three-month periods ended December 31, 2006 and 2005, the Energy Marketing segment recognized mark-to-market pretax gains (losses) (included in revenues) of $2.3 million and $(2.5) million, respectively, related to these derivatives. As physical volumes are delivered under natural gas contracts or withdrawn under certain gas storage contracts, these mark-to-market accounting impacts are reversed. The above amounts include net mark-to-market activity both for hedges for settlement in future periods and the reversal of amounts recorded in prior periods and settled within the current period.

The following table reflects the mark-to-market value of these contracts and other miscellaneous derivative contracts that do not qualify for hedge accounting.

	December 31,
(In Thousands)	2006	2005
Peoples Gas mark-to-market asset (liability)	$(113,578)	$23,031
North Shore Gas mark-to-market asset (liability)	(20,176)	3,108
Other mark-to-market asset (liability)	3,766	(4,189)
Total	$(129,988)	$21,950

Notes to Consolidated Financial Statements (Unaudited)

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during the three-month periods ended December 31, 2006 and 2005. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally, hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales or cost of purchases in earnings), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2006	2005	2006	2005	2006	2005
Value of contracts outstanding at October 1	$(23,782)	$(202,904)	$8,901	$(21,457)	$(151,560)	$204,276
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(8,438)	(39,065)	1,390	624	(59,276)	64,592
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	665	(4,896)	109	435	(22,921)	(1,705)
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	8,038	31,843	3,011	15,375	(14,783)	(116,029)
Value of contracts outstanding at December 31	$(6,641)	$(136,892)	$10,631	$(6,271)	$(129,988)	$21,950

The change in the value of derivative contracts outstanding for the three-month period ended December 31, 2006 was due to the settlement of contracts at net realized losses and to changes in the forward price curve of natural gas during this same period. The increase in the value of contracts designated as cash flow hedges was driven primarily by the increase in value of the Oil and Gas Production segment’s derivatives portfolio used in managing the sale price of its production assets and due to the impact of a net decrease in volumes hedged. The increase in the value of contracts designated as fair value hedges was driven primarily by an increase in value in the Energy Marketing segment’s storage optimization portfolio. The primary cause of the increase in the value of outstanding contracts designated as mark-to-market is attributable to the settlement of contracts at net realized losses and the impact of the change in the forward price curve on the derivative instruments of Peoples Gas and North Shore Gas used to manage each utility’s cost of gas supply. For the three-month periods ended December 31, 2006 and 2005, unrealized losses on contracts attributed to Peoples Gas were $34.2 million and $96.3 million, respectively. For the three-month periods ended December 31, 2006 and 2005, unrealized losses on contracts attributed to North Shore Gas were $5.5 million and $20.7 million, respectively. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No, 71, allows for these mark-to-market derivative gains and losses to be recorded as regulatory assets or regulatory liabilities. Realized gains and losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

Notes to Consolidated Financial Statements (Unaudited)

The following table is a summary of the fair market value of commodity derivatives by type and a reconciliation to the fair market value of all derivatives at December 31, 2006. Valuations are based on the New York Mercantile Exchange (NYMEX) closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

Commodity Derivatives
(Fair Value amounts in thousands)
Futures/Forwards (NG)	Maturity	Volumes (MMbtu's)	Fair Value
Natural Gas	Less than 1 Year	35,969,389	$(1,652)
Natural Gas	1 - 3 Years	5,420,713	1,613
		41,390,102	$(39)
Options (NG)	Maturity	Volumes (MMbtu's)	Fair Value
Natural Gas	Less than 1 Year	24,892,600	$(4,099)
Natural Gas	1 - 3 Years	5,415,600	927
		30,308,200	$(3,172)
Swaps (NG)	Maturity	Volumes (MMbtu's)	Fair Value
Natural Gas	Less than 1 Year	113,079,697	$(116,917)
Natural Gas	1 - 3 Years	30,820,875	(3,782)
Natural Gas	4 - 5 Years	5,205,000	1,645
Natural Gas	More than 5 Years	4,268,750	2,264
		153,374,322	$(116,790)
Total (NG)	Maturity	Volumes (MMbtu's)	Fair Value
Natural Gas	Less than 1 Year	173,941,686	$(122,668)
Natural Gas	1 - 3 Years	41,657,188	(1,242)
Natural Gas	4 - 5 Years	5,205,000	1,645
Natural Gas	More than 5 Years	4,268,750	2,264
		225,072,624	$(120,001)
Swaps (OIL)	Maturity	Volumes (Bbl's)	Fair Value
WTI Crude Oil	Less than 1 Year	154,900	$(3,785)
WTI Crude Oil	1 - 3 Years	54,800	(556)
		209,700	$(4,341)
Futures/Forwards (Megawatt-hours)	Maturity	Amounts (Mwh's)	Fair Value
Megawatts	Less than 1 Year	633,938	$10
		633,938	$10
Grand Total - Fair Value of Commodity Derivatives			$(124,332)
Fair Value of Interest Rate Swap			(1,666)
Grand Total - Fair Value of all Derivatives			$(125,998)

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

	December 31,	September 30,	December 31,
(In Thousands)	2006	2006	2005
Peoples Gas	$124,210	$31,247	$184,548
North Shore Gas	22,099	5,933	35,126
Peoples Energy Services	58,467	21,269	68,212
Consolidated Peoples Energy	$204,776	$58,449	$287,886

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The Company reports most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes is included in taxes, other than income taxes on the statement of operations. Revenue tax amounts included in utility revenues are as follows:

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
(In Thousands)	2006	2005
Peoples Gas	$39,761	$55,393
North Shore Gas	3,763	4,958
Consolidated Peoples Energy	$43,524	$60,351

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

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. As of December 31, 2006, the Company’s balance in other current assets included $1.9 million of restricted cash related to margin calls received but not paid. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $8.9 million, $14.0 million and $24.5 million as of December 31, 2006, September 30, 2006 and December 31, 2005, respectively. For Peoples Gas, the amounts in accounts payable at December 31, 2006, September 30, 2006 and December 31, 2005 were $6.8 million, $8.0 million and $6.5 million, respectively. North Shore Gas had no overdraft balance for any such date.

Notes to Consolidated Financial Statements (Unaudited)

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is still evaluating whether the requirements of FIN 48 will have a significant effect on its financial condition or results of operations.

Notes to Consolidated Financial Statements (Unaudited)

4: BUSINESS SEGMENTS

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Financial data by business segment is presented below.

					Corporate
	Gas	Oil and Gas	Energy	Energy	and
(In Thousands)	Distribution	Production	Marketing	Assets	Other	Adjustments	Total
Transition Period Ended December 31, 2006
Revenues (1)	$496,938	$32,410	$216,319	$1,360	$-	$(128)	$746,899
Cost of energy sold	306,285	-	194,238	272	-	(531)	500,264
Operation and maintenance, excluding merger
and environmental costs	64,729	10,558	4,473	520	3,242	403	83,925
Merger costs	-	-	-	-	9,321	-	9,321
Environmental costs	12,994	-	-	-	-	-	12,994
Depreciation, depletion and amortization	15,938	13,548	333	91	490	-	30,400
Taxes, other than income taxes	48,909	2,631	60	(11)	472	-	52,061
Equity investment income (2)	-	-	-	-	-	-	-
Operating income (loss)	$48,083	$5,673	$17,215	$488	$(13,525)	$-	$57,934
Loss from discontinued operations,
net of income tax benefit	$-	$-	$-	$(160)	$(5)	$-	$(165)

Segment capital assets of continuing
operations, net (3)	$1,646,186	$561,883	$3,263	$5,088	$7,913	$-	$2,224,333
Investments in equity investees (4)	$-	$-	$-	$250	$-	$-	$250
Capital spending (5)	$26,453	$42,639	$-	$-	$277	$-	$69,369
Three Months Ended December 31, 2005
Revenues (1)	$728,989	$27,058	$294,870	$2,607	$-	$(1,138)	$1,052,386
Cost of energy sold	517,151	-	280,339	336	-	(1,399)	796,427
Gas charge settlement	91,668	-	-	-	-	-	91,668
Operation and maintenance, excluding gas
charge settlement and environmental costs	70,538	8,105	4,227	463	3,769	261	87,363
Environmental costs	11,296	-	-	-	-	-	11,296
Depreciation, depletion and amortization	15,125	13,053	442	89	276	-	28,985
Taxes, other than income taxes	64,165	4,091	98	27	337	-	68,718
Impairments and losses on property sales	-	-	-	-	93	-	93
Equity investment income (2)	-	9,585	-	-	67	-	9,652
Operating income (loss)	$(40,954)	$11,394	$9,764	$1,692	$(4,408)	$-	$(22,512)
Loss from discontinued operations,
net of income tax benefit	$-	$-	$-	$(1,151)	$(5)	$-	$(1,156)

Segment capital assets of continuing
operations, net (3)	$1,587,735	$353,931	$5,077	$5,298	$6,217	$-	$1,958,258
Investments in equity investees (4)	$-	$-	$-	$-	$-	$-	$-
Capital spending (5)	$18,087	$19,360	$24	$-	$248	$-	$37,719

(1) Oil and Gas Production revenues are net of gains and losses from hedging activities.
(2) Excludes equity investment income from discontinued operations. See Note 5.
(3) Excludes segment assets of discontinued operations at December 31, 2006 and 2005 of $9,573 and $10,552, respectively.
(4) Excludes investments in equity investees of discontinued operations at December 31, 2006 and 2005 of $74,021 and $114,144, respectively.
(5) Excludes capital spending relating to assets of discontinued operations at December 31, 2006 and 2005 of $83 and $314 respectively.

Notes to Consolidated Financial Statements (Unaudited)

5: EQUITY INVESTMENTS

The Company had several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for separate financial statement disclosure. However, in aggregate these investments are material. The Company records its share of equity investment income based on financial information it receives from the partnerships. All information is current or based on estimated results for the quarter. The Company is not a managing partner in any of these investments.

On January 17, 2007, the Company completed the sale of substantially all of its 50% interest in Elwood to J-Power. Subsequent to the sale, J-Power informed the Company that it no longer was interested in purchasing the Company’s remaining power asset, a development site in Oregon (the COB Energy Facility, or COB), as previously planned. In January, 2007, the Company recorded an impairment charge associated with that site which, when combined with the Elwood transaction, resulted in a net pre-tax gain of approximately $20 million, in line with expectations previously disclosed. (See Note 2).

On October 31, 2005, Peoples Energy Production, through its equity investment in EnerVest Energy, L.P. (EnerVest), recognized a $9.6 million gain in equity investment income related to the sale of all remaining properties in the partnership. The total gain was adjusted to $7.8 million for the fiscal year ended September 30, 2006. The partnership is in the process of winding up its affairs. Peoples Energy Production has no remaining capital investment commitments with the EnerVest partnership.

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

	Transition	Three Months
	Period Ended	Ended
	December 31,	December 31,
	2006	2005
(In Thousands)
Revenues	$9,419	$28,599
Operating income	8,008	14,805
Interest expense	6,734	8,602
Net income (loss)	$(333)	$4,136

Current assets	$63,523	$79,881
Noncurrent assets	440,180	690,171
Current liabilities	44,167	53,435
Noncurrent liabilities	$311,494	$398,028

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income shown in the previous table.

		Ownership Percentage		Equity Investment Income
				Transition	Three Months
				Period Ended	Ended
(In Thousands)		At December 31,		December 31,	December 31,
Investment	Segment	2006	2005	2006	2005
EnerVest	Oil and Gas	23%	30%	$-	$9,585
Trigen-Peoples	Corporate and Other	N/A	N/A	-	67
Equity investment income from
continuing operations				-	9,652
Elwood	Energy Assets	50	50	(167)	(476)
SCEP	Energy Assets	N/A	28	-	1,307
Equity investment income from
discontinued operations				(167)	831
Total equity investment income				$(167)	$10,483

Undistributed partnership income included in the
Company's retained earnings at the end of each period				$25,411	$32,017

6: ENVIRONMENTAL MATTERS

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

Notes to Consolidated Financial Statements (Unaudited)

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

With respect to portions of certain other sites in the City of Chicago (Chicago), Peoples Gas has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require Peoples Gas to perform extensive investigations or remediations. These demands include notice letters sent to Peoples Gas by River Village West. These letters informed Peoples Gas of River Village West's intent to file suit under RCRA seeking an order directing Peoples Gas to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005), seeks an order directing Peoples Gas to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. Peoples Gas has filed an answer denying liability.

In August 2006, a member of the River Village West LLC individually filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under RCRA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-4465 (N.D. Ill. 2006), seeks an order directing Peoples Gas to remediate the Willow Street Station former manufactured gas plant site which is located along the Chicago River. Peoples Gas has filed an answer denying liability and the court has set a scheduling order. In October 2006, the same individual filed another suit in the United States District Court for the Northern District of Illinois under RCRA and CERCLA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-5901 (N.D. Ill. 2006), seeks an order directing Peoples Gas to remediate the following four former manufactured gas plant sites, which are located on or near the Chicago River: 22nd Street Station, Division Street Station, Hawthorne Station, and North Shore Avenue Station. Peoples Gas has filed an answer to the RCRA count denying liability and is moving to dismiss the CERCLA count. This individual has also notified Peoples Gas of his intent to file suit under RCRA and CERCLA seeking an order directing Peoples Gas to remediate the following two former manufactured gas plant sites: Calumet Station and North Station.

The utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At December 31, 2006, regulatory assets (stated in current year dollars) were recorded in the following amounts: for Peoples Gas, $234 million; for North Shore Gas, $72 million; and for the Company on a consolidated basis, $306 million. Each of the foregoing amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence as follows: for Peoples Gas, $194 million; for North Shore Gas, $70 million; and for the Company on a consolidated basis, $264 million. Management also estimates that additional costs in excess of the recorded liabilities are reasonably possible in the following amounts: for Peoples Gas, $115 million; for North Shore Gas, $80 million; and for the Company on a consolidated basis, $195 million.

Notes to Consolidated Financial Statements (Unaudited)

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

Actual costs, which may differ materially from these estimates, will depend on several factors including whether contamination exists at all sites, the nature and extent of contamination and the level of remediation that may be required. Other factors that may affect such costs include, but are not limited to, changes in remediation technology, fluctuations in unit costs and changes in environmental laws and regulations. With respect to certain sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. Management does not believe that the utility subsidiaries are legally required to comply with such demands. However, if the subsidiaries were required to do so at all of the sites that have not been remediated, the Company currently estimates that its aggregate maximum potential liability would be approximately $405 million higher than the total of the recorded liabilities and estimates of additional reasonably possible costs indicated above.

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

Notes to Consolidated Financial Statements (Unaudited)

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

7. GAS CHARGE RECONCILIATION PROCEEDINGS AND RELATED MATTERS

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

Notes to Consolidated Financial Statements (Unaudited)

The Commission issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 - 2004 costs. The recommendation that proceedings for Peoples Gas’ and North Shore Gas’ fiscal 2000 be reopened was made moot by approval of the settlement. The orders adopted a January 17, 2006 Settlement Agreement and Release among and between Peoples Energy, Peoples Gas, Peoples MW, LLC, Peoples Energy Resources Company, LLC and North Shore Gas (collectively, the Peoples Companies), the People of the State of Illinois through Lisa Madigan, Illinois Attorney General (AG), the City of Chicago and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (the Agreement).

The Agreement provides that Peoples Gas and North Shore Gas will cooperate with Chicago and the AG to identify those customers of Peoples Gas and North Shore Gas who were not receiving gas as of the date of the Agreement (approximately 12,000 customers) that are financial hardship cases. The hardship cases were identified by the utilities, the AG and Chicago. Following identification, Peoples Gas and North Shore Gas reconnected the hardship cases. Peoples Gas and North Shore Gas forgave all outstanding debt for reconnected customers.

The Agreement also provides that Peoples Gas and North Shore Gas agree to implement recommendations proposed by the Commission’s staff and the intervenors to conduct internal and external audits of their gas procurement practices. A gas supply management audit performed by a consulting firm retained by the Commission has begun and an initial set of data requests has been provided. No findings or recommendations have yet been communicated.

See Note 3 for a summary of significant accounting matters related to the settlement.

Fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005. Peoples Gas and North Shore Gas each filed direct testimony. These cases were heard and continued to February 22, 2007. Commission Staff and Intervenor Direct Testimony was filed January 18, 2007. Staff witnesses recommended a disallowance for Peoples Gas of approximately $22.2 million, of which $10.7 million is the amount of Hub revenues that Peoples Gas previously testified that it would refund to customers, and Staff witnesses recommended a disallowance of approximately $1.1 million for North Shore Gas. An intervenor witness (on behalf of the Citizens Utility Board and the City of Chicago in the Peoples Gas case and on behalf of the Citizens Utility Board in the North Shore Gas case) recommended a disallowance of approximately $11.5 million for Peoples Gas and $1.1 million for North Shore Gas. The majority of the proposed disallowances, other than the Hub revenues, is for a one-time adjustment by Peoples Gas and North Shore Gas to transportation customers’ bank (storage) gas balances. The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases, except for Peoples Gas' agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ gas charges. Management cannot predict the outcome of these cases and has not recorded a liability associated with this contingency other than the $11.2 million regulatory liability for Hub revenues to be refunded to customers, including accrued interest.

Fiscal 2006 Gas Charge reconciliation cases were initiated on November 21, 2006. The initiating order directs Peoples Gas and North Shore Gas to file direct testimony on April 10, 2007.

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

Notes to Consolidated Financial Statements (Unaudited)

Based upon the settlement and dismissal of Peoples Gas’ fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006 ruled to limit the potential class members in the suit seeking damages to those persons who were customers during the time that Peoples Energy’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. The court also denied Peoples Energy’s motion to dismiss the case to the extent that the complaint seeks punitive damages (which could not have been obtained in the administrative reconciliation cases). Plaintiffs have filed a third amended complaint and a motion for class certification, to which the Company has responded. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

8. OTHER LITIGATION

A. Corrosion Control Inspection Proceeding
State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines. On April 19, 2006 the Commission initiated a citation proceeding related to such inspections that were required to be performed by Peoples Gas during 2003 and 2004, but which were not completed in the requisite timeframe. On November 3, 2006, Peoples Gas and all intervening parties filed a stipulation to settle the Commission proceeding, and the Commission Staff separately filed in support of the stipulation. The Commission entered an order approving the stipulation December 20, 2006. Under the stipulation, Peoples Gas agreed that it was not in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with Commission pipeline safety regulations, become compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance and hold meetings with the City of Chicago to exchange information. This order resolves only the Commission proceeding and does not constitute a release related to any civil or criminal laws at December 31, 2006. Peoples Gas recorded a liability of $1 million associated with this settlement.

On May 16, 2006, the Attorney General of the State of Illinois served a subpoena requesting documents relating to Peoples Gas' corrosion inspections. Peoples Gas' counsel has met with representatives of the Attorney General’s office and provided documents relating to the subpoena. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

On July 10, 2006, the U. S. Attorney for the Northern District of Illinois served a grand jury subpoena on Peoples Gas requesting documents relating to Peoples Gas' corrosion inspections. Peoples Gas' counsel has met with the U.S. Attorney's office and provided documents relating to corrosion inspections. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

B. Builders Class Action
In June 2005, a purported class action was filed against the Company by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that Peoples Gas and North Shore Gas were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits. The parties are attempting to resolve this matter through mediation. The Company, Peoples Gas and North Shore Gas filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice). The order also directs the parties to mediation, with the Company’s jurisdictional motion to dismiss entered and continued pending efforts at mediation. The judge also ruled that the plaintiffs could file their claims directly with the Commission. The plaintiffs have not yet filed a new complaint and continue to seek settlement with the Company. The Company and the utility subsidiaries continue to believe they have meritorious defenses and intend to vigorously defend against the class action lawsuit. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Notes to Consolidated Financial Statements (Unaudited)

C. Technology License
Ronald A. Katz Technology Licensing, L.P. (RAKTL) has offered the Company a license to a portfolio of patents, claiming that certain products and services utilized by the Company or its utility subsidiaries may infringe the patents. The patents purportedly relate to various aspects of telephone call processing in the Company’s customer call center. Discussions with RAKTL are ongoing, and no legal proceedings have been instituted against the Company. However, if the RAKTL patents are valid, enforceable, and apply to the Company’s business, the Company may decide to seek a license from RAKTL or discontinue certain activities. Based on the information available at this time, management does not believe resolution of this matter will have a material adverse impact on the Company’s financial position or results of operations.

9: COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Comprehensive income (loss) recorded includes net income (loss) plus the effect of unrealized hedge gains or losses on derivative instruments and the effect of the minimum pension liability adjustment. Total comprehensive income (loss) is summarized below.

	Transition Period Ended December 31, 2006 and Three Months Ended December 31, 2005
	Peoples Energy		Peoples Gas		North Shore Gas
(In Thousands)	2006	2005	2006	2005	2006	2005
Comprehensive income (loss)
Net income (loss)	$23,707	$(19,481)	$19,086	$(24,240)	$4,375	$(5,659)
Other comprehensive income (loss), net of tax
Minimum pension liability adjustment	-	-	-	-	-	(1)
Unrealized hedge gain (loss)	10,276	38,492	226	(323)	6	6

Total comprehensive income (loss)	$33,983	$19,011	$19,312	$(24,563)	$4,381	$(5,654)

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

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment. The Company follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" (SFAS No. 88), to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During the three-month period ended December 31, 2006, a portion of each plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

In addition, the Company and its subsidiaries currently provide certain life insurance and contributory health care benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age and service requirements while working for the Company. These plans, like the pension

Notes to Consolidated Financial Statements (Unaudited)

plans, are funded based upon actuarial determinations, consideration of tax regulations and the Company's funding policy. The Company accrues the expected costs of such benefits over the service lives of employees who meet the eligibility requirements of the plan.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires an employer to measure a plan’s assets and obligations as of the date of the employer’s year-end statement of financial position. For pension plans, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation. The Company adopted the recognition provisions of SFAS 158 effective December 31, 2006. Due to the change in fiscal year from September 30 to December 31, the Company performed a new measurement of the funded status of its defined benefit postretirement plans as of September 30, 2006. The Company is required to adopt the measurement date provisions of SFAS No. 158 by December 31, 2008. Upon adoption the Company will change its measurement date to December 31.

Under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), amounts otherwise charged/credited to other comprehensive income upon application of SFAS No. 158 should be recorded as a regulatory asset or liability if the utility has historically recovered or currently recovers pension expense under SFAS No. 87, “Employers’ Accounting for Pensions”, and other postretirement benefit expense under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in rates and there is no negative evidence that the existing regulatory treatment will change. In accordance with SFAS No. 71, the Company recorded in regulatory assets and regulatory liabilities at Peoples Gas and North Shore Gas for the net impact of recognizing the funded status of its plans upon implementation on SFAS No. 158.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets since the September 30, 2006 Form 10-K disclosure, as well as a statement of the funded status as of December 31, 2006. The benefit obligation at the beginning of the measurement period (June 30) was determined using a discount rate of 6.50% for pensions and 6.00% for other postretirement benefits. The benefit obligation at the end of the measurement period (September 30) was determined using a discount rate of 6.00% for pensions and 5.75% for other postretirement benefits.

		Other Postretirement
	Pension Benefits	Benefits
(In Millions)	2006	2006
Change in benefit obligation
Benefit obligation at beginning of measurement period (June 30)	$438.9	$130.1
Service cost	4.1	2.1
Interest cost	7.0	2.1
Participant contributions	-	1.6
Actuarial (gain)/loss	34.6	5.0
Benefits paid	(7.8)	(2.1)
Benefit obligation at end of measurement period (Sept 30)	$476.8	$138.8

Accumulated benefit obligation at end of measurement period (Sept 30)	$389.8

Change in plan assets
Fair value of plan assets at beginning of measurement period (June 30)	$495.4	$32.1
Actual return on plan assets	20.7	0.9
Participant contributions	-	1.6
Benefits paid	(7.8)	(3.8)
Fair value of plan assets at end of measurement period (Sept 30)	$508.3	$30.8

Funded status at end of measurement period (Sept 30)	$31.5	$(108.0)
Adjustment for Medicare Part D receivable	-	(0.9)
Funded status at December 31	$31.5	$(108.9)

Notes to Consolidated Financial Statements (Unaudited)

The Company’s Supplemental Plan had accumulated benefit obligations in excess of plan assets as of September 30, 2006 and as of June 30, 2005, as follows:

(In Millions)	2006	2005
Benefit obligation	$7.8	$6.9

Accumulated benefit obligation (ABO)	$6.8	$6.2
Fair value of plan assets	-	-
ABO in excess of plan assets	$6.8	$6.2

Amounts recognized in the statement of financial position consist of:

		Other Postretirement
	Pension Benefits	Benefits
December 31,	2006	2006
(In Millions)
Noncurrent assets	$68.4	$-
Current liabilities	(3.7)	-
Noncurrent liabilities	(33.2)	(108.9)
Net amount recognized	$31.5	$(108.9)

Amounts recognized in accumulated other comprehensive income include:

		Other Postretirement
	Pension Benefits	Benefits
December 31,	2006	2006
(In Millions)
Net actuarial (gain)/loss	$5.6	$0.7
Prior service cost	1.0	-
Transition obligation/(asset)	-	0.1
	$6.6	$0.8

Amounts recognized as regulatory assets and liabilities include:

		Other Postretirement
	Pension Benefits	Benefits
December 31,	2006	2006
(In Millions)
Regulatory asset
Net actuarial (gain)/loss	$102.1	$27.1
Prior service cost	31.9	-
Transition obligation/(asset)	-	8.2
Regulatory liability
Net actuarial (gain)/loss	(0.1)	-
Prior service cost	(0.8)	-
Net regulatory assets	$133.1	$35.3

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheets at December 31, 2006.
	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
(In Millions)
ASSETS
Prepaid pension costs	$179.4	$(111.0)	$68.4
Noncurrent regulatory assets of utility subsidiaries	398.6	169.3	567.9
Total Other Assets	619.2	58.3	677.5
Total Assets	3,927.9	58.3	3,986.2

LIABILITIES AND CAPITALIZATION
Liabilities
Other accrued liabilities	38.3	3.6	41.9
Total Current Liabilities	1,198.1	3.6	1,201.7
Deferred income taxes	457.2	(2.9)	454.3
Pension, postretirement and other	97.9	62.0	159.9
Total Deferred Credits and Other Liabilities	976.9	59.1	1,036.0

Capitalization
Accumulated other comprehensive loss	(9.1)	(4.4)	(13.5)
Total Common Stockholder's Equity	858.4	(4.4)	854.0
Total Capitalization	1,752.9	(4.4)	1,748.5
Total Liabilities and Capitalization	3,927.9	58.3	3,986.2

Estimated amounts in accumulated other comprehensive income expected to be recognized as components of net benefit cost during the year ended December 31, 2007 are $0.5 million for net actuarial loss and $0.1 million for prior service cost.

Estimated amounts in net regulatory assets and liabilities expected to be recognized as components of net benefit cost during the year ended December 31, 2007 are $5.7 million for net actuarial loss, $2.5 million for prior service cost, and $1.2 million in transition obligation.

Net benefit cost (before consideration of capitalized costs) for all plans include the following components:

			Other Postretirement
	Pension Benefits		Benefits
(In Millions) Three Months Ended December 31	2006	2005	2006	2005
Service cost	$4.1	$5.2	$2.1	$1.8
Interest cost	7.0	6.4	2.1	1.6
Expected return on plan assets	(9.9)	(10.2)	(0.6)	(0.7)
Amortization of:
Net transition (asset)/obligation	-	-	0.3	0.3
Prior service cost	0.6	0.7	-	-
Net actuarial (gain)/loss	0.7	1.5	0.2	0.2
Net periodic benefit cost	2.5	3.6	4.1	3.2

Effect of lump sum settlements upon retirement	0.6	2.2	-	-
Net benefit cost	$3.1	$5.8	$4.1	$3.2

Weighted-average assumptions used to determine net benefit
cost (as of September 30 for 2006 and as of June 30 for 2005):
Discount rate	6.50%	5.25%	6.25%	5.00%
Expected return on plan assets	8.50%	8.75%	8.50%	8.75%
Rate of compensation increase	3.75%	3.75%

Notes to Consolidated Financial Statements (Unaudited)

The Company previously disclosed in its financial statements for the year ended September 30, 2006 that it expected to contribute $3.7 million to its pension plans in fiscal 2007. As of December 31, 2006, no contributions have been made. The Company anticipates making contributions of $3.7 million to its pension plans during the year ended December 31, 2007.

In addition to the defined benefit pension plans, the Company has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company's matching contribution to the plans for the three-month period ended December 31, 2006 and 2005 totaled $0.9 million and $0.9 million, respectively.

11: INCOME TAXES

The effective tax rate for the three-month periods ended December 31, 2006 and 2005 was 42.8% and 46.4%, respectively. The effective tax rate for the three-month period ended December 31, 2006 differs from the federal statutory income tax rate of 35% primarily due to state income taxes and certain transaction costs incurred to facilitate a merger estimated to be non-deductible for tax purposes. See Note 1 for a discussion of the proposed merger between the Company and WPS Resources. The effective tax rate for the three-month period ended December 31, 2005 differs from the federal statutory income tax rate of 35% primarily due to higher Illinois state tax benefits relative to the Company’s disproportionately smaller consolidated loss before income taxes resulting from taxable income in states other than Illinois. The Company’s provision for income taxes for the three-month period ended December 31, 2005 was calculated in accordance with APB No. 28. Accordingly, the Company’s interim effective tax rate reflected the projected annual tax rate for the fiscal year ended September 30, 2006. As a result of the Company’s decision to change its fiscal year end from September 30 to December 31 (see Note 2), the Company's income tax provision for the three-month transition period ended December 31, 2006 was calculated by treating the transition period as a discrete financial reporting period, and does not include any adjustments required by APB No. 28.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company reported net income for the three-month period ended December 31, 2006 of $23.7 million, or $0.61 per diluted share, compared to net loss of $19.5 million, or $0.51 per diluted share in the year-ago period.

Results for the three-month period ended December 31, 2006 included pre-tax merger related costs of $9.3 million ($0.21 per share after-tax) related to the Company’s proposed merger with WPS Resources Corporation. Results for the three-month period ended December 31, 2005 included a $91.7 million pre-tax charge ($1.44 per share after-tax) in the Gas Distribution segment related to the Company's utility gas charge settlement. Absent the above items and discontinued power generation operations, ongoing earnings from continuing operations (non-GAAP) for the three-month period ended December 31, 2006 were $0.82 per diluted share, compared to $0.96 last year. Ongoing operating income (non-GAAP) was $67.3 million for the three-month period ended December 31, 2006, compared to $69.2 million a year ago.

The year-over-year decline in ongoing operating income is impacted by the $9.6 million gain in equity investment income recognized by Peoples Energy Production last year through its equity investment in EnerVest Energy, L.P. (EnerVest). The gain resulted from the EnerVest sale of all remaining properties in the partnership. The total gain was adjusted to $7.8 million for the fiscal year ended September 30, 2006.

As a result of the Company’s recently announced change in its fiscal year from September 30 to December 31, the three-month period ended December 31, 2006 is a transitional period, and these financial results will not be included in the annual results for calendar year 2007. Financial results for the three-month periods ended December 31, 2006 and 2005 are summarized in the below table in accordance with generally accepted accounting principles (GAAP) and on an ongoing (non-GAAP) basis before the impact of the merger expenses and the settlement charge. Management believes that such measures of ongoing results are useful for year over year comparisons since charges of the magnitude associated with the merger and gas charge settlement are infrequent and affect the comparability of operating results. Ongoing results also exclude discontinued power generation operations. Ongoing operating income and ongoing income from continuing operations are used internally to measure performance and in reports for management and the Company’s Board of Directors.

	Transition Period Ended December 31, 2006 and Three Months Ended December 31, 2005
	Ongoing (non-GAAP)		Merger and Settlement Charges		As Reported (GAAP)
(In Thousands, except per share amounts)	2006	2005	2006	2005	2006	2005
Operating Income (Loss):
Gas Distribution	$48,083	$50,714	$-	$(91,668)	$48,083	$(40,954)
Oil and Gas Production	5,673	11,394	-	-	5,673	11,394
Energy Marketing	17,215	9,764	-	-	17,215	9,764
Energy Assets	488	1,692	-	-	488	1,692
Corporate and Other	(4,204)	(4,408)	(9,321)	-	(13,525)	(4,408)
Total Operating Income (Loss)	$67,255	$69,156	$(9,321)	$(91,668)	$57,934	$(22,512)

Income (loss) from
continuing operations	$31,840	$36,909	$(7,968)	$(55,234)	$23,872	$(18,325)
Income from discontinued operations,
net of income taxes					(165)	(1,156)
Net Income (Loss)					$23,707	$(19,481)

Per Diluted Share:
Income (loss) from
continuing operations	$0.82	$0.96	$(0.21)	$(1.44)	$0.61	$(0.48)
Income from discontinued operations					-	(0.03)
Net Income (Loss)					$0.61	$(0.51)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Notable items for the three-month period ended December 31, 2006, and other recent business developments include the following:

•
On February 7, 2007, the Illinois Commerce Commission approved the proposed merger of Peoples Energy and WPS Resources Corporation. The Public Service Commission of Wisconsin (PSCW) has given its verbal approval to the proposed merger of the companies. The transaction will close following the PSCW's written order, which is expected to be issued February 16, 2007.

•
Gas Distribution segment deliveries for the period were negatively impacted by weather that was 8% warmer than a year ago. Estimated weather-normalized deliveries for the period were flat from a year ago.

•
Oil and Gas Production segment volumes were up slightly compared to a year ago, reflecting good performance from both existing and new wells offset by the normal decline rate of existing production. Net realized gas prices increased sharply from last year, offset by higher expenses and the inclusion in the year-ago period of a $9.6 million pre-tax gain related to the sale of assets by the Company’s EnerVest partnership.

•
Energy Marketing results benefited from net gains associated with the impacts of mark-to-market (MTM), fair value hedge and lower-of-cost-or-market (LOCOM) accounting totaling $13.8 million for the period, compared to net losses of $2.2 million in the year-ago period. About $6 million of these net gains are expected to reverse in 2007 as the underlying transactions are settled.

•
Consistent with the Company’s previously announced plans to exit the power generation business, on January 17, 2007, the Company completed the sale of substantially all of its interest in Elwood Energy, LLC (Elwood) to J-Power USA Development Co (J-Power). Subsequent to the sale, J-Power informed the Company that it no longer was interested in purchasing the Company’s remaining power asset, a development site in Oregon (the COB Energy Facility, or COB), as previously planned. In January, 2007, the Company recorded an impairment charge associated with that site which, when combined with the Elwood transaction, resulted in a net pre-tax gain of approximately $20 million, in line with expectations previously disclosed. Cash proceeds of approximately $103 million from the sale of Elwood were used to reduce short-term borrowing at Peoples Energy Corporation. Financial results for power generation are reported by the Company as discontinued operations.

Rate Case. The Company announced in September 2005 that Peoples Gas and North Shore Gas planned on filing delivery rate increases with the Commission. However, those plans have been postponed until early 2007 to allow Peoples Energy and WPS Resources to focus on gaining approvals for the merger, with new rates to take effect in 2008 due to the normal 11-month rate case process in Illinois.

RESULTS OF OPERATIONS

Statement of Operations Variations

The Company's revenues and cost of energy sold decreased $305.5 million and $296.2 million, respectively, for the three-month period ended December 31, 2006 compared to the same year-ago period. The decrease in the period is due to the impact of lower Gas Distribution deliveries (8%) resulting from 8% warmer weather, lower commodity prices and decreased wholesale gas sales volumes in the Energy Marketing segment. The decrease in Gas Distribution segment revenues is also due to the impact of the gas charge settlement agreement announced last year, in which Hub revenues are now being recorded as a credit to customers’ gas charges, negatively impacting year-over-year comparisons for the period by $2.8 million. Average daily production volumes at the Oil and Gas Production segment were up 1% for the three-month period ended December 31, 2006.

In the three-month period ended December 31, 2006, the Company recorded $9.3 million in expenses at its Corporate and Other segment related to the Company’s proposed merger with WPS Resources (as described in Note 1 of the Notes to the Consolidated Financial Statements).

In the three-month period ended December 31, 2005, the Company recorded a $91.7 million pretax charge related to a settlement of the Company's gas charge proceedings for 2001 through 2004 with the Commission, as discussed in Notes 3 and 7A of the Notes to Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Utility environmental costs increased $1.7 million for the three-month period ended December 31, 2006 and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 6 of the Notes to Consolidated Financial Statement for further discussion). These costs are recovered through the utilities' rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Operation and maintenance expense for the three-month period ended December 31, 2006, excluding the above mentioned merger, settlement of gas charge proceedings, and environmental costs, decreased $3.4 million. Significant items to note in the three-month period ended December 31, 2006, compared to the corresponding prior year period were:

•	Decreased bad debt expense at the Gas Distribution segment of $6.6 million due primarily to lower natural gas deliveries resulting from warmer weather and their corresponding impact on revenues.
•	Decreased pension expense at corporate and the Gas Distribution segment totaling $1.3 million due to a higher discount rate assumption to value the pension liability.
•	Increased lease operating and general and administrative costs at the Oil and Gas Production segment totaling $2.5 million.
•	Increased outside consulting and legal services expense of $1.1 million.

Depreciation, depletion and amortization for the three-month period increased $1.4 million mainly due to the impacts of a higher year-over-year Gas Distribution segment property, plant and equipment balance and higher production and higher DD&A rates (due to the mix of production) in the Oil and Gas Production segment.

Taxes, other than income taxes, for the three-month period decreased $16.7 million primarily due to lower revenue taxes in the Gas Distribution segment due to lower revenues. Revenue taxes are recovered through the utilities’ rate mechanism and a similar amount is included in revenues; therefore, these costs do not affect operating income.

Equity investment income for the three-month period decreased $9.7 million. The results of the three-month period ended December 31, 2005 include the $9.6 million pretax gain associated with the sale of certain assets at the Company's EnerVest Energy, L.P. ("EnerVest") partnership.

Interest expense for the three-month period increased $4.9 million due to higher interest rates and higher short-term borrowing balances.

Income tax expense for the three-month period increased $34.6 million primarily due to the $91.7 million prior year charge related to the settlement of the Company's gas charge proceedings and related tax benefit of $36.4 million, partially offset by current year merger costs of $9.3 million and related tax benefit of $1.4 million. While the actual overall effective tax rate for the three-month periods ended December 31, 2006 and 2005 were 42.8% and 46.4%, respectively, the ongoing effective tax rate (non-GAAP), excluding the impact of the merger costs and gas charge, was 38% compared to 35% last year.

Loss from discontinued operations, net of taxes, decreased $1.0 million. The results included a $1.8 million pretax asset impairment provision recorded in the three-month period ended December 31, 2005, in connection with the January 2006 sale of the Company's Valencia power generation development site.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Segment Discussion

The Company's financial results and applicable operating statistics by segment are discussed in this section.

Gas Distribution Segment. Revenues for the Gas Distribution segment for the three-month period ended December 31, 2006 decreased $232.1 million primarily due to the impact of lower commodity prices (approximately $175 million) that are recovered on a dollar-for-dollar basis and a decrease in deliveries due to 8% warmer weather (approximately $56 million).

Operating income for the three-month period ended December 31, 2006 was $48.1 million, compared to a $41.0 million loss last year. Last year’s results reflect the $91.7 million pretax gas charge settlement noted earlier. Absent this impact, ongoing operating income (non-GAAP) for the three-month period ended December 31, 2005 totaled $50.7 million. Ongoing operating income for the three-month period ended December 31, 2006 was down $2.6 million compared to ongoing operating income for the year-ago period, due primarily to lower deliveries (caused by warmer weather) and a change in the treatment of Hub revenues, partially offset by lower operating expenses. Estimated weather-normalized deliveries for the period were flat from a year ago. Pursuant to the gas charge settlement agreement announced last year, Hub revenues for the Gas Distribution segment are now being recorded as a credit to customer’s gas charges, negatively impacting year-over-year comparisons for the period by $2.8 million.

The reduction in operating expenses was due primarily to lower bad debt expense ($6.6 million) and lower pension expense ($1.3 million), partially offset by higher labor, depreciation and other miscellaneous expenses. The reduction in bad debt expense reflected lower revenues due to lower deliveries and lower natural gas prices, as well as favorable credit and collection experience. Lower pension expense primarily reflects a higher discount rate used to value the pension liability.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Transition Period	Three Months
	Ended	Ended
	December 31,	December 31,	Increase/
Margin Data (In Thousands)	2006	2005	(Decrease)
Gas Distribution revenues:
Sales
Residential	$383,269	$572,747	$(189,478)
Commercial	62,445	93,130	(30,685)
Industrial	8,989	17,574	(8,585)
Total sales	454,703	683,451	(228,748)
Transportation
Residential	12,788	10,819	1,969
Commercial	16,060	15,334	726
Industrial	5,345	5,449	(104)
Contract pooling	3,736	6,649	(2,913)
Total transportation	37,929	38,251	(322)
Total Hub revenues (3)	-	2,813	(2,813)
Other Gas Distribution revenues	4,306	4,474	(168)
Total Gas Distribution revenues	496,938	728,989	(232,051)
Less: Gas costs	306,285	517,151	(210,866)
Gross margin (1)	190,653	211,838	(21,185)
Less: Revenue taxes	44,218	59,997	(15,779)
Environmental costs recovered	12,994	11,296	1,698
Net margin (1)	$133,441	$140,545	$(7,104)
Gas Distribution deliveries (MDth):
Gas sales
Residential	33,294	37,183	(3,889)
Commercial	5,803	6,262	(459)
Industrial	886	1,235	(349)
Total gas sales	39,983	44,680	(4,697)
Transportation
Residential	6,778	6,638	140
Commercial	12,885	13,423	(538)
Industrial	5,497	6,032	(535)
Total transportation	25,160	26,093	(933)
Total Distribution deliveries	65,143	70,773	(5,630)
Hub delivery volumes (3)	-	5,070	(5,070)
Gross margin per Dth delivered (4)	$2.93	$2.95	$(0.02)
Net margin per Dth delivered (4)	$2.05	$1.95	$0.10
Average cost per Dth of gas sold	$7.66	$11.57	$(3.91)
Actual heating degree days (HDD)	2,113	2,302	(189)
Normal heating degree days (2)	2,219	2,290

Actual heating degree days as a percent of normal (actual/normal)	95	101

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

(2) The normal heating degree days for the three-month period ended December 31, 2006 were based on the 10-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1996-2005. The normal heating degree days for the three-month period ended December 31, 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

(3) Hub delivery volumes for the three-month period ended December 31, 2006 are not presented as hub revenues were recorded as a credit to Cost of Energy Sold. (See Note 3 of the Notes to Consolidated Financial Statements.)

(4) Margin per Dth is based upon gas distribution and transportation activity and excludes the impact of hub revenues and hub volumes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Oil and Gas Production Segment. Revenues for the three-month period ended December 31, 2006 increased $5.4 million. The increase in revenues is due primarily to higher net realized commodity prices. Average daily production volumes increased by 1% compared to a year ago, primarily reflecting the results of the Company’s 2006 drilling program and the impact of the Company’s February 2006 acquisition of properties from Will-Drill Resources, Inc., offset by the normal decline rate of existing production. During the three-month period ended December 31, 2006 the Company drilled 24 wells, including 15 in East Texas and North Louisiana, with a success rate of 96%. Operating income decreased to $5.7 million from $11.4 million a year ago due to the impact of prior year’s $9.6 million pre-tax gain related to the sale of assets by the Company's EnerVest partnership and increased operating expenses in the current period, partially offset by the impact of slightly higher production and higher net realized commodity prices. Lease operating expenses, general and administrative expenses, and depreciation, depletion and amortization increased for the three-month period ended December 31, 2006 by about $3.0 million, partially offset by a $1.5 million decrease in severance and ad valorem taxes.

The following table summarizes hedges in place for calendar year 2007 for the Oil and Gas Production segment as of January 1, 2007.

2007
Gas hedges in place (MMbtus)	10,129,000
Gas hedges as a percent of estimated fiscal production (1)	40%
Percent of gas hedges that are swaps	62%
Average swap price ($/MMbtu)	$5.58
Percent of gas hedges that are no cost collars	38%
Weighted average floor price ($/MMbtu)	$5.87
Weighted average ceiling price ($/MMbtu)	$7.16
Oil hedges in place (MBbls)	155
Oil hedges as a percent of estimated fiscal production (1)	50%
Average hedge price ($/Bbl)	$39.77

(1) Based on expected production for 2007.

The following table summarizes operating statistics from the Oil and Gas Production segment.

	Transition Period Ended December 31, 2006	Three Months Ended December 31, 2005
Total production - gas equivalent (MMcfe)(1)	5,931	5,889
Daily average gas production (MMcfd)	59.5	58.0
Daily average oil production (MBd)	0.8	1.0
Daily average production - gas equivalent (MMcfed)(1)	64.5	64.0
Gas production as a percentage of total production	92	91
Percent of production hedged during the period - gas	61	86
Percent of production hedged during the period - oil	60	81
Gas average sales price ($/Mcf)	$5.33	$4.64
Oil average sales price ($/Bbl)	$42.27	$29.90
Depreciation, depletion and amortization rate ($/Mcfe)	$2.26	$2.20
Average lease operating expense ($/Mcfe)	$0.81	$0.72
Average production taxes ($/Mcfe)(2)	$0.43	$0.69

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.
(2) Year-over-year decrease due to lower index prices and refunds relating to tight sand formation gas.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy Marketing Segment.Revenues for the three-month period ended December 31, 2006 decreased $78.6 million due primarily to lower commodity prices and decreased wholesale gas sales volumes. Operating income for the three-month period totaled $17.2 million, compared to $9.8 million in the year-ago period. Energy Marketing’s margins can be volatile and are small in relation to the market value of the commodity. As a result, revenue statistics are not necessarily indicative of Energy Marketing operating income results. Year-over year comparisons were positively impacted by net gains associated with the impacts of MTM, fair value hedge and LOCOM accounting totaling $13.8 million for the period, compared to net losses of $2.2 million in the year-ago period. Fair value hedge accounting gains ($10.9 million), ineffectiveness gains ($0.3 million), MTM accounting gains ($2.3 million) and higher margins on gas withdrawals due to the reversal of previously recognized LOCOM adjustments ($0.3 million gain) resulted in the net gain of $13.8 million. About $6 million of these net gains are expected to reverse in 2007 as the underlying transactions are settled. The earnings variability resulting from accounting timing can be significant from period to period, even when the underlying economic position is unchanged. Aside from these accounting adjustments, retail marketing results improved from a year ago due primarily to stronger gas margins. However, these results were more than offset by lower wholesale margins, as wholesale marketing activities in the year-ago period benefited from extraordinary natural gas price volatility and higher storage and transportation spreads.

The following table summarizes operating statistics for the Energy Marketing segment.

	Transition Period Ended December 31, 2006	Three Months Ended December 31, 2005
Wholesale gas volumes sold (MDth)	9,025	9,908
Retail gas volumes sold (MDth)	15,435	15,086
Number of retail gas customers	36,445	23,552
Retail electric volumes sold (Mwh)	532,141	399,715
Number of retail electric customers	4,266	2,307

Energy Assets Segment. Both revenues and operating income for the three months ended December 31, 2006 decreased by $1.2 million due to lower natural gas liquids peaking facility revenues. The decline is due to lower commodity prices and decreased volumes.

Discontinued Operations. The Company announced in February 2006 its intention to exit the power generation business. On January 31, 2006 the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. On May 31, 2006 the Company completed the sale of its 27% interest in the Southeast Chicago Energy Project (SCEP) facility to Exelon Generation Company, LLC. On January 17, 2007, the Company completed the sale of substantially all of its interest in Elwood to J-Power. Subsequent to the sale, J-Power informed the Company that it no longer was interested in purchasing the Company’s remaining power asset, a development site in Oregon (the COB Energy Facility, or COB), as previously planned. In January, 2007, the Company recorded an impairment charge associated with that site which, when combined with the Elwood transaction, resulted in a net pre-tax gain of approximately $20 million, in line with expectations previously disclosed. Financial results for the power generation business are reported by Peoples Energy as discontinued operations.

Pretax losses from discontinued operations for the three months ended December 31, 2006 decreased $1.6 million due primarily to the inclusion in the year-ago period of a $1.8 million pre-tax impairment charge related to the sale of the Company’s Valencia power development site.

Critical Accounting Policies

See the Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations,

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, Provision for Uncollectible Accounts, and Depreciation, Depletion and Amortization. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of the impact on the Company’s financial condition of implementing SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158).

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

(In Thousands)	Transition Period Ended December 31, 2006	Three Months Ended December 31, 2005
Net cash provided by (used in) operating activities	$(68,572)	$(163,262)
Net cash provided by (used in) investing activities	$(21,213)	$(2,976)
Net cash provided by (used in) financing activities	$52,012	$165,564

Cash used in operating activities decreased for the three-month period ended December 31, 2006 as compared to the three-month period ended December 31, 2005, primarily due to favorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets, gas in storage and deposits with broker or trustee exclude certain noncash transactions (primarily the effects of MTM accounting). Changes in gas in storage reflect lower-of-cost-or-market adjustments. For the three month period ended December 31, 2005, balance sheet changes in intercompany assets/liabilities of Peoples Gas and North Shore Gas exclude the noncash effects of derivative activity conducted on their behalf by Peoples Energy. Net cash used in investing activities increased as a result of an increase in capital spending, primarily in the Oil and Gas Production segment, partially offset by a decrease in deposits associated with the Company’s commodity hedging activities and the impact of last year’s return of capital primarily in connection with the sale of properties by the Company’s EnerVest partnership. Net cash provided by financing activities decreased primarily due to a larger increase in commercial paper borrowing in the three month period ended December 31, 2005 driven by the impact of high gas prices on working capital for last year’s heating season.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at December 31, 2006 increased $163.7 million compared to September 30, 2006 due to an increase in customer receivables primarily due to seasonality and the net increase in noncurrent regulatory assets and prepaid pension costs due to the impact of adopting SFAS No. 158 as described in Note 10 of the Notes to Consolidated Financial Statements. These increases were partially offset by a seasonal decrease in gas in storage (was well as a LIFO inventory liquidation as discussed in Note 3 of the Notes to Consolidated Financial Statements) and a decrease in deposits with broker or trustee. The increase in current liabilities was driven by seasonal increases in commercial paper, accounts payable and accrued taxes, partially offset by decreases in derivative liabilities and gas costs refundable through rate adjustments. The decrease in derivative liabilities is due to a net decrease in derivative positions due to settlement at the Oil and Gas Production segment as well as the replacement of settled derivative contracts (that reflected higher gas prices) for the utilities with new contracts at lower gas prices. Deferred credits and long-term liabilities increased due to the impact of adopting SFAS No. 158 on pension and postretirement liabilities. The Company's total capitalization did not change significantly.

Total assets at December 31, 2006 increased $235.2 million compared to December 31, 2005 due to higher current regulatory assets, capital investments in the Gas Distribution segment related to the recognition of asset retirement obligations under FIN 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47),

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

capital investments in the Oil and Gas Production segment related to the Will-Drill acquisition, and a net increase in noncurrent regulatory assets and prepaid pension costs due to the impacts of adopting SFAS No. 158 and FIN 47. These increases were partially offset by a decrease in customer receivables and gas in storage due to lower gas prices and the LIFO inventory liquidation and a decrease in assets of discontinued operations due to the sale of SCEP in May of 2006. The increase in current liabilities was driven by higher levels of commercial paper outstanding (primarily due to the Will-Drill acquisition) and derivative liabilities that are marked-to-market and relate to the hedge activity of the Oil and Gas Production and Energy Marketing segments. These increases were partially offset by a decrease in accounts payable. Deferred credits and long-term liabilities increased due to the recognition of asset retirement obligations under FIN 47 and due to the increase in pension and other postretirement benefits liabilities with the adoption of SFAS No. 158. The Company's total capitalization increased due a reduction in the accumulated other comprehensive loss attributable to several factors, including the elimination of the additional minimum pension liability (as a result of increased plan funding and an increase in the discount rate), the impact of gas price declines relative to derivative contract short positions at the Energy Marketing and Oil and Gas Production segments, and a net decrease in derivative positions due to settlement at the Oil and Gas Production segment. These impacts were partially offset by dividends paid in excess of net income.

Financial Sources

In addition to cash generated internally by operations, as of December 31, 2006, the Company had committed credit facilities of $725 million (Peoples Energy, $475 million; Peoples Gas, $250 million). These various facilities primarily support the Company's ability to borrow using commercial paper. As of December 31, 2006, $170.3 million of Peoples Energy's and $169.5 million of Peoples Gas' facilities were available. The Peoples Energy $400 million syndicated credit agreement expires in June 2011 and the three Peoples Energy seasonal credit agreements aggregating to $75 million expire on the earlier of March 31, 2007 or the consummation of the merger. The Peoples Gas $250 million syndicated credit agreement expires in July 2010. The long-term credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. North Shore Gas intends to meet its future short term borrowing requirements through loans from Peoples Energy or Peoples Gas.

The Company's and Peoples Gas' credit facilities generally contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio, excluding the impact of accumulated other comprehensive income (AOCI), exceeds 65%. At December 31, 2006, the Company’s total debt was 60% of total debt plus equity (60% excluding AOCI), up from 57% (54% excluding AOCI) a year ago due primarily to the impacts of the settlement charge and the Will-Drill oil and gas acquisition. Cash proceeds of approximately $103 million from the sale of the Company’s interest in the Elwood power generation facility in January 2007, have been used to reduce short-term borrowing. At December 31, 2006, the debt-to-total capital ratio for Peoples Gas was 47% (47% excluding AOCI).

In addition to the committed credit facilities discussed above, the Company has uncommitted lines of credit and letters of credit backup of $25.0 million, of which $2.0 million was used for letters of credit backup and $23.0 million was unused as of December 31, 2006. Peoples Gas and North Shore Gas have the ability to loan up to $50 million between the two utilities and to borrow up to $150 million and $50 million, respectively, from Peoples Energy. As of December 31, 2006, there were no loans from Peoples Energy to Peoples Gas or North Shore Gas. As of December 31, 2006, there were loans of $85,000 from North Shore Gas to Peoples Gas.

The current credit ratings for the Company, Peoples Gas and North Shore Gas have not changed since the filing of the September 30, 2006 Annual Report on Form 10-K, as amended.

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

transactions or "at-the-market" offerings. As of December 31, 2006, a total of 1,235,700 shares of common stock had been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $47.9 million. No shares have been issued subsequent to March 31, 2004. However, the Company did issue common stock through its various plans as shown in the following table.

	Transition Period Ended December 31, 2006		Three Months Ended December 31, 2005
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars
Shares outstanding - beginning of period	38,488,780	$416,408	38,157,218	$402,383
Shares issued:
Employee Stock Purchase Plan	5,027	4	7,992	260
Long-Term Incentive Compensation Plans, net	36,455	1,946	54,509	986
Directors Deferred Compensation Plan	-	179	-	(5)
Direct Purchase and Investment Plan	47,673	1,993	73,049	2,634
Total activity for the period	89,155	4,122	135,550	3,875

Shares outstanding - end of period	38,577,935	$420,530	38,292,768	$406,258

Financial Uses

Capital Spending. In the three months ended December 31, 2006, the Company's capital expenditures totaled $69.5 million, including $0.1 million related to assets of discontinued operations. The Gas Distribution segment spent $26.5 million on property, plant and equipment of which $24.8 million related to Peoples Gas and $1.7 million to North Shore Gas. Capital expenditures at the Oil and Gas Production segment on the acquisition of reserves, drilling projects and the exploitation of the acquired and existing assets totaled $42.6 million. Management currently estimates that capital spending for calendar year 2007 will total approximately $275 million, including $136 million in the Gas Distribution segment and $129 million in the Oil and Gas Production segment.

Dividends. On December 6, 2006, the Company's Board of Directors voted to maintain the regular quarterly dividend on the Company's common stock at $0.545 per share. On January 26, 2007, the Company's Board of Directors declared a pro rata dividend of $0.00605556 per share per day that will accrue from December 1, 2006, being the date immediately following the prior WPS Resources record date, until and including the day prior to effective date of the merger. This pro rata dividend, which is the daily equivalent of the current quarterly dividend rate of $0.545 per share, will be paid to Peoples Energy shareholders of record at the close of business on the day immediately prior to the effective date of the merger. The effective date of the merger is not currently known, but is expected to occur in the first quarter of 2007. The dividend will be paid as soon as practical following the completion of the merger. The pro rata dividend is contingent on the merger being completed on or before March 21, 2007. In the event that the merger has not closed by that date, Peoples Energy shareholders of record on March 22, 2007 will receive the regular quarterly dividend of $0.545 per share, payable on April 13, 2007, and a new pro rata dividend will be declared to ensure that shareholders receive their dividend at the current rate until the merger is completed.

Commitments, Contractual Obligations and Uncertainties

Off-balance Sheet Arrangements. Off-balance sheet debt at December 31, 2006 and 2005 consists of the Company's pro rata share of nonrecourse debt of its Elwood equity investment ($165.1 million and $174.3 million, respectively). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition as the Company completed the sale of substantially all of its 50% interest in Elwood to J-Power on January 17, 2007. The Company also has commercial obligations of $34.6 million in guarantees, $6.7 million in letters of credit and $1.6 million in surety bonds at December 31, 2006. The

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Company enters into these arrangements to secure financing and facilitate commercial transactions by its investees and subsidiaries with third parties. The above $34.6 million in guarantees is related to the Elwood equity investment.

Contractual Obligations. Since the filing of the September 30, 2006 Annual Report on Form 10-K, as amended, there have been no significant changes to contractual obligations with the exception that the Energy Marketing segment has entered into net additional purchase obligations for the supply of gas and electricity totaling approximately $187 million.

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

Gas Charge Reconciliation Proceedings and Related Matters.  For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. (See Note 7A of the Notes to Consolidated Financial Statements.)

In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to maters at issue in Peoples Gas' gas charge reconciliation proceedings. The Company has also received a subpoena from the U.S. Commodity Futures Trading Commission. (See Note 7B of the Notes to Consolidated Financial Statements.)

Indenture Restrictions
North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 2006, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $78.1 million.

At December 31, 2006, Peoples Energy Resources owned a 50% equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 5, 2007, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the January, 2007 sale of the Company’s interest in Elwood.

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS

The financial results of Peoples Gas (including its hub activity) and North Shore Gas are reported primarily within the Gas Distribution segment. A portion of each companies' results are included in the Corporate and Other segment. Operating income (loss) (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Peoples Gas			North Shore Gas
(In Thousands)	Gas Distribution	Corporate and Other	Total	Gas Distribution	Corporate and Other	Total
For the Three Months Ended
December 31, 2006 (GAAP)	$39,818	$(2,966)	$36,852	$8,345	$(401)	$7,944
December 31, 2005 (GAAP)	(32,543)	(3,264)	(35,807)	(8,355)	(436)	(8,791)
December 31, 2005 (non-GAAP) (1)	42,125	(3,264)	38,861	8,645	(436)	8,209

(1)
Ongoing operating income (non-GAAP) for the three months ended December 31, 2005 is defined as GAAP operating (loss) adjusted to exclude the effects of a charge of $74.7 million and $17.0 million at Peoples Gas and North Shore Gas, respectively, associated with the settlement of gas charge proceedings. See Item 2 - MD&A - Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas' and North Shore Gas' information included in Liquidity and Capital Resources and in the Company's Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion

Statement of Operations Variations

GAAP net income for Peoples Gas for the three-month period ended December 31, 2006 was $19.1 million compared to net loss of $24.2 million for the three-month period ended December 31, 2005. Excluding the charge ($45.0 million, after tax) related to the settlement of gas charge proceedings, on-going net income (non-GAAP) for the three-month period ended December 31, 2005 was $20.8 million.

Revenues for the three-month period ended December 31, 2006 decreased $194.2 million compared with the same year-ago period. The decrease was due to the impact on revenues of lower gas prices (approximately $145 million) that are recovered on a dollar-for-dollar basis. These results also reflected the impact on revenues of decreased deliveries due to weather (approximately $48 million) that was 8% warmer compared with the same year-ago period and the impact of the change in the regulatory treatment of Hub revenues ($2.8 million) due to the gas charge settlement. The $72.7 million increase in operating income for the three-month period ended December 31, 2006 was primarily due to the charge ($74.7 million) in 2005 related to the settlement of gas charge proceedings. Results were also impacted by lower deliveries resulting from warmer weather (approximately $5 million), partially offset by a decrease in bad debt expense ($6.1 million).

Balance Sheet Variations

Total assets at December 31, 2006 increased $121.7 million compared to September 30, 2006 due to an increase in customer receivables, partially offset by a decrease in gas in storage, both primarily due to seasonality. The decrease in gas in storage is also partially due to the LIFO inventory liquidation discussed in Note 3 of the Notes to Consolidated Financial Statements. The increase in total assets is also attributable to the net increase in noncurrent regulatory assets and prepaid pension costs due to the impact of adopting SFAS No. 158 as described in Note 10 of the Notes to Consolidated Financial Statements. The increase in current liabilities was driven by seasonal increases in commercial paper, accounts payable, and accrued taxes, and by an increase in derivative liabilities. These increases were partially offset by a decrease in intercompany payables and gas costs refundable through rate adjustments. The increase in derivative liabilities is due to the transfer of derivative contracts from Peoples Energy to Peoples Gas. The value of these derivatives formerly contracted on behalf of Peoples Gas was previously recorded in intercompany payables. Deferred credits and long-term liabilities increased primarily due to the impact of adopting SFAS No. 158 on pension and postretirement liabilities. Peoples Gas’ total capitalization did not change significantly.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Total assets at December 31, 2006 increased $138.7 million compared to December 31, 2005 primarily due to capital investments related to the recognition of asset retirement obligations under FIN 47, a net increase in noncurrent regulatory assets and prepaid pension costs due to the impacts of adopting SFAS No. 158 and FIN 47, and an increase in current regulatory assets due to gas price declines relative to derivative contract long positions. These increases were partially offset by a decrease in customer receivables due to lower gas prices. Current liabilities was flat, with increases in derivative liabilities (due to the transfer of contracts from Peoples Energy), intercompany payables, customer credit balances, and gas deliverable to transport customers, offset by decreases in commercial paper, accounts payable, and other accrued liabilities (due primarily to payments on the gas charge settlement). Deferred credits and long-term liabilities increased due to the recognition of asset retirement obligations under FIN 47 and due to the increase in pension and other postretirement benefits liabilities with the adoption of SFAS No. 158. Peoples Gas’ capitalization increased due to a $53.9 million equity contribution by the Company in Peoples Gas and a reduction in the accumulated other comprehensive loss attributable to the elimination of the additional minimum pension liability as a result of increased plan funding and an increase in the discount rate.

North Shore Gas Discussion

Statement of Operations Variations

GAAP net income for North Shore Gas for the three-month period ended December 31, 2006 was $4.4 million compared to net loss of $5.7 million for the three-month period ended December 31, 2005. Excluding the charge ($10.2 million, after tax), related to the settlement of gas charge proceedings, on-going net income (non-GAAP) for the three-month period ended December 31, 2005 was $4.6 million.

Revenues for the three-month period ended December 31, 2006 decreased $37.9 million compared with the same year-ago period. The decrease was due to lower gas prices (approximately $30 million) that are recovered on a dollar-for-dollar basis. These results also reflected the impact on revenues of lower deliveries due to weather (approximately $8 million) that was 8% warmer compared with the same year-ago period. The $16.7 million increase in operating income for the three-month period ended December 31, 2006 was primarily due to the charge ($17.0 million) in 2005 related to the settlement of gas charge proceedings. Results were also impacted by lower deliveries resulting from warmer weather (approximately $0.9 million), partially offset by a decrease in bad debt expense ($0.5 million).

Balance Sheet Variations

Total assets at December 31, 2006 increased $10.9 million compared to September 30, 2006 due to an increase in customer receivables, partially offset by a decrease in gas in storage, both primarily due to seasonality. The decrease in gas in storage is also partially due to the LIFO inventory liquidation discussed in Note 3 of the Notes to Consolidated Financial Statements. The increase in total assets is also attributable to the net increase in noncurrent regulatory assets and prepaid pension costs due to the impact of adopting SFAS No. 158 as described in Note 10 of the Notes to Consolidated Financial Statements. The decrease in current liabilities was driven by decreases in gas costs refundable through rate adjustments and intercompany payables, partially offset by an increase in derivative liabilities. The increase in derivative liabilities is due to the transfer of derivative contracts from Peoples Energy to North Shore Gas. The value of these derivatives formerly contracted on behalf of North Shore Gas was previously recorded in intercompany payables. Deferred credits and long-term liabilities increased primarily due to the impact of adopting SFAS No. 158 on pension and postretirement liabilities. North Shore Gas’ total capitalization did not change significantly.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Total assets at December 31, 2006 increased $38.9 million compared to December 31, 2005 primarily due to capital investments related to the recognition of asset retirement obligations under FIN 47, a net increase in noncurrent regulatory assets due to the impacts of adopting SFAS No. 158 and FIN 47, as well as an increase in current regulatory assets due to gas price declines relative to derivative contract long positions. These increases were partially offset by a decrease in customer receivables due to lower gas prices. Current liabilities decreased due to decreases in accounts payable, other accrued liabilities (due primarily to payments on the gas charge settlement), and intercompany short-term debt, partially offset by increases in derivative liabilities (due to the transfer of contracts from Peoples Energy), customer credit balances, and intercompany payables. Deferred credits and long-term liabilities increased due to the recognition of asset retirement obligations under FIN 47, the increase in pension and other postretirement benefits liabilities with the adoption of SFAS No. 158 and an increase in environmental liabilities. North Shore Gas’ total capitalization increased due to increased earnings since the gas charge settlement and due to a reduction in the accumulated other comprehensive loss attributable to the elimination of the additional minimum pension liability as a result of increased plan funding and an increase in the discount rate.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

Margin Data (In Thousands)	Transition Period Ended December 31, 2006	Three Months Ended December 31, 2005	Increase/ (Decrease)
Gas Distribution revenues:
Sales
Residential	$322,191	$480,706	$(158,515)
Commercial	52,272	78,016	(25,744)
Industrial	6,960	14,011	(7,051)
Total sales	381,423	572,733	(191,310)
Transportation
Residential	12,175	10,249	1,926
Commercial	14,055	13,246	809
Industrial	4,592	4,684	(92)
Contract pooling	3,153	5,710	(2,557)
Total transportation	33,975	33,889	86
Total Hub revenues (3)	-	2,813	(2,813)
Other Gas Distribution revenues	3,966	4,090	(124)
Total Gas Distribution revenues	419,364	613,525	(194,161)
Less: Gas costs	251,724	426,860	(175,136)
Gross margin (1)	167,640	186,665	(19,025)
Less: Revenue taxes	40,147	54,793	(14,646)
Environmental costs recovered	12,532	10,502	2,030
Net margin (1)	$114,961	$121,370	$(6,409)
Gas Distribution deliveries (MDth):
Gas sales
Residential	27,398	30,710	(3,312)
Commercial	4,781	5,169	(388)
Industrial	671	966	(295)
Total gas sales	32,850	36,845	(3,995)
Transportation
Residential	6,480	6,349	131
Commercial	10,841	11,318	(477)
Industrial	4,234	4,690	(456)
Total transportation	21,555	22,357	(802)
Total Distribution deliveries	54,405	59,202	(4,797)
Hub delivery volumes (3)	-	5,070	(5,070)
Gross margin per Dth delivered (4)	$3.08	$3.11	$(0.03)
Net margin per Dth delivered (4)	$2.11	$2.00	$0.11
Average cost per Dth of gas sold	$7.66	$11.59	$(3.93)
Actual heating degree days (HDD)	2,113	2,302	(189)
Normal heating degree days (2)	2,219	2,290
Actual heating degree days as a percent of normal (actual/normal)	95	101

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

(2) The normal heating degree days for the three-month period ended December 31, 2006 were based on a 10-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1996-2005. The normal heating degree days for the three-month period ended December 31, 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

(3) Hub delivery volumes for the three-month period ended December 31, 2006 are not presented as hub revenues were recorded as a credit to Gas Costs. (See Note 3 of the Notes to Consolidated Financial Statements.)

(4) Margin per Dth is based upon gas distribution and transportation activity and excludes the impact of hub revenues and hub volumes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

North Shore Gas Company
Gas Distribution Statistics

Margin Data (In Thousands)	Transition Period Ended December 31, 2006	Three Months Ended December 31, 2005	Increase/ (Decrease)
Gas Distribution revenues:
Sales
Residential	$61,078	$92,041	$(30,963)
Commercial	10,173	15,114	(4,941)
Industrial	2,029	3,563	(1,534)
Total sales	73,280	110,718	(37,438)
Transportation
Residential	613	570	43
Commercial	2,005	2,088	(83)
Industrial	753	765	(12)
Contract pooling	583	939	(356)
Total transportation	3,954	4,362	(408)
Other Gas Distribution revenues	340	384	(44)
Total Gas Distribution revenues	77,574	115,464	(37,890)
Less: Gas costs	54,561	90,290	(35,729)
Gross margin (1)	23,013	25,174	(2,161)
Less: Revenue taxes	4,071	5,204	(1,133)
Environmental costs recovered	462	794	(332)
Net margin (1)	$18,480	$19,176	$(696)
Gas Distribution deliveries (MDth):
Gas sales
Residential	5,896	6,473	(577)
Commercial	1,022	1,093	(71)
Industrial	215	269	(54)
Total gas sales	7,133	7,835	(702)
Transportation
Residential	298	289	9
Commercial	2,044	2,105	(61)
Industrial	1,263	1,342	(79)
Total transportation	3,605	3,736	(131)
Total Gas Distribution deliveries	10,738	11,571	(833)
Gross margin per Dth delivered	$2.14	$2.18	$(0.04)
Net margin per Dth delivered	$1.72	$1.66	$0.06
Average cost per Dth of gas sold	$7.65	$11.52	$(3.87)
Actual heating degree days (HDD)	2,113	2,302	(189)
Normal heating degree days (2)	2,219	2,290
Actual heating degree days as a percent of normal (actual/normal)	95	101

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

(2) The normal heating degree days for the three-month period ended December 31, 2006 were based on a 10-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1996-2005. The normal heating degree days for the three-month period ended December 31, 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are reported under Note 3 of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, Peoples Gas and North Shore Gas carried out an evaluation, under the supervision and with the participation of management, including Thomas M. Patrick, our principal executive officer, and Thomas A. Nardi, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed and filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes In Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three-month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

a.  Peoples Energy held a special meeting of shareholders on December 6, 2006.

b. The following matters were voted upon at the special meeting of shareholders:

1.
A proposal to approve the Agreement and Plan of Merger dated as of July 8, 2006 among WPS Resources Corporation, Wedge Acquisition Corp. and Peoples Energy Corporation. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
27,113,845	1,172,262	395,401	0

2.
A proposal to adjourn the special meeting if necessary to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to approved the Agreement and Plan of Merger referred to in Proposal 1. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
24,480,230	3,761,762	439,516	0

Item 5. Other Information

The following information is being timely filed with the SEC in this Transition Report on Form 10-Q rather than on a Current Report on Form 8-K under Item 5.02(e).

On February 6, 2007, following approval by the Company’s Board of Directors, the Company entered into amended and restated change in control severance agreements (“CIC Agreements”) with executive officers of the Company and its subsidiaries, including the following five named executive officers appearing in the Summary Compensation Table as filed with the SEC January 29, 2007 under Item 11 of Part III of the Company’s

Part II - Other Information

Amendment No. 2 on Form 10-K/A: Mr. Thomas M. Patrick, Chairman, President and CEO of the Company, Thomas A. Nardi, Executive Vice President and Chief Financial Officer, Mr. William E. Morrow, Executive Vice President, Ms. Desiree Rogers, Senior Vice President, and Mr. Steven W. Nance, President of Peoples Energy Production.

The amendments to the CIC Agreements are intended (1) to cause the agreements to conform to requirements which may apply under Section 409A of the Internal Revenue Code (the “Code”), (2) to provide for benefits to be paid in the event an executive is terminated or constructively terminated within 6 months prior to a change in control of the Company, rather than only after a change in control as was provided under the former agreements, and (3) clarify that compensation payable under the CIC Agreements includes certain elements of long-term incentive compensation, without regard to the technical timing of such payments in relation to the executive’s termination date.

Section 409A of the Code was enacted in 2004 and changes the taxation of certain types of payments that could be characterized as deferred compensation. To conform to the requirements of Section 409A of the Code, the amended and restated CIC Agreements (1) amend the definition of what constitutes a “Change in Control” of the Company, (2) delay the timing for payments to affected executives following a termination of employment or constructive discharge in connection with a Change in Control, (3) allow the Company the option of limiting post-termination health insurance benefits to a fully insured health care plan, and (4) provide that in most cases, the executive will be required to pay premiums for basic post-termination life insurance for the first six months, after which the Company will reimburse the executive for the cost.

Consistent with Section 409A, the term “Change in Control” is amended to mean either: (i) the acquisition by any person or persons acting in concert, of ownership of the Company’s stock that, together with stock held by such person or persons acting in concert, constitutes more than 50 percent of the total fair market value or total voting power of the Company’s stock (calculated in accordance with Section 318(a) of the Code and subject to the limitations of Internal Revenue Service, Notice 2005-1); or (ii) a change in the ownership of a substantial portion of the assets (as defined for purposes of Section 409A of the Code) of the Company; or (iii) a change in the effective control (as defined for purposes of Section 409A of the Code) of the Company. In general, this amendment would result in a larger percentage change in ownership or control of the Company being required to occur in order to constitute a “Change in Control” as compared to the agreements prior to amendment. Under both the former and the amended and restated CIC Agreements, the Company’s proposed merger with WPS Resources would constitute a Change in Control.

The former CIC Agreements did not provide severance benefits if the executive’s employment was terminated prior to a Change in Control. The amended and restated CIC Agreements provide severance benefits if the executive is terminated within six months prior to a Change in Control.

The definition of compensation under the amended and restated CIC Agreement was amended to clarify that the term includes the economic equivalent value of awards received by the affected executive under the Company’s Long-Term Incentive Compensation Plan whether such awards were made during the same calendar year or the calendar year prior to the executive’s termination or constructive discharge. Also, in connection with the extension of the term of the CIC Agreements to include the 180 days prior to a Change in Control, the amended and restated CIC Agreement provides that a terminated executive will be paid equivalent amounts to what the executive may have been eligible for under the Company’s 2004 Incentive Compensation Plan if the executive was still employed at the time of the Change in Control.

The amended and restated CIC Agreements provide that payments to the affected executive officer will be made 6 months after termination or constructive discharge. Under the former CIC Agreements, depending on the nature of the benefits, most payments were to be made within 5 or 10 business days after termination or constructive discharge. Whenever a payment is delayed for six months, the payment will be increased to 102.5 percent of the amount that would have been paid in the absence of a delay.

Part II - Other Information
In addition, on February 6, 2007, effective as of February 2, 2007, the Company and Mr. Thomas A. Nardi, Executive Vice President and Chief Financial Officer of the Company, entered into a new employment letter agreement that replaces Mr. Nardi’s letter agreement dated May 22, 2002 in order to bring the compensation arrangements contained in the letter agreement compliant with Section 409A. The new letter agreement addresses certain enhanced retirement benefits that Mr. Nardi will be entitled to upon termination of his employment, consistent with what was agreed to at the time of Mr. Nardi’s initial employment with a subsidiary of the Company, Peoples Energy Services. The only significant difference between the new letter agreement and the former letter agreement is that the new letter agreement provides (i) that benefits to be paid to Mr. Nardi under the letter agreement will be paid in the form of a life and twenty-year certain annuity, instead of in a lump sum, and (ii) benefits payable under the letter agreement will commence six months after Mr. Nardi’s termination of employment from the Company, rather than within ten days after employment terminates. All other terms of Mr. Nardi’s new letter agreement are substantially the same as the former letter agreement, and are summarized under the caption “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” in Part III, Item 11 of the Company’s Amendment No. 2 to Form 10-K on Form 10-K/A, filed with the SEC on January 29, 2007.

Part II - Other Information

Item 6. Exhibits

Peoples Energy Corporation:

Exhibit
Number	Description of Document

3(a)	Amendment to Section 2.1 of the By-Laws, effective December 6, 2006.

3(b)	By-Laws of the Company, as amended December 6, 2006.

10(a)	Directors Deferred Compensation Plan (as amended and restated October 3, 2006, as effective January 1, 2005, and amended December 6, 2006).

10(b)	Peoples Energy Corporation Directors Stock and Option Plan (as amended October 3, 2006, as effective January 1, 2005).

10(c)	Peoples Energy Corporation 2004 Incentive Compensation Plan (as amended October 3, 2006 and effective as of January 1, 2005).

10(d)	Peoples Energy Corporation Long-Term Incentive Plan for Diversified Business Units (as amended October 3, 2006 as effective January 1, 2005).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company.

31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II - Other Information

The Peoples Gas Light and Coke Company:

Exhibit
Number	Description of Document
31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

North Shore Gas Company:

Exhibit
Number	Description of Document

31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 9, 2007	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 9, 2007	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 9, 2007	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer