Form 10-Q
period 2007-03-31
PEOPLES GAS LIGHT & COKE CO
filed 2007-05-10
CIK 77388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
(An Illinois Corporation)
130 East Randolph Drive
24th Floor
Chicago, Illinois 60601-6207
(312) 240-4000

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 25,357,566 shares of common stock, without par value, outstanding at April 30, 2007, all of which were held, beneficially and of record, by Peoples Energy Corporation.

THE PEOPLES GAS LIGHT AND COKE COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

EXHIBIT INDEX		34

12	The Peoples Gas Light and Coke Company Ratio of Earnings to Fixed Charges

31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for The Peoples Gas Light and Coke Company

31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 The Peoples Gas Light and Coke Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for The Peoples Gas Light and Coke Company

Commonly Used Acronyms

AG	Illinois Attorney General
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
LIFO	Last-in, first-out
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MTM	Mark-to-market
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PCB	Polychlorinated biphenyl
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
RAKTL	Ronald A. Katz Technology Licensing, L.P.
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

Forward-Looking Statements

In this report, PGL and its subsidiaries make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although PGL and its subsidiaries believe that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, PGL and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in MD&A, forward-looking statements included or incorporated in this report include, but are not limited to statements regarding future:

•	Revenues or expenses,
•	Capital expenditure projections, and
•	Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

•	The successful combination of the operations of PEC and its subsidiaries, including PGL, within Integrys Energy Group, Inc. ("Integrys") (Integrys was formerly known as WPS Resources Corporation);
•	Unexpected costs or liabilities related to the merger between a subsidiary of Integrys and PEC;
•	The combined company of Integrys and PEC may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;
•	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting PGL;
•
The impact of recent and future federal and state regulatory change, including changes in environmental, tax and other laws and regulations to which PGL and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, proceedings concerning the prudence review of PGL’s gas purchases and costs actually incurred;

•	The credit ratings of PGL could change in the future;
•	Resolution of audits by the Internal Revenue Service and Illinois state revenue agencies;
•	The effects, extent and timing of additional competition in the markets in which PGL operates;
•	The impact of fluctuations in commodity prices, interest rates and customer demand;
•	The effectiveness of PGL’s derivative instruments and hedging activities and their impact on its future results of operations;
•	Available sources and costs of natural gas;
•	Investment performance of employee benefit plan assets;
•	Advances in technology;
•	Effects of and changes in political, legal and economic conditions and developments in the United States and Illinois;
•	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
•	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas), interest rates and counter-party credit;
•	Weather and other natural phenomena, in particular the effect of weather on natural gas sales;
•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
•	Other factors discussed elsewhere herein and in other reports filed by PGL and/or Integrys from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31,
(Millions)	2007	2006

Gas operating revenues	$627.1	$633.1
Operating expenses
Gas purchased for resale	458.7	485.2
Operating and maintenance expenses	98.5	82.0
Gas charge settlement	-	28.4
Depreciation and amortization	14.5	14.0
Taxes, other than income taxes	7.4	7.0
Operating income	48.0	16.5

Miscellaneous income	1.0	1.0
Interest expense	(7.7)	(7.1)
Other (expense) income	(6.7)	(6.1)

Income before taxes	41.3	10.4
Provision for Income taxes	12.8	2.8
Net Income	$28.5	$7.6

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31,	December 31,	March 31,
(Millions)	2007	2006	2006
Assets
Current assets
Cash and cash equivalents	$ -	$ -	$35.6
Customer and other receivables, net of reserves of $38.2, $29.1 and $43.2
at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	309.5	169.1	358.6
Receivables from related parties	3.2	5.1	3.9
Accrued unbilled revenues	59.7	97.7	77.9
Natural gas in storage, at last-in, first-out cost	28.2	89.4	31.0
Materials and supplies, at average cost	9.5	9.0	9.5
Regulatory assets	45.7	154.8	80.8
Assets from risk management activities	2.3	-	-
Deferred income taxes	30.8	22.6	11.4
Prepayments and other	23.4	5.3	3.9
Total current assets	512.3	553.0	612.6

Property, plant, and equipment, net of accumulated depreciation of $969.8, $958.1, and
$924.4 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	1,424.3	1,421.3	1,373.0
Noncurrent regulatory assets	450.4	464.3	247.7
Investments and other assets	17.1	16.9	34.4
Prepaid pension costs	78.8	78.2	153.4
Long-term assets from risk management activities	0.6	-	-
Total assets	$2,483.5	$2,533.7	$2,421.1

Liabilities and Capitalization
Current liabilities
Current portion of long-term debt	$50.0	$ -	$ -
Short-term debt	-	80.3	-
Accounts payable	172.0	193.6	157.1
Payables to related parties	45.6	94.4	67.8
Current liabilities from risk management activities	8.2	31.9	-
Gas costs refundable through rate adjustments	7.9	13.5	44.8
Customer deposits	34.6	33.4	34.1
Customer credit balances	23.1	69.6	18.8
Other deposits	14.8	11.2	111.0
Accrued interest and taxes	72.3	65.0	59.0
Temporary LIFO liquidation credit	139.1	-	153.9
Other	13.2	14.6	20.4
Total current liabilities	580.8	607.5	666.9

Long-term liabilities and deferred credits
Deferred income taxes	344.6	346.1	350.9
Deferred investment tax credits	23.1	23.2	23.3
Noncurrent regulatory liabilities	0.9	0.9	-
Environmental remediation liability	183.9	193.6	209.3
Pension and postretirement benefit obligations	115.1	111.5	83.0
Long-term liabilities from risk management activities	-	0.2	-
Asset retirement obligations	93.7	92.4	-
Other	15.3	7.3	6.3
Total long-term liabilities and deferred credits	776.6	775.2	672.8

Commitments and contingencies

Capitalization
Common stock equity	674.9	649.8	580.3
Long-term debt	451.2	501.2	501.1
Total capitalization	1,126.1	1,151.0	1,081.4
Total liabilities and capitalization	$2,483.5	$2,533.7	$2,421.1

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			March 31,	December 31,	March 31,
(Millions, except share amounts)			2007	2006	2006

Long-term debt
First and refunding mortgage bonds
Series		Year Due
HH	4.75%	2030	$50.0	$50.0	$50.0
KK	5.00%	2033	50.0	50.0	50.0
LL	3.05%	2033	50.0	50.0	50.0
MM-2	4.00%	2010	50.0	50.0	50.0
NN-2	4.625%	2013	75.0	75.0	75.0
QQ	4.875%	2038	75.0	75.0	75.0
RR	4.30%	2035	50.0	50.0	50.0

Adjustable rate refunding mortgage bonds
Series		Year Due
OO		2037	51.0	51.0	51.0
PP		2037	51.0	51.0	51.0
Total first and refunding mortgage bonds			502.0	502.0	502.0
Unamortized discount on long-term debt, net			(0.8)	(0.8)	(0.9)
Total			501.2	501.2	501.1
Current portion			(50.0)	-	-
Total long-term debt			451.2	501.2	501.1

Common stock equity
Common stock, without par value—
Authorized 40,000,000 shares
Outstanding 25,357,566, 25,357,566 and 24,817,566 shares, respectively			219.2	219.2	165.3
Accumulated other comprehensive loss			(0.3)	(1.2)	(22.4)
Retained earnings			456.0	431.8	437.4
Total common stock equity			674.9	649.8	580.3
Total capitalization			$1,126.1	$1,151.0	$1,081.4

The accompanying condensed notes are an integral past of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31,
(Millions)	2007	2006

Operating Activities:
Net income (loss)	$28.5	$7.6
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	15.7	15.1
Deferred income taxes and investment tax credits—net	(6.7)	5.0
Gas charge settlement	-	28.4
Pension funding less than expense	2.6	1.9
Other adjustments	0.9	4.1
Net changes in:
Receivables—net	(95.6)	(37.3)
Receivables from related parties	1.9	(55.6)
Gas in storage	61.3	65.4
Gas costs recoverable/refundable through rate adjustments	(24.0)	52.1
Accounts payable	(21.6)	(94.0)
Payables to related parties	1.3	55.7
Accrued interest	-	0.6
Accrued taxes	7.3	(2.8)
Temporary LIFO liquidation	139.1	143.3
Customer credit balances	(46.4)	(22.3)
Other	11.2	3.4
Net cash provided by (used in) operating activities	75.5	170.6

Investing Activities:
Capital spending	(18.4)	(20.9)
Proceeds from sale of assets	-	1.3
Intercompany note receivable	-	9.9
Other	0.1	1.8
Net cash provided by (used in) investing activities	(18.3)	(7.9)

Financing Activities:
Retirement of commercial paper	(80.3)	(119.9)
Intercompany loan payable	27.4	-
Dividends paid on common stock	(4.3)	(7.2)
Net cash provided by (used in) financing activities	(57.2)	(127.1)

Net increase (decrease) in cash and cash equivalents	-	35.6
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$ -	$35.6

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed, consolidated financial statements of PGL and its wholly-owned subsidiaries under the rules and regulations of the SEC.

This Quarterly Report on Form 10-Q is for PGL, a wholly-owned indirect subsidiary of Integrys. These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.

Effective February 21, 2007, the previously announced merger between a wholly-owned subsidiary of Integrys and PEC was consummated. PGL and NSG are wholly-owned by PEC. The merger was accounted for under the purchase method of accounting with Integrys treated as the acquirer. Effective with the merger, PGL adopted the financial statement presentation policies of Integrys. Certain items previously reported for the prior periods have been reclassified to conform to the presentation in the current period:

Condensed Consolidated Statements of Income

Revenues and taxes, other than income taxes, are presented net of pass-through taxes. (See Note 3--Revenue Recognition for further discussion.)

Condensed Consolidated Balance Sheets:

Accrued unbilled revenues are shown separately from customer receivables, net of reserve for uncollectible accounts.

Accrued interest and accrued taxes have been combined as one line item.

Certain current liabilities have been aggregated into other current liabilities as a single line item.

Postretirement benefit obligations have been reclassified from other long-term liabilities to pension and postretirement benefit obligations.

Condensed Consolidated Statements of Cash Flows:

Changes in cash overdraft balances within net changes in accounts payable are presented as an operating activity rather than as a financing activity.

Changes in margin account balances as part of deposits with a broker are presented as an operating activity rather than as a investing activity.

The PGL condensed consolidated financial statements do not reflect, and are not required to reflect, any push down basis of accounting as a result of the PEC merger.

We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. These condensed consolidated financial statements should be read along with the audited financial statements and notes thereto included in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006. Due to a number of factors, including seasonality of PGL's businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the results to be expected for the year as a whole.

As previously disclosed in the combined PEC, PGL and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006 to December 31, 2006, PGL changed its fiscal year from September 30 to December 31.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the PGL Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Millions)	2007	2006
Cash paid for interest	$7.8	$5.8
Cash paid for income taxes	$27.9	$4.1

Under PGL's cash management practices, accounting overdraft cash balances of $18.3 million, $6.8 million and $18.0 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively were reclassified to accounts payable.

NOTE 3--REVENUE RECOGNITION

Natural gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These pass-through taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The revenues presented on the Condensed Consolidated Statements of Income exclude the billings to customers for these pass-through taxes. For the three months ended March 31, 2006, PGL previously reported most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes were included in revenues, and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes was included in taxes, other than income taxes on the statement of income. Effective with the February 21, 2007 merger between a wholly-owned subsidiary of Integrys and PEC, PGL adopted the accounting policy of excluding such pass-through taxes from both revenues and taxes, other than income taxes. Revenue tax amounts excluded from revenues and taxes, other than income taxes for the three-month period ended March 31, 2006 were $61.1 million.

NOTE 4--GAS IN STORAGE

PGL prices storage injections at the fiscal year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, PGL expects interim reductions in LIFO layers to be replenished by year end.

NOTE 5--RISK MANAGEMENT ACTIVITIES

Derivative Instruments and Hedging Activities

PGL’s gas supply costs may vary due to changes in commodity prices that affect its operations. To manage this volatility, PGL uses forward contracts and financial instruments, including commodity swaps and options. It is the policy of PGL to use these instruments solely for the purpose of managing volatility and not for any speculative purpose. PGL accounts for derivative financial instruments pursuant to SFAS

No. 133 “Accounting for Derivatives and Hedging Activities”, as amended and interpreted ("SFAS No. 133"). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.

Mark-To-Market Derivative Instruments. PGL uses derivative instruments to manage its cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. PGL's tariffs allow for full recovery from its customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), allows for these MTM derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of PGL.

The MTM asset (liability) value of the above contracts for PGL at March 31, 2007, December 31, 2006, and March 31, 2006 was $(3.1) million, $(113.6) million, and $(51.3) million, respectively.

Cash Flow Hedges. PGL uses derivatives to hedge changes in the price of gas used in operations. These instruments are designated as cash flow hedges, which allows for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from commodity cash flow hedges are recorded in operating and maintenance expenses in the statement of income in the same month the related physical purchases are recorded in the statement of income. In addition, cash flow hedge ineffectiveness can result from differences in critical terms (such as location) between the hedging instrument and the hedged transaction and result in the immediate recognition of gains or losses recorded in operating and maintenance expenses.

In 2003, PGL entered into treasury lock agreements that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings. On April 24, 2003, in connection with the issuance of the new debt, PGL unwound its treasury lock positions resulting in a $0.7 million loss recorded to accumulated other comprehensive income. This amount is being amortized to earnings over the 10-year term of the debt.

No amounts from PGL cash flow hedges were determined to be ineffective for the three months ended March 31, 2007 and 2006. The portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next twelve months is $(0.1) million. The maximum term of accumulated other comprehensive income (loss) expected to be reclassified is 73 months.

Summary. The following table shows PGL’s assets and liabilities from all risk management activities. Certain commodity financial instruments are executed by PGL and shown as assets/liabilities from risk management activities. Other commodity financial instruments were previously executed by PEC on behalf of PGL and are represented on PGL's balance sheet as payables to related parties. Unrealized gains or losses on certain mark-to-market commodity contracts related to deposits with brokers are included within other receivables. Premiums paid on certain mark-to-market commodity option contracts at inception that are recoverable from customers through rates are recorded as regulatory assets.

	Assets			Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Millions)	2007	2006	2006	2007	2006	2006

Commodity contracts	$4.9	$(5.4)	$4.3	$8.2	$109.7	$57.2

Balance Sheet Presentation
Current
Assets/liabilities from risk management activities	$2.3	$ -	$ -	$8.2	$31.9	$ -
Other receivables	(0.4)	(7.1)	(0.8)	-	-	-
Payable to related parties	-	-	-	-	74.5	57.2
Regulatory assets	1.8	1.6	5.1	-	-	-
Total current	$3.7	$(5.5)	$4.3	$8.2	$106.4	$57.2

Long-term
Assets/liabilities from risk management activities	$0.6	$ -	$ -	$ -	$0.2	$ -
Payable to related parties	-	-	-	-	3.1	-
Regulatory assets	0.6	0.1	-	-	-	-
Total long-term	1.2	0.1	-	-	3.3	-
Total	$4.9	$(5.4)	$4.3	$8.2	$109.7	$57.2

NOTE 6--LONG-TERM DEBT

The $50 million 3.05% Series LL bonds which will mature February 1, 2033 were originally issued in a term mode and for a 5 year period. PGL is obligated to purchase any such bonds tendered if they cannot be remarketed. Therefore, these bonds are subject to a mandatory tender for purchase for remarketing on February 1, 2008. These bonds are presented on the PGL balance sheet at March 31, 2007 as current maturities of long-term debt.

NOTE 7--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” ("SFAS No. 143"), and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), PGL has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. PGL identified asset retirement obligations primarily related to distribution pipe removal (including asbestos and PCBs in pipes), asbestos and PCBs in buildings and removal of above ground storage tanks. In accordance with SFAS No. 71, PGL establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FIN 47 and the rate making practices for retirement costs authorized by the applicable regulators. All asset retirement obligations are recorded as other long-term liabilities on the balance sheet of PGL.

The following table shows all changes to the asset retirement obligation liabilities of PGL.

(Millions)
Asset retirement obligations at December 31, 2006	$92.4
Accretion	1.3
Asset retirement obligations at March 31, 2007	$93.7

NOTE 8--INCOME TAXES

The effective tax rates for the three months ended March 31, 2007 and 2006 were 31.0% and 26.9%, respectively. PGL's provision for income taxes is calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, PGL's interim effective tax rate reflects its projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35% primarily due to the effect of state income taxation offset by the permanent tax effects of employee benefit-related deductions.

Effective January 1, 2007, PGL adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The cumulative effect of adopting FIN 48 was an increase of less than $0.1 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, the amount of unrecognized tax benefits was $2.8 million. No unrecognized tax benefits would affect PGL's effective tax rate if recognized in subsequent periods. At the beginning of 2007, approximately $2.6 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes to any of the unrecognized tax benefit balances during the first quarter of 2007 and PGL does not expect any significant increases or decreases to the total amount of unrecognized tax benefits within the next twelve months.

PGL records penalties and accrued interest related to uncertain tax positions in income tax expense.

PGL files income tax returns in the U.S. federal jurisdiction, and in various U.S. state jurisdictions. With a few exceptions (major exceptions listed below), PGL is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2002.

•	Illinois Department of Revenue - PGL has agreed to statute extensions for tax years covering 2001-2003.
•	United States Internal Revenue Service - PGL has agreed to statute extensions for tax years covering 1999-2003.

PGL has closed examinations for the following major jurisdictions for the following tax years:

•
United States Internal Revenue Service - PGL has a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but PGL has protested one issue from the agents report and has been sent to IRS appeals for potential resolution.

PGL has open examinations for the following major jurisdictions for the following tax years:

•	United States Internal Revenue Service - PGL has an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue - PGL has an open examination for the 2001-2003 tax years.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

PGL has obligations at March 31, 2007 related to natural gas supply and transportation contracts with total estimated demand payments of $308.7 million through 2017. PGL expects to recover these costs in future customer rates. Additionally, PGL has contracts to sell natural gas to customers.

PGL also has commitments in the form of purchase orders issued to various vendors totaling $9.0 million at March 31, 2007.

Environmental

Former Manufactured Gas Plant Sites
PGL, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, PGL might be required to undertake remedial action with respect to some of these materials. PGL is addressing these sites under a program supervised by the IEPA. As is discussed below, PGL is pursuing the transfer of certain of these sites to a program administered by the EPA.

PGL is addressing 29 manufactured gas plant sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Remediations have been completed at all or portions of nine of these 25 sites. PGL has determined that remediations are not required at three of these 25 sites.

PGL is pursuing the transfer of 11 manufactured gas plant sites which are presently being addressed under IEPA supervision to a program administered by the EPA. Under EPA supervision, the remedy decisions at these sites would be based on risk-based criteria typically used at Superfund sites.

In 2004, the owners, River Village West LLC ("River Village West"), of a property in the vicinity of the former Pitney Court Station filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al. v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing PGL to remediate the site. In December 2005, PGL and the plaintiffs settled and the litigation has been dismissed with prejudice. Pursuant to the terms of the settlement agreement, PGL has agreed to remediate the site and to investigate and, if necessary, remediate sediments in the area of the Chicago River adjacent to the site.

With respect to portions of certain other sites in the City of Chicago ("Chicago"), PGL has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require PGL to perform extensive investigations or remediations. These demands include notice letters sent to PGL by River Village West. These letters informed PGL of River Village West's intent to file suit under RCRA seeking an order directing PGL to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al. v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005) ("RVW II"), seeks an order directing PGL to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. PGL has filed an answer denying liability.

In August 2006, a member of River Village West individually filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-4465 (N.D. Ill. 2006) ("Snitzer I"), seeks an order directing PGL to remediate the Willow Street Station former manufactured gas plant site which is located along the

Chicago River. PGL has filed an answer denying liability and the court has set a scheduling order. In October 2006, the same individual filed another suit in the United States District Court for the Northern District of Illinois under RCRA and CERCLA. The suit, Thomas A. Snitzer v. The Peoples Gas Light and Coke Company, No. 06-C-5901 (N.D. Ill. 2006) ("Snitzer II"), seeks an order directing PGL to remediate the following four former manufactured gas plant sites, which are located on or near the Chicago River: 22nd Street Station, Division Street Station, Hawthorne Station, and North Shore Avenue Station. PGL has filed an answer to the RCRA count denying liability and is moving to dismiss the CERCLA count. This individual has also notified PGL of his intent to file suit under RCRA and CERCLA seeking an order directing PGL to remediate the following two former manufactured gas plant sites: Calumet Station and North Station.

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case.

PGL is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities. At March 31, 2007, regulatory assets (stated in current year dollars) were $218.4 million. The foregoing amount reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs PGL will spend in the future for investigating and remediating the manufactured gas plant sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence of $183.9 million. Management also estimates that additional costs in excess of the recorded liabilities of $112.1 million are reasonably possible. The foregoing estimates do not reflect the impact, if any, of placing certain manufactured gas plant sites under the EPA-administered program referred to above. If these sites are addressed under EPA supervision, the foregoing estimates may change.

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

PGL intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

PGL is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

Management believes that any costs incurred by PGL for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are therefore recoverable through rates for utility service. Accordingly, management believes that the costs incurred by PGL in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of PGL. However, any changes in PGL's approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially affect PGL’s recovery of such costs through rates.

Gas Charge Reconciliation Proceedings and Related Matters

For PGL, the ICC conducts annual proceedings regarding the reconciliation of revenues from the gas charge and related gas costs. The gas charge represents the cost of gas and transportation and storage services purchased ("Gas Charge"). In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the ICC would order PGL to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding PGL for fiscal 2001 - 2004 costs. The recommendation that proceedings for PGL's fiscal 2000 be reopened was made moot by approval of the settlement. The orders, which became publicly available March 30, 2006, adopted a January 17, 2006 Settlement Agreement and Release among and between PGL, the People of the State of Illinois through the AG, Chicago and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (the "Agreement").

In its orders approving the Agreement, the ICC determined that $96 million should be refunded to customers of PGL. In April 2006, the refund was credited to customer accounts.

Pursuant to the Agreement, PGL also paid $4.8 million jointly to Chicago and the AG in 2006. PEC also agreed to pay up to $5 million per year over the next five years (the "Subsequent Payments") towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the "Conservation Programs"). The five Subsequent Payments of up to $5 million shall be paid based upon Conservation Programs to be developed by Chicago and/or the AG. PGL will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs. As of March 31, 2007, no liability for Subsequent Payments was recorded by PGL. On an ongoing basis and at least quarterly, PGL will continue to evaluate whether amounts should be recorded for probable and reasonably estimable liabilities for some or all of the remaining $25 million in Subsequent Payments related to the Conservation Programs. Triggering events that would lead us to conclude that the liabilities are probable and estimable for the Subsequent Payments include evidence that Chicago and the AG have established or are taking steps to develop valid Conservation Programs and have provided the estimated costs for those programs as required under the Agreement.

Under the Agreement, PGL agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service. PGL had written off an estimated $200 million in prior periods.

The Agreement provides that PGL will cooperate with Chicago and the AG to identify those customers of PGL who were not receiving gas as of the date of the Agreement that are financial hardship cases. The hardship cases were identified by PGL, the AG and Chicago. Following identification, PGL reconnected the hardship cases. PGL forgave all outstanding debt for reconnected customers.

The Agreement also provides that PGL agree to implement recommendations proposed by the ICC’s staff and the intervenors to conduct internal and external audits of their gas procurement practices. A gas supply management audit performed by a consulting firm retained by the ICC is in progress. No findings or recommendations have yet been communicated.

PGL also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas Hub services as an offset to utility customers’ gas charges and to account for such revenues received from gas Hub services in the same manner in all future gas charges.

A $103.0 million charge was allocated to PGL in accordance with the orders. In anticipation of the March 28, 2006 orders from the ICC, PGL recorded estimated gas charge settlement costs for the three-month period ended December 31, 2005 of $74.7 million. As a result, a $28.4 million additional adjustment to the gas charge settlement was recorded in the three month period ended March 31, 2006. Accrued liabilities totaling $11.3 million at March 31, 2007 represent 2005 Hub revenue and related interest that will be refunded to customers pending close of the ICC's review of 2005 gas charge reconciliation case and are included in the Condensed Consolidated Balance Sheets under the caption other under current liabilities.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and are not believed to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future gas charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005 and PGL filed direct testimony. The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ gas charges. ICC Staff and intervenor direct testimony was filed January 18, 2007. Staff witnesses recommended a disallowance for PGL of approximately $22.2 million, of which $10.7 million is the amount of Hub revenues that PGL previously testified that it would refund to customers (and was included as part of the gas charge settlement expensed through March 31, 2006). An intervenor witness (on behalf of the Citizens Utility Board and Chicago) recommended a disallowance of approximately $11.5 million for PGL. The majority of the proposed disallowances, other than the Hub revenues, are for a one-time adjustment by PGL to transportation customers’ bank (storage) gas liability balances. PGL filed its rebuttal testimony on February 22, 2007, and Staff and intervenors filed their rebuttal testimony on April 25, 2007. In their rebuttal testimony, the Staff witnesses reduced their recommended disallowance to about $20.5 million. Management cannot predict the outcome of these cases but has recorded liabilities at March 31, 2007 associated with the $11.3 million related to 2005 Hub revenues and $3.4 million primarily related to the Staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases, which PGL stated in its rebuttal testimony it is not contesting, and both of which are inclusive of accrued interest.

The hearing for this reconciliation case is scheduled for May 30, 2007.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006. PGL filed its direct testimony on April 10, 2007. Staff and intervenors are required to file a pleading by August 1, 2007, identifying their issues, if any.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings. The suit, Alport et al. v. Peoples Energy Corporation, seeks unspecified compensatory and punitive damages. PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that PEC acted in concert with others to commit a tortious act. PEC denies the allegations and is vigorously defending the suit.

Based upon the settlement and dismissal of PGL's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006 granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases). The plaintiffs filed a third amended complaint and a motion for class certification, to which PEC provided an opposing answer. On April 25, 2007, the court denied, without prejudice, plaintiffs’ motion for class certification. The court set the case for a status hearing on May 16, 2007. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Corrosion Control Inspection Proceeding

State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines. On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe. On November 3, 2006, PGL and all intervening parties filed a stipulation to settle the ICC proceeding, and the ICC Staff separately filed in support of the stipulation. The ICC entered an order approving the stipulation on December 20, 2006. Under the stipulation, PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance and hold meetings with Chicago to exchange information. This order resolves only the ICC proceeding and does not constitute a release of any other potential actions outside of the ICC proceeding. PGL recorded a liability of $1 million associated with this settlement. On March 27, 2007, the $1 million payment was tendered to the State of Illinois. With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC Staff and PGL will now begin the investigation process.

On May 16, 2006, the AG served a subpoena requesting documents relating to PGL's corrosion inspections. PGL's counsel has met with representatives of the AG’s office and provided documents relating to the subpoena. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

On July 10, 2006, the U. S. Attorney for the Northern District of Illinois served a grand jury subpoena on PGL requesting documents relating to PGL's corrosion inspections. PGL's counsel has met with the U.S. Attorney's office and provided documents relating to corrosion inspections. Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including PGL, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits. PGL filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice). The judge also ruled that the plaintiffs could file their claims directly with the ICC. The plaintiffs have not yet filed a new complaint with the court nor have they filed complaints at the ICC. PGL continues to believe it has meritorious defenses and intends to vigorously defend against the class action lawsuit. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Technology License

RAKTL has offered PEC a license to a portfolio of patents, claiming that certain products and services utilized by PEC or its utility subsidiaries, including PGL, may infringe the patents. The patents purportedly relate to various aspects of telephone call processing in PEC’s customer call center. Discussions with RAKTL are ongoing, and no legal proceedings have been instituted against PEC or PGL. Based on its current analysis of this matter, PEC has decided to seek a license from RAKTL. Based on the information available at this time, management does not believe resolution of this matter will have a material adverse impact on PGL's financial position or results of operations.

NOTE 10--COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of other comprehensive income in addition to net income (loss). Total comprehensive income includes all changes in equity during a period except those resulting from investments by PGL's shareholder and distributions to PGL's shareholder. PGL’s total comprehensive income (loss) is:

	Three Months Ended March 31,
(Millions)	2007	2006
Net income (loss)	$28.5	$7.6
Unrealized hedge gain (loss), net of tax of $(0.6) and $0.4	0.9	(0.6)
Total comprehensive income (loss)	$29.4	$7.0

The following table shows the changes to accumulated other comprehensive income (loss).

(Millions)
December 31, 2006 balance	$(1.2)
Unrealized hedge gain (loss)	0.9
March 31, 2007 balance	$(0.3)

NOTE 11--EMPLOYEE BENEFIT PLANS

The following table provides the components of allocated net periodic benefit cost to PGL for PEC’s benefit plans for the three months ended March 31, 2007 and 2006:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended March 31, (Millions)	2007	2006	2007	2006
Service cost	$3.3	$3.5	$1.9	$1.3
Interest cost	5.8	5.1	1.7	1.3
Expected return on plan assets	(8.9)	(9.1)	(0.5)	(0.6)
Amortization of:
Net transition (asset)/obligation	-	-	0.3	0.3
Prior service cost	0.6	0.6	-	-
Net actuarial (gain)/loss	1.0	1.1	0.3	0.2
Net periodic benefit cost	1.8	1.2	3.7	2.5

Effect of lump sum settlements upon retirement	1.1	1.6	-	-
Net benefit cost	$2.9	$2.8	$3.7	$2.5

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment. PGL follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" ("SFAS No. 88"), to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations ("PBO"). During the three-month periods ended March 31, 2007 and 2006, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

Under the provisions of SFAS No. 71, amounts otherwise charged/credited to other comprehensive income upon application of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"), should be recorded as a regulatory asset or liability if the utility has historically recovered or currently recovers pension expense under SFAS No. 87, “Employers’ Accounting for Pensions”, and other postretirement benefit expense under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in rates and there is no negative evidence that the existing regulatory treatment will change. In accordance with SFAS No. 71, PGL recorded in regulatory assets and regulatory liabilities the net impact of recognizing the funded status of its plans upon implementation of SFAS No. 158 on December 31, 2006.

The amount of pension and other postretirement benefit costs deferred as a net regulatory asset at March 31, 2007 was $118.7 million and $31.9 million, respectively. Deferred amounts are expected to be recovered in rates over the employees' average remaining service period.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year. As of March 31, 2007, $0.5 million in contributions have been made. PGL anticipates making no additional contributions to its pension plans or its other postretirement benefits plans during the year ending December 31, 2007.

PGL has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. PGL matches a percentage of the employee contribution up to certain limits. The cost of PGL's matching contribution to the plans for the three-month periods ended March 31, 2007 and 2006 totaled $0.6 million and $0.6 million, respectively.

NOTE 12--REGULATORY ENVIRONMENT

Merger

Effective February 21, 2007, the previously announced merger between a subsidiary of Integrys and PEC was consummated. PGL and NSG are wholly-owned by PEC.

On February 7, 2007, the ICC approved the merger by accepting an agreed upon order among the active parties to the merger case. The order included Conditions of Approval regarding:

•	commitments by the applicants to provide certain reports,
•	perform studies of the PGL gas system,
•	promote and hire a limited number of union employees in specific areas,
•	make no reorganization-related layoffs or position reductions within the PGL union workforce,
•	maintain PGL's operation and maintenance and capital budgets at recent levels,
•	file a plan for formation and implementation of a services company,
•	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
•	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the PGL storage gas inventory in connection with closing the merger.

The Conditions of Approval also include commitments with respect to the pending rate cases of PGL and NSG. These are the inclusion of merger synergy savings of $11.4 million at PGL in the proposed test year, the recovery of $6.2 million at PGL of the merger-related costs in the test year (reflecting recovery of $30.9 million for PGL of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of merger costs, for a maximum potential recovery of $44.9 million. PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.

Rate Case

On March 9, 2007, Integrys filed a request with the ICC to increase natural gas rates for PGL by $102.5 million for 2008. The proposed rate increase is required to allow PGL to recover its current cost of service and to earn a reasonable rate of return on its investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure. In addition, the filing also proposes a recovery mechanism outside of a rate case for costs associated with the acceleration of the installation of a state-of-the art natural gas distribution system replacing the cast iron main.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 6, 2008. Testimony of the various parties will be filed during the summer of 2007 with hearings scheduled for the second and third weeks of September 2007.

NOTE 13--SEGMENTS OF BUSINESS

Prior to the PEC merger, PGL reported all of its utility and non-utility operations within the Gas Distribution segment and reported general corporate allocations to it under the Corporate and Other segment.

Effective with the quarter ended March 31, 2007, PGL’s results of operations, including allocations for corporate activities, are reported in the Gas Utility segment with non-utility operations reported in the Other segment. Corresponding items for the prior year have been restated for the change in segment reporting.

Segments of Business	Gas		PGL
(Millions)	Utility(1)	Other(2)	Consolidated

Three Months Ended
March 31, 2007
Revenues	$627.1	$ -	$627.1
Operating expenses	579.1	-	579.1
Operating income	48.0	-	48.0
Net income	28.5	-	28.5

Three Months Ended
March 31, 2006
Revenues	$633.1	$ -	$633.1
Operating expenses	616.6	-	616.6
Operating income	16.5	-	16.5
Net income	7.5	0.1	7.6

(1) Includes only utility operations.
(2) Nonutility operations are included in the Other column. Amounts for all categories other than 2006 net income rounded to less than $0.1 million.

NOTE 14--NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard eliminates the current requirement for deferring "day one" gains on energy contracts that are not evidenced by quoted market prices or other current market transactions. The standard will be effective for PGL beginning January 1, 2008. PGL is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective for PGL beginning January 1, 2008. PGL is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PGL is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 823,000 residential, commercial and industrial retail sales and transportation customers in Chicago. PGL utilizes its storage and pipeline supply assets as a natural gas hub. This activity is regulated by FERC and consists of providing wholesale transportation and storage services in interstate commerce.

Strategic Overview

The focal point of PGL’s business plan is the creation of long-term value for Integrys and its shareholders and for PGL's customers through growth, operational excellence, asset management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services.

A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success. PGL believes the merger between a subsidiary of Integrys and PEC will help maintain and grow its regulated utility base.

Rate Case

On March 9, 2007, Integrys filed a request with the ICC to increase natural gas rates for PGL by $102.5 million for 2008. The proposed rate increase is required to allow PGL to recover its current cost of service and to earn a reasonable rate of return on its investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

PGL has also proposed four "riders" that would allow changes in costs to be passed through between rate cases. The four riders are:

•	a "decoupling" mechanism that would allow PGL to adjust rates going forward to recover or refund the difference between actual recovered non-gas cost revenue and authorized non-gas cost revenue;
•	a mechanism to recover the return on and return of capital investment in excess of historical capital investment associated with accelerating the replacement of cast iron main;
•	a mechanism to recover the gas cost portion of uncollectible expense based on current gas prices; and
•	a mechanism to recover $6.4 million of energy efficiency costs under a program to be approved by the ICC.

PGL is also seeking modifications of tariffs, primarily to reflect current operating conditions in the transportation service riders.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 6, 2008. Testimony of the various parties will be filed during the summer of 2007 with hearings scheduled for the second and third weeks of September 2007.

RESULTS OF OPERATIONS

First Quarter 2007 Compared with First Quarter 2006

Overview of Operations

Net income was $28.5 million for the three-month period ended March 31, 2007, compared to $7.6 million for the three-month period ended March 31, 2006. Results for the three-month period ended March 31, 2006, were negatively impacted by a pre-tax charge adjustment of $28.4 million related to the settlement of gas charge proceedings for fiscal years 2001 through 2004. Due to a number of factors, including seasonality of PGL's businesses and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

Revenues for the three-month period ended March 31, 2007 decreased $6.0 million compared with the same year-ago period. The decrease was due to the impact on revenues of lower natural gas prices (approximately $79 million) that are recovered on a dollar-for-dollar basis and lower weather-normalized demand (approximately $4 million). Natural gas costs were 16.0% lower (on a per-unit basis) during the quarter ended March 31, 2007, compared to the same quarter in 2006. Following regulatory practice, changes in the total cost of natural gas are passed on to customers. These results were partially offset by the impact on revenues of increased deliveries due to weather (approximately $82 million) that was 14.2% colder compared with the same year-ago period and a reduction in revenues in the prior year’s quarter of $2.8 million resulting from the impact of the change in the regulatory treatment of Hub revenues due to the gas charge settlement.

PGL's margin increased $20.5 million (13.9%) for the quarter ended March 31, 2007, compared to the same quarter in 2006, primarily due to the impact of increased deliveries due to weather (approximately $10 million) that was 14.2% colder compared with the same year-ago period and an increase in revenues related to increased utility environmental costs of $8.7 million recovered through the utility's rate mechanism. These costs are related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9 of the Condensed Notes to Financial Statements for further discussion). A similar expense amount is included in operating and maintenance expenses, therefore this increase in margin does not affect operating income.

See Notes 1 and 3 of the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

PGL’s results of operations for the quarters ended March 31 are shown in the following table:

	Three Months Ended March 31,
PGL Results (Millions)	2007	2006	Change

Revenues	$627.1	$633.1	-0.9%
Purchased gas costs	458.7	485.2	-5.5%
Margins	$168.4	$147.9	13.9%

Throughput in therms
Residential	431.0	380.6	13.2%
Commercial and industrial	84.2	76.2	10.5%
Transport	305.5	269.5	13.4%
Total sales in therms	820.7	726.3	13.0%

Weather
Heating degree days - actual	3,131	2,741	14.2%

Operating Expenses

	Three Months Ended March 31,
PGL's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$98.5	$82.0	20.1%
Gas charge settlement	--	28.4	-100.0%
Depreciation and amortization	14.5	14.0	3.6%
Taxes, other than income taxes	7.4	7.0	5.7%

Operating and Maintenance Expenses

Operating and maintenance expenses increased $16.5 million (20.1%), to $98.5 million during the first quarter of 2007, from $82.0 million during the first quarter of 2006, driven by the following:

•
Increased utility environmental costs of $8.7 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9 of the Condensed Notes to Financial Statements for further discussion). These costs are recovered through the utility's rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

•	Increased injuries and damages expense of $2.7 million.
•	Increased maintenance expense of $2.6 million.
•	Increased employee benefits expense of $2.1 million.
•	Increased outside consulting and legal services expense of $1.3 million.
•	Accrued expenses of $3.3 million related to the fiscal 2005 Gas Charge reconciliation case as discussed in Note 9 of the Condensed Notes to Financial Statements.
•	Decreased bad debt expense of $4.1 million due primarily to lower weather-normalized deliveries and lower natural gas prices, as well as improved credit and collection experience.

Gas Charge Settlement

In the three-month period ended March 31, 2006, PGL recorded a $28.4 million pretax charge related to a settlement of PGL's gas charge proceedings for 2001 through 2004 with the ICC, as discussed in Note 9 of the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the three-month period increased $0.5 million (3.6%) mainly due to the impacts of a higher year-over-year property, plant and equipment balance.

Taxes Other Than Income

Taxes other than income for the three-month period increased $0.4 million (5.7%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Three Months Ended March 31,
PGL’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$1.0	$1.0	0.0%
Interest expense	(7.7)	(7.1)	8.5%
Other (expense) income	$(6.7)	$(6.1)	9.8%

Interest Expense

Interest expense for the three-month period increased $0.6 million (8.5%) due to higher interest rates on higher amounts of short-term borrowing balances.

Provision for Income Taxes

Income tax expense for the three-month period increased $10.0 million primarily due to higher pretax income. The overall effective tax rates for the three-month periods ended March 31, 2007 and 2006 were 31.0% and 26.9%, respectively. The effective tax rate differs from the federal tax rate of 35% primarily due to the effect of state income taxation, offset by the permanent tax effects of employee benefit-related deductions.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to capital markets, and borrowing capacity (intercompany and third-party) made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies.

Cash Flows Variations

The following is a summary of cash flows for PGL:

(Millions)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net cash provided by (used in) operating activities	$75.5	$170.6
Net cash provided by (used in) investing activities	$(18.3)	$(7.9)
Net cash provided by (used in) financing activities	$(57.2)	$(127.1)

Operating Cash Flows

Cash provided by operating activities decreased for the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets and other receivables exclude certain noncash transactions (primarily the effects of MTM accounting). For the three-month period ended March 31, 2007, balance sheet changes in intercompany assets/liabilities of PGL exclude the noncash effects of derivative activity previously conducted on its behalf by PEC.

Investing Cash Flows

Net cash used in investing activities increased primarily as a result of a decrease in the intercompany note receivable from NSG in 2006.

Financing Cash Flows

Net cash used in financing activities decreased primarily due to borrowings from NSG and the decrease in the retirement of commercial paper.

Credit Ratings

The current credit ratings for PGL have not changed since the filing of the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2006.

Balance Sheet Variations

Total assets at March 31, 2007 decreased $50.2 million compared to December 31, 2006, due to decreases in regulatory assets related primarily to MTM accounting for the utility gas costs hedging program) and a seasonal decrease in natural gas in storage, partially offset by a seasonal increase in customer receivables. The decrease in current liabilities was driven by a decrease in payables to related parties (made up largely of unrealized gains on derivatives contracted by PEC on behalf of PGL that are marked-to-market, and also due to the transfer of remaining contracts from PEC to PGL), the reduction of $80.3 million in short-term seasonal borrowings (partially offset by the movement of $50.0 million to current portion of long-term debt). These decreases were partially offset by seasonal increases in the temporary LIFO liquidation credit. PGL’s long-term liabilities and deferred credits did not change significantly. Total capitalization did not change significantly other than due to the movement of $50.0 million to current portion of long-term debt.

Total assets at March 31, 2007 increased $62.4 million compared to March 31, 2006 due to an increase in regulatory assets, related primarily to MTM accounting for the utility gas costs hedging program and the recognition of asset retirement obligations required under FIN 47 as of September 30, 2006. Also contributing to the increase in total assets at March 31, 2007 is an increase in net utility plant driven primarily by the adoption of FIN 47. These increases were partially offset by a decrease in cash and cash equivalents, a combined decrease in customer receivables and unbilled revenues due primarily to lower gas prices, and a decrease in prepaid pension costs due to the impact of adopting SFAS No. 158 at December 31, 2006. The decrease in current liabilities was driven by a decrease in payables to related parties (made up largely of unrealized gains on derivatives contracted by PEC on behalf of PGL that are marked-to-market, and also due to the transfer of some contracts from PEC to PGL) and a decrease in gas costs refundable to customers. These decreases were partially offset by the movement of $50.0 million to current portion of long-term debt. Long-term liabilities and deferred credits increased due to the recognition of asset retirement obligations under FIN 47 and due to the increase in pension and other postretirement benefits liabilities due to the impact of adopting SFAS No. 158 at December 31, 2006. These increases were partially offset by a decrease in the environmental remediation liability due to payment activity. Total capitalization increased due to a $53.9 million equity contribution by PEC to PGL, increased earnings since the gas charge settlement and a reduction in the accumulated other comprehensive loss (attributable to the elimination of the additional minimum pension liability as a result of increased plan funding and an increase in the discount rate). This activity was partially offset by the movement of $50.0 million to the current portion of long-term debt.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of PGL as of March 31, 2007.

	Payments Due by Period
			2008-	2010-	2012 and
(Millions)	Total	2007	2009	2011	Thereafter
Total debt	$502.0	$ -	$50.0	$50.0	$402.0
Estimated interest payments on debt	478.0	16.1	42.7	39.7	379.5
Operating leases	29.2	3.2	6.7	7.1	12.2
Purchase obligations	317.6	53.4	107.5	65.2	91.5
Total contractual cash obligations	$1,326.8	$72.7	$206.9	$162.0	$885.2

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $183.9 million at March 31, 2007 as the amount and timing of payments are uncertain. See Note 9 of the Condensed Notes to Financial Statements for more information about PGL’s environmental liabilities.

As of March 31, 2007, PGL had issued surety bonds totaling $0.2 million and has authorized the issuance of standby letters of credit by financial institutions totaling $0.1 million.

Capital Requirements

PGL makes large investments in capital assets. Net construction expenditures are expected to be $368 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for the pipe distribution system (primarily to replace cast iron and ductile iron mains) and underground gas storage facilities.

Capital Resources

As of March 31, 2007, PGL had committed credit facilities of $250 million, all of which were available. The PGL $250 million 5-year syndicated credit agreement expires in July 2010. The facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current level.

PGL has the ability to borrow up to $150 million from PEC and to loan to or borrow from NSG up to $50 million. As of March 31, 2007, there were no loans from PEC to PGL. As of March 31, 2007, there were loans of $27.5 million from NSG to PGL.

PGL's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. As of March 31, 2007, PGL was in compliance with all of the covenants under its lines of credit and other obligations. For the period 2007 through 2009, PGL plans to use internally generated funds net of forecasted dividend payments, debt financings and equity infusions to fund capital requirements. PGL plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and growth. Management believes PGL has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

Gas Charge Reconciliation Proceedings and Related Matters

For PGL, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the gas charge is examined by interested parties. (See Note 9 of the Condensed Notes to Financial Statements.)

In February 2004, a purported class action was filed against PEC, PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' gas charge reconciliation proceedings. (See Note 9 of the Condensed Notes to Financial Statements.)

Environmental Matters

PGL is conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 9 of the Condensed Notes to Financial Statements.)

Proposed Illinois Gross Receipts Tax

On March 7, 2007, Illinois' Governor, in his Budget Address, proposed replacing the corporate income tax with a gross receipts tax ("GRT"). Under this proposal, the GRT rate on goods would be 0.85% and the rate on services would be 1.95%; the GRT would not apply to businesses with sales of less than $2 million. It is not clear which rate PGL would be subject to. The tax would take effect on January 1, 2008, and the first full year of implementation would be the tax/calendar year 2008. During this period, businesses would receive a 100% credit against corporate income taxes paid. The personal property replacement tax would remain intact and continue to apply to partnerships and corporations. It is unclear how existing Illinois net operating losses and Illinois corporate income tax credits will apply to the GRT. The proposed tax would require unitary filings only with members who have Illinois nexus and allow intercompany eliminations among these members only.

Service Company

As part of the regulatory approval process for the merger with PEC, Integrys agreed to formally propose the formation of a centralized service company to provide administrative support primarily to the Integrys six regulated utilities, which includes PGL and NSG. This includes services such as Legal, Accounting and Finance, Environmental, Information Technology, Purchasing and Warehousing, Human Resources, Administrative Services (e.g. Real Estate, Printing, etc.), Regulatory, Gas Services, and Gas Supply. In addition, some of these services will also be provided to the Integrys nonregulated companies. The creation of a centralized service company will require Integrys' subsidiaries to move many of the employees supporting these functions into the new service company, including employees from PEC and PGL. Certain assets will also be transferred by Integrys' subsidiaries to the service company. Integrys has 120 days from the February 21, 2007 merger closing date (until June 21, 2007) to file for approval of its service company plan with the Public Service Commission of Wisconsin and ICC, and related filings will also be made with the Michigan Public Service Commission and Minnesota Public Utility Commission. The requested approvals will relate to and include the categories of services to be delivered by the service company, the contracts and arrangements governing the provision of such inter-company services, and the methodologies for allocating the costs for these services to Integrys' subsidiaries who use these services. The required regulatory approvals or waivers will be requested such that the service company can become operational as early as January 1, 2008.

CRITICAL ACCOUNTING POLICIES

See the MD&A in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006 for a detailed discussion of PGL’s critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, Provision for Uncollectible Accounts, and Depreciation and Amortization.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PGL has potential market risk exposure related to commodity price risk. Exposure to commodity price risk results from the impact of market fluctuations on the prices of natural gas used by PGL in operations. PGL has risk management policies in place to monitor and assist in controlling this risk and uses derivative instruments to manage some of these exposures.

Commodity Price Risk

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts related to PGL company-use gas during the three-month periods ended March 31, 2007 and 2006. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally, these cash flow hedge contracts are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated cost of purchases in earnings), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Other than as described below, PGL's market risks have not changed materially from the market risks reported in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006

	Cash Flow Hedges
(Millions)	2007	2006
Value of contracts outstanding at January 1	$(1.5)	$(0.6)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(0.6)	(0.8)
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	0.1	(0.5)
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	0.6	(1.3)
Value of contracts outstanding at March 31	$(0.2)	$(1.6)

The change in the value of derivative contracts outstanding for the three-month period ended March 31, 2007 was due to the settlement of contracts at net realized losses and the impact of increases in the forward price curve of natural gas during this same period.

The following table is a summary of the fair market value of PGL's natural gas swaps (commodity derivatives). Valuations are based on the NYMEX closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

(Fair Value amounts in thousands)
Maturity	Volumes (Mmbtu's)	Fair Value
Less than 1 Year	720,000	$(148.5)
1 - 3 Years	60,000	(19.7)
	780,000	$(168.2)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, PGL's management, including PGL's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of PGL's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation, PGL’s disclosure controls and procedures were effective in accumulating and timely alerting management to information relating to PGL as appropriate to allow timely decisions regarding required disclosure to be included in PGL's periodic Securities and Exchange Commission filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes In Internal Control

Other than the merger between a subsidiary of Integrys and PEC discussed below, there were no changes in PGL's internal control over financial reporting during the three-month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, PGL's internal control over financial reporting.

Effective February 21, 2007, the merger mentioned above was consummated. Integrys is in the process of integrating PEC's operations and has included PEC's activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Notes 1, 3, 12 and 13 of the Condensed Notes to Financial Statements for additional information related to the merger.

Part II - Other Information

Item 1. Legal Proceedings

See Note 9 of the Condensed Notes to Financial Statements - for discussions pertaining to environmental matters and other events and proceedings and for matters pertaining to proceedings at the ICC regarding the prudency of gas costs recovered by PGL through the Gas Charge, which note is incorporated herein by reference.

Item 1A. Risk Factors

There were no material changes to the risk factors pertaining to PGL as presented in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

Item 6. Exhibits

Exhibit
Number	Description of Document

12	The Peoples Gas Light and Coke Company Ratio of Earnings to Fixed Charges

31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for The Peoples Gas Light and Coke Company

31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for The Peoples Gas Light and Coke Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for The Peoples Gas Light and Coke Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, The Peoples Gas Light and Coke Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company

Date: May 9, 2007	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

THE PEOPLES GAS LIGHT AND COKE COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit
Number	Description of Document

12	The Peoples Gas Light and Coke Company Ratio of Earnings to Fixed Charges

31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for The Peoples Gas Light and Coke Company

31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 The Peoples Gas Light and Coke Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for The Peoples Gas Light and Coke Company