Form 10-Q
period 2007-06-30
PEOPLES GAS LIGHT & COKE CO
filed 2007-08-09
CIK 77388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 25,357,566 shares of common stock, without par value, outstanding at July 31, 2007, all of which were held, beneficially and of record, by Peoples Energy Corporation.

THE PEOPLES GAS LIGHT AND COKE COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

EXHIBIT INDEX		39

3.1	Amendment to By-Laws adopted May 17, 2007.

3.2	By-Laws of The Peoples Gas Light and Coke Company, as amended and restated May 17, 2007.

12	The Peoples Gas Light and Coke Company Ratio of Earnings to Fixed Charges

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for The Peoples Gas Light and Coke Company

Commonly Used Acronyms

AG	Illinois Attorney General
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
LIFO	Last-in, first-out
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGUC	Michigan Gas Utilities Corporation (a wholly-owned subsidiary of Integrys Energy Group, Inc.)
MTM	Mark-to-market
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PCB	Polychlorinated biphenyl
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WPSC	Wisconsin Public Service Company (a wholly-owned subsidiary of Integrys Energy Group, Inc.)

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
•
The impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, changes in environmental, tax and other laws and regulations to which PGL and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, proceedings concerning the prudence review of PGL’s gas purchases and costs actually incurred;

•	The credit ratings of PGL could change in the future;
•	Resolution of audits or other tax disputes with the Internal Revenue Service, Illinois state revenue agencies or other taxing authorities;
•	The effects, extent and timing of additional competition or regulation in the markets in which PGL operates;
•	The impact of fluctuations in commodity prices, interest rates and customer demand;
•	The effectiveness of PGL’s derivative instruments and hedging activities and their impact on its future results of operations;
•	Available sources and costs of natural gas;
•	Investment performance of employee benefit plan assets;
•	Advances in technology;
•	Effects of and changes in political, legal and economic conditions and developments in the United States and Illinois;
•	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
•	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas), interest rates and counter-party credit;
•	Weather and other natural phenomena, in particular the effect of weather on natural gas sales;
•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
•	Other factors discussed elsewhere herein and in other reports filed by PGL and/or Integrys from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006

Gas operating revenues	$225.8	$173.8	$852.9	$806.9
Operating expenses
Gas purchased for resale	137.4	91.4	596.1	576.6
Operating and maintenance expenses	68.4	62.9	166.9	144.9
Gas charge settlement	23.0	-	23.0	28.4
Depreciation and amortization	15.5	14.5	30.0	28.5
Taxes, other than income taxes	6.5	6.3	13.9	13.3
Operating income (loss)	(25.0)	(1.3)	23.0	15.2

Miscellaneous income	1.1	1.6	2.1	2.5
Interest expense	(6.7)	(6.3)	(14.4)	(13.3)
Other (expense) income	(5.6)	(4.7)	(12.3)	(10.8)

Income (loss) before taxes	(30.6)	(6.0)	10.7	4.4
Income tax expense (benefit)	(10.8)	(2.6)	2.0	0.2
Net Income (Loss)	$(19.8)	$(3.4)	$8.7	$4.2

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30,	December 31,	June 30,
(Millions)	2007	2006	2006
Assets
Current assets
Cash and cash equivalents	$-	$-	$75.3
Customer and other receivables, net of reserves of $39.0, $29.1 and $44.3
at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	171.0	169.1	141.2
Receivables from related parties	2.5	5.1	3.6
Accrued unbilled revenues	25.1	97.7	22.2
Natural gas in storage, at last-in, first-out cost	58.2	89.4	58.1
Materials and supplies, at average cost	9.5	9.0	9.2
Regulatory assets	75.6	153.2	85.5
Assets from risk management activities	3.4	1.6	3.0
Deferred income taxes	30.2	22.6	13.2
Prepayments and other	2.9	5.3	2.3
Total current assets	378.4	553.0	413.6
Property, plant, and equipment, net of accumulated depreciation of $978.7, $958.1, and
$936.5 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	1,428.8	1,421.3	1,377.3
Noncurrent regulatory assets	720.6	464.2	254.2
Investments and other assets	19.2	16.9	35.5
Prepaid pension costs	79.4	78.2	154.0
Long-term assets from risk management activities	0.5	0.1	-
Total assets	$2,626.9	$2,533.7	$2,234.6

Liabilities and Capitalization
Current liabilities
Current portion of long-term debt	$50.0	$-	$-
Short-term debt	3.6	80.3	-
Accounts payable	157.2	193.6	155.0
Payables to related parties	45.9	94.4	74.1
Current liabilities from risk management activities	33.0	31.9	-
Gas costs refundable through rate adjustments	14.7	13.5	47.7
Customer deposits	32.9	33.4	33.5
Customer credit balances	25.1	69.6	48.1
Other deposits	19.5	11.2	11.0
Accrued interest and taxes	31.6	65.0	30.5
Temporary LIFO liquidation credit	30.3	-	49.1
Other	13.6	14.6	14.2
Total current liabilities	457.4	607.5	463.2
Long-term liabilities and deferred credits
Deferred income taxes	338.3	346.1	352.5
Deferred investment tax credits	23.0	23.2	23.2
Noncurrent regulatory liabilities	0.9	0.9	-
Environmental remediation liability	453.8	193.6	215.9
Pension and postretirement benefit obligations	119.1	111.5	73.7
Long-term liabilities from risk management activities	0.4	0.2	-
Asset retirement obligations	95.1	92.4	-
Other	32.8	7.3	6.6
Total long-term liabilities and deferred credits	1,063.4	775.2	671.9
Commitments and contingencies
Capitalization
Common stock equity	654.9	649.8	598.3
Long-term debt	451.2	501.2	501.2
Total capitalization	1,106.1	1,151.0	1,099.5
Total liabilities and capitalization	$2,626.9	$2,533.7	$2,234.6

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			June 30,	December 31,	June 30,
(Millions, except share amounts)			2007	2006	2006

Long-term debt
First and refunding mortgage bonds
Series		Year Due
HH	4.75%	2030	$ 50.0	$ 50.0	$ 50.0
KK	5.00%	2033	50.0	50.0	50.0
LL	3.05%	2033	50.0	50.0	50.0
MM-2	4.00%	2010	50.0	50.0	50.0
NN-2	4.625%	2013	75.0	75.0	75.0
QQ	4.875%	2038	75.0	75.0	75.0
RR	4.30%	2035	50.0	50.0	50.0

Adjustable rate refunding mortgage bonds
Series		Year Due
OO		2037	51.0	51.0	51.0
PP		2037	51.0	51.0	51.0
Total first and refunding mortgage bonds			502.0	502.0	502.0
Unamortized discount on long-term debt, net			(0.8)	(0.8)	(0.8)
Total			501.2	501.2	501.2
Current portion			(50.0)	-	-
Total long-term debt			451.2	501.2	501.2

Common stock equity
Common stock, without par value—
Authorized 40,000,000 shares
Outstanding 25,357,566, 25,357,566 and 25,033,566 shares, respectively			219.2	219.2	186.8
Accumulated other comprehensive loss			(0.5)	(1.2)	(22.4)
Retained earnings			436.2	431.8	433.9
Total common stock equity			654.9	649.8	598.3
Total capitalization			$ 1,106.1	$ 1,151.0	$ 1,099.5

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30,
(Millions)	2007	2006

Operating Activities:
Net income (loss)	$8.7	$4.2
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	32.3	30.7
Deferred income taxes and investment tax credits—net	(12.7)	4.8
Gas charge settlement expense	23.0	10.7
Pension funding less than expense	5.6	(10.4)
Other adjustments	(1.0)	3.4
Net changes in:
Receivables—net	77.6	242.0
Receivables from related parties	2.6	1.9
Gas in storage	31.2	38.4
Gas costs recoverable/refundable through rate adjustments	1.2	55.0
Accounts payable	(36.4)	(96.2)
Payables to related parties	2.0	(1.9)
Accrued interest	-	0.4
Accrued taxes	(33.3)	(31.0)
Temporary LIFO liquidation	30.3	38.5
Customer credit balances	(44.4)	7.1
Gas charge settlement liability	-	(87.7)
Other	10.2	6.9
Net cash provided by (used in) operating activities	96.9	216.8

Investing Activities:
Capital spending	(43.2)	(40.7)
Proceeds from sale of assets	-	1.4
Intercompany note receivable	-	9.9
Other	0.2	1.8
Net cash provided by (used in) investing activities	(43.0)	(27.6)

Financing Activities:
Retirement of commercial paper	(76.7)	(120.0)
Intercompany loan payable	27.1	-
Dividends paid on common stock	(4.3)	(15.4)
Issuance of common stock	-	21.5
Net cash provided by (used in) financing activities	(53.9)	(113.9)

Net increase (decrease) in cash and cash equivalents	-	75.3
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$75.3

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

Effective February 21, 2007, the previously announced merger between a wholly-owned subsidiary of Integrys and PEC was consummated (the "PEC merger"). PGL is wholly-owned by PEC. Effective with the merger, PGL adopted the financial statement presentation policies of Integrys.  Certain items previously reported for the prior periods have been reclassified to conform to the presentation in the current period:

Condensed Consolidated Statements of Income:

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

Condensed Consolidated Statements of Cash Flows:

Changes in accounting overdraft cash balances within net changes in accounts payable are presented as an operating activity rather than as a financing activity.

Changes in margin account balances as part of deposits with a broker are presented as an operating activity rather than as an investing activity.

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

As previously disclosed in the combined PEC, PGL and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006 to December 31, 2006, PGL changed its fiscal year end from September 30 to December 31.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the PGL Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(Millions)	2007	2006
Cash paid for interest	$13.6	$11.6
Cash paid for income taxes	$31.8	$2.9

Under PGL's cash management practices, accounting overdraft cash balances of $15.9 million, $6.8 million, and $11.9 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively, were reclassified to accounts payable.

NOTE 3--REVENUE RECOGNITION

Natural gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These pass-through taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The revenues presented on the Condensed Consolidated Statements of Income exclude the billings to customers for these pass-through taxes.  For the three-and six-month periods June 30, 2006, PGL previously reported most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes were included in revenues, and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes was included in taxes, other than income taxes on the statement of income. In connection with the PEC merger, beginning with the quarter ended March 31, 2007, PGL adopted the accounting policy of excluding such pass-through taxes from both revenues and taxes, other than income taxes.  Revenue tax amounts excluded from revenues and taxes, other than income taxes for the three-and six-month periods ended June 30, 2006 were $16.8 and $77.9 million, respectively.

NOTE 4--GAS IN STORAGE

PGL prices storage injections at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  Due to seasonality requirements, PGL expects interim reductions in LIFO layers to be replenished by year end.

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

The MTM asset (liability) value of the above contracts for PGL at June 30, 2007, December 31, 2006, and June 30, 2006 was $(29.1) million, $(113.6) million, and $(58.9) million, respectively.

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

No amounts from PGL cash flow hedges were determined to be ineffective for the three-and six-month periods ended June 30, 2007 and 2006.  The portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next twelve months is $(0.3) million.  The maximum term of accumulated other comprehensive income (loss) expected to be reclassified is 70 months.

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

	Assets			Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Millions)	2007	2006	2006	2007	2006	2006

Commodity contracts	$3.8	$(5.4)	$3.5	$33.4	$109.7	$63.9

Balance Sheet Presentation
Current
Assets/liabilities from risk management activities	$3.4	$1.6	$3.0	$33.0	$31.9	$-
Other receivables	(0.1)	(7.1)	0.5	-	-	-
Payable to related parties	-	-	-	-	74.5	63.9
Total current	$3.3	$(5.5)	$3.5	$33.0	$106.4	$63.9

Long-term
Assets/liabilities from risk management activities	$0.5	$0.1	$-	$0.4	$0.2	$-
Payable to related parties	-	-	-	-	3.1	-
Total long-term	0.5	0.1	-	0.4	3.3	-
Total	$3.8	$(5.4)	$3.5	$33.4	$109.7	$63.9

NOTE 6--LONG-TERM DEBT

The $50 million 3.05% Series LL bonds which will mature February 1, 2033, were originally issued in 2003 in a term mode and for a 5 year period. PGL is obligated to purchase any such bonds tendered if they cannot be remarketed. Therefore, these bonds are subject to a mandatory tender for purchase for remarketing on February 1, 2008.  These bonds are presented on the PGL balance sheet at June 30, 2007 as current maturities of long-term debt.

NOTE 7--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” ("SFAS No. 143"), and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), PGL has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets.  PGL identified asset retirement obligations primarily related to distribution pipe removal (including asbestos and PCBs in pipes), asbestos and PCBs in buildings and removal of above ground storage tanks.  In accordance with SFAS No. 71, PGL establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FIN 47 and the rate making practices for retirement costs authorized by the ICC.  All asset retirement obligations are recorded as other long-term liabilities on the balance sheet of PGL.

The following table shows all changes to the asset retirement obligation liabilities of PGL.

(Millions)
Asset retirement obligations at December 31, 2006	$92.4
Accretion	2.7
Asset retirement obligations at June 30, 2007	$95.1

NOTE 8--INCOME TAXES

The effective tax rates were 35.4% and 44.4% for the three-month periods ended June 30, 2007 and 2006, respectively, and 18.5% and 3.4% for the six-month periods ended June 30, 2007 and 2006, respectively. PGL's provision for income taxes is calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting" ("APB 28"). The accounting rules for interim income taxes require that the year-to-date tax provision or benefit for ordinary income or loss be based on the expected annual effective tax rate for ordinary income or loss. At June 30, 2007, the expected annual effective tax rate for all items of income or loss for the year was 25.4% and the expected annual effective tax rate for ordinary income or loss was 32.4%. For the three-month periods ended June 30, 2007 and 2006, the effective tax rate differs from the federal tax rate of 35% primarily due to the effect of state income taxation offset by the permanent tax effects of employee benefit-related deductions. For the six-month period ended June 30, 2007 the 18.5% effective tax rate differs from the federal tax rate of 35% primarily due to the impact of applying an approximate 40% composite statutory tax rate to the $23 million Gas Charge settlement  (as discussed in Note 9) while a larger level of ordinary pretax income (excluding the $23 million charge) is taxed at a lower effective tax rate. The effective income tax rate for the first six months of calendar 2006 was not meaningful given the low level of pre-tax income.

Effective January 1, 2007, PGL adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The cumulative effect of adopting FIN 48 was an increase of less than $0.1 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, the amount of unrecognized tax benefits was $2.8 million. No unrecognized tax benefits would affect PGL's effective tax rate if recognized in subsequent periods. At the beginning of 2007, approximately $2.6 million of liability was accrued for the possible payment of interest and penalties related to uncertain tax positions.

PGL records penalties and accrued interest related to uncertain tax positions in income tax expense.

PGL files income tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions. With a few exceptions (major exceptions listed below), PGL is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2002.

•	Illinois Department of Revenue – PGL has agreed to extensions of the statutes of limitations for assessing tax for tax years covering 2001-2004.
•	United States Internal Revenue Service – PGL has agreed to statute extensions for tax years covering 1999-2003.

PGL has closed examinations for the following major jurisdictions for the following tax years:

•
United States Internal Revenue Service – PGL has a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but PGL has protested one issue from the agent's report and has been sent to IRS appeals for potential resolution.

PGL has open examinations for the following major jurisdictions for the following tax years:

•	United States Internal Revenue Service – PGL has an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – PGL has an open examination for the 2001-2006 tax years.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

PGL has obligations at June 30, 2007 related to natural gas supply and transportation contracts with total estimated demand payments of $294.1 million through 2017. PGL expects to recover these costs in future customer rates. Additionally, PGL has contracts to sell natural gas to customers.

PGL also has commitments in the form of purchase orders issued to various vendors totaling $10.1 million at June 30, 2007.

Environmental

Former Manufactured Gas Plant Sites
PGL, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, PGL might be required to undertake remedial action with respect to some of these materials. PGL is addressing these sites under a program supervised by the IEPA. As discussed below, PGL transferred certain of these sites to a program administered by the EPA.

PGL is addressing 29 manufactured gas plant sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Remediations have been completed at all or portions of nine of these 25 sites. PGL has determined that remediations are not required at three of these 25 sites.

In June 2007, PGL transferred 11 of its largest manufactured gas plant sites which were being addressed under IEPA supervision to the EPA’s Superfund removal program (with the intent that they will eventually be transferred to the EPA Superfund Alternative Sites Program).  Under the EPA's programs, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

WPSC, MGUC, PGL and NSG are coordinating the investigation and the cleanup of the Wisconsin, Illinois and Michigan manufactured gas plant sites under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

In 2004, the owners, River Village West LLC ("River Village West"), of a property in the vicinity of the former Pitney Court Station filed suit against PGL in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al. v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing PGL to remediate the site.  In December 2005, PGL and the plaintiffs settled and the litigation has been dismissed with prejudice.  Pursuant to the terms of the settlement agreement, PGL agreed to remediate the site and to investigate and, if necessary, remediate sediments in the area of the Chicago River adjacent to the site.

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

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case. In June 2007, PGL filed a motion to dismiss, or in the alternative stay, the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA-administered program referenced above.

PGL estimated the future undiscounted investigation and cleanup costs for remaining work to be done at all of the Illinois  manufactured gas plant sites (i.e., those being addressed by both the IEPA and the EPA) as of June 30, 2007 to be approximately $453.8 million.  This represents a substantial increase from previous estimates. Effective with the current quarter ended June 30, 2007, this estimate takes into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program and (2) is based on assumptions and calculation methodology consistent with that used by WPSC in determining its investigative and cleanup costs for manufactured gas plant sites.  PGL may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damages.

PGL intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time. PGL is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year. The related regulatory asset (stated in current year dollars), representing unrecovered costs (both incurred to date and estimated future costs) was $492.3 million at June 30, 2007. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

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

Pursuant to the Agreement, PGL also paid $4.8 million jointly to Chicago and the AG in 2006.  PEC also agreed to pay up to $5 million per year over the next five years (the "Subsequent Payments") towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the "Conservation Programs"). The five Subsequent Payments of up to $5 million will be paid based upon Conservation Programs to be developed by Chicago and/or the AG.  PGL will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.  In July 2007, PGL received an itemized estimated cost and request for payment from Chicago in the amount of $4.6 million to fund multiple programs for the remainder of 2007, covering weatherization and residential energy assistance, weatherization fairs and education campaigns, alternative technology and energy efficiency. PGL management has concluded that this estimated cost and request for payment constitutes sufficient evidence that Chicago has established or is taking steps to develop valid Conservation Programs as required under the Agreement and that it is probable Chicago will request similar levels of annual funding through 2011 (Chicago made no allowance for a partial year in its request for payment for 2007). Consequently, PGL recorded a $23 million liability and related charge to earnings in the quarter ended June 30, 2007 for Subsequent Payments representing its portion of the $25 million in total Subsequent Payments. Of this amount, $18.4 million is included in other long-term liabilities and $4.6 million is included in other current liabilities. The remaining $2 million of the $25 million in total Subsequent Payments represents NSG's portion.

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

Pursuant to the Agreement PGL agreed to implement recommendations proposed by the ICC’s staff and the intervenors to conduct internal and external audits of their gas procurement practices.  A gas supply management audit performed by a consulting firm retained by the ICC is in progress.  No findings or recommendations have yet been communicated.

PGL also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas Hub (as defined herein) services as an offset to utility customers’ gas charges and to account for such revenues received from gas Hub services in the same manner in all future gas charges.

A $103.0 million charge was allocated to PGL in accordance with the orders. In anticipation of the March 28, 2006 orders from the ICC, PGL recorded estimated Gas Charge settlement costs for the three-month period ended December 31, 2005 of $74.7 million.  As a result, a $28.4 million additional adjustment to the Gas Charge settlement was recorded in the three month period ended June 30, 2006.  Accrued liabilities totaling $11.5 million at June 30, 2007 represent 2005 Hub revenue and related interest that will be refunded to customers pending close of the ICC's review of 2005 Gas Charge reconciliation case and are included in the Condensed Consolidated Balance Sheets under the caption other under current liabilities.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and are not believed to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future Gas Charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005 and PGL filed direct testimony.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect this case, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ gas charges.  The ICC staff and intervenor direct testimony was filed January 18, 2007.  The ICC staff's witnesses recommended a disallowance for PGL of approximately $22.2 million, of which $10.7 million is the amount of Hub revenues that PGL previously testified it would refund to customers (and was included as part of the Gas Charge settlement expensed through June 30, 2006).  An intervenor witness (on behalf of the Citizens Utility Board and Chicago) recommended a disallowance of approximately $11.5 million for PGL.  The majority of the proposed disallowances, other than the Hub revenues, are for a one-time adjustment by PGL to transportation customers’ bank (storage) gas liability balances. PGL filed its rebuttal testimony on February 22, 2007, and the ICC staff and intervenors filed their rebuttal testimony on April 25, 2007. In their rebuttal testimony, the ICC staff's witnesses reduced their recommended disallowance to about $20.5 million.  Management cannot predict the outcome of these cases but has recorded liabilities at June 30, 2007 associated with the $11.5 million related to 2005 Hub revenues and $3.5 million primarily related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which PGL stated in its rebuttal testimony it is not contesting. Both amounts are inclusive of accrued interest.

The record in this case was marked heard and taken on May 30, 2007, and briefing will conclude in August 2007, after which the administrative law judges will prepare a proposed order.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  PGL filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by PGL's move to a calendar year reconciliation period.  PGL's direct testimony is due October 17, 2007.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007. There is a status hearing in the consolidated case in September 2007.

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

Based upon the settlement and dismissal of PGL's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006 granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases). The plaintiffs filed a third amended complaint and a motion for class certification and on April 25, 2007, the court denied, without prejudice, plaintiffs’ motion for class certification. On June 29, 2007, PEC filed a motion to dismiss the proceeding for failure to join a necessary party. Plaintiffs filed an amended complaint on July 11, 2007. Subsequently, PEC's motion to delay responding to the amended complaint until the court rules on the motion to dismiss was granted. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Corrosion Control Inspection Proceeding

State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On November 3, 2006, PGL and all intervening parties filed a stipulation to settle the ICC proceeding, and the ICC staff separately filed in support of the stipulation.  The ICC entered an order approving the stipulation on December 20, 2006.  Under the stipulation, PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance and hold meetings with Chicago to exchange information. This order resolves only the ICC proceeding and does not constitute a release of any other potential actions outside of the ICC proceeding.  PGL recorded a liability of $1 million in September of 2006 associated with the settlement.  On March 27, 2007, the $1 million payment was tendered to the State of Illinois. With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC staff and PGL began the investigation process during the second quarter of 2007.

On May 16, 2006, the AG served a subpoena requesting documents relating to PGL’s corrosion inspections.  PGL’s counsel has met with representatives of the AG’s office and provided documents relating to the subpoena.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

On July 10, 2006, the U.S. Attorney for the Northern District of Illinois served a grand jury subpoena on PGL requesting documents relating to PGL’s corrosion inspections.  PGL’s counsel has met with the U.S. Attorney’s office and provided documents relating to corrosion inspections.  Management cannot predict the outcome of this investigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including PGL, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits.  PGL filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC. On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court. PGL intends to respond by filing a motion to dismiss. A status hearing is set for August 16, 2007. PGL continues to believe it has meritorious defenses and intends to vigorously defend against the class action lawsuit.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Technology License

PGL has purchased a license under the patent portfolio held by Ronald A. Katz Technology Licensing, L.P. and licensed through its affiliate, A2D, L.P.  This non-exclusive license covers services offered by PGL in the energy and utility service fields of use including customer service delivery through automated systems and live agents.  The terms of the license are confidential and will not have a material adverse impact on PGL's financial position or results of operations.

Property Taxes

PGL is currently disputing property tax assessments in Harrison County, Texas in connection with gas PGL stores pursuant to storage service agreements with Natural Gas Pipeline Company of America. This matter began in 2003 when the Harrison Central Appraisal District (“HCAD”) issued a Notice of Appraised Value to PGL providing that property allegedly owned by PGL was located in Harrison County and subject to property tax.  The HCAD issued similar notices for tax years 2004 through 2007. For each of these years, PGL filed an administrative protest to dispute the inclusion and/or valuation of property attributable to PGL.  Following adverse decisions by the Appraisal Review Board, PGL filed suit in state district court to review the decisions of the Appraisal Review Board for tax years 2003 through 2005. PGL has paid approximately $1.7 million in aggregate for tax years 2003 through 2006 under protest to proceed with its judicial review of the Appraisal Review Board’s orders. These amounts have been recorded as deferred charges on PGL’s balance sheet pending resolution of the matter. On June 1, 2007, the trial court entered a final judgment in favor of the HCAD and against PGL for tax years 2003 through 2005.  PGL believes it has good grounds to appeal and intends to appeal the trial court's decision. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this loss contingency.

NOTE 10--COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of other comprehensive income in addition to net income (loss).  Total comprehensive income includes all changes in equity during a period except those resulting from investments by PGL's shareholder and distributions to PGL's shareholder.  PGL’s total comprehensive income (loss) is:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2007	2006	2007	2006
Net income (loss)	$(19.8)	$(3.4)	$8.7	$4.2
Unrealized hedge gain (loss), net of tax of $0.1, $0, $(0.5) and $0.4	(0.2)	-	0.7	(0.6)
Total comprehensive income (loss)	$(20.0)	$(3.4)	$9.4	$3.6

The following table shows the changes to accumulated other comprehensive income (loss).

(Millions)
December 31, 2006 balance	$(1.2)
Unrealized hedge gain (loss)	0.7
June 30, 2007 balance	$(0.5)

NOTE 11--EMPLOYEE BENEFIT PLANS

The following table provides the components of PGL's share of net periodic benefit cost for benefit plans sponsored by PEC for the three-and six-month periods ended June 30, 2007 and 2006:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30, (Millions)	2007	2006	2007	2006
Service cost	$3.3	$3.5	$1.9	$1.4
Interest cost	5.8	5.1	1.7	1.3
Expected return on plan assets	(8.9)	(9.1)	(0.5)	(0.6)
Amortization of:
Net transition (asset)/obligation	-	-	0.3	0.2
Prior service cost	0.6	0.6	-	-
Net actuarial (gain)/loss	1.0	1.1	0.3	0.2
Net periodic benefit cost	1.8	1.2	3.7	2.5

Effect of lump sum settlements upon retirement	1.1	1.6	-	-
Net benefit cost	$2.9	$2.8	$3.7	$2.5

			Other Postretirement
	Pension Benefits		Benefits
Six Months Ended June 30, (Millions)	2007	2006	2007	2006
Service cost	$6.5	$7.0	$3.8	$2.7
Interest cost	11.6	10.2	3.5	2.7
Expected return on plan assets	(17.9)	(18.1)	(0.9)	(1.3)
Amortization of:
Net transition (asset)/obligation	-	-	0.5	0.5
Prior service cost	1.2	1.2	-	-
Net actuarial (gain)/loss	2.1	2.2	0.5	0.4
Net periodic benefit cost	3.5	2.5	7.4	5.0

Effect of lump sum settlements upon retirement	2.2	3.3	-	-
Net benefit cost	$5.7	$5.8	$7.4	$5.0

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  PGL follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" ("SFAS No. 88"), to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations ("PBO").  During the three- and six-month periods ended June 30, 2007 and 2006, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

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

The amount of pension and other postretirement benefit costs deferred as a net regulatory asset at June 30, 2007 was $115.9 million and $31.4 million, respectively. Deferred amounts are expected to be recovered in rates over the employees' average remaining service period.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  As of June 30, 2007, $0.5 million in contributions have been made. PGL anticipates making no additional contributions to its pension plans or its other postretirement benefits plans during the year ending December 31, 2007.

PGL has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines.  PGL matches a percentage of the employee contribution up to certain limits.  The cost of PGL's matching contribution to the plans totaled $0.6 million and $0.5 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $1.2 million and $1.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.

NOTE 12--REGULATORY ENVIRONMENT

Merger

The PEC merger was consummated effective February 21, 2007. PGL and NSG are wholly-owned by PEC.

On February 7, 2007, the ICC approved the merger by accepting an agreed upon order among the active parties to the merger case. The order included Conditions of Approval regarding commitments by the applicants to:

•	provide certain reports,
•	perform studies of the PGL gas system,
•	promote and hire a limited number of union employees in specific areas,
•	make no reorganization-related layoffs or position reductions within the PGL union workforce,
•	maintain PGL's operation and maintenance and capital budgets at recent levels,
•	file a plan for formation and implementation of a service company,
•	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
•	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the PGL storage gas inventory in connection with closing the merger.

The Conditions of Approval also include commitments with respect to the pending rate cases of PGL and NSG. These are the inclusion of merger synergy savings of $11.4 million at PGL in the proposed test year, the recovery of $6.2 million at PGL of the merger-related costs in the test year (reflecting recovery of $30.9 million for PGL of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of merger costs, for a maximum potential recovery of $44.9 million. PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs. At June 30, 2007, the regulatory asset balance representing PGL merger costs to be recovered totaled $4.0 million.

Rate Case

On March 9, 2007, PGL filed a request with the ICC to increase natural gas rates for PGL by $102.5 million for 2008. The proposed rate increase is required to allow PGL to recover its current cost of service and to earn a reasonable rate of return on its equity investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

In addition, PGL filed various rider mechanisms seeking modifications of tariffs, primarily to reflect current operating conditions in transportation service and to provide a rate design to recover more fixed costs from fixed charges.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed its direct testimony and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated. The ICC staff has proposed an increase of $53.2 million for PGL.  The return on common equity recommended by the ICC staff for PGL was 9.7%.  The ICC staff did not support the proposed riders, to address specific costs and revenues between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Intervenors also filed direct testimony on June 29, 2007 and July 3, 2007.  The ICC staff filed a motion on July 24, 2007, for leave to file supplemental direct testimony which seeks to add an adjustment reducing PGL's revenue requirement by approximately $3 million. The motion was granted on July 30, 2007. Rebuttal testimony from PGL was filed on July 27, 2007. In its rebuttal testimony, PGL decreased its requested revenue requirement to approximately $99 million.  Hearings are scheduled for September 10 through September 18, 2007 in Chicago.

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

Segments of Business	Gas		PGL
(Millions)	Utility(1)	Other(2)	Consolidated
Three Months Ended June 30, 2007
Revenues	$225.8	$-	$225.8
Operating expenses	250.8	-	250.8
Operating income	(25.0)	-	(25.0)
Net income	(19.8)	-	(19.8)

Three Months Ended June 30, 2006
Revenues	$173.8	$-	$173.8
Operating expenses	175.1	-	175.1
Operating income	(1.3)	-	(1.3)
Net income	(3.4)	-	(3.4)
Six Months Ended June 30, 2007
Revenues	$852.9	$-	$852.9
Operating expenses	829.9	-	829.9
Operating income	23.0	-	23.0
Net income	8.7	-	8.7

Six Months Ended June 30, 2006
Revenues	$806.9	$-	$806.9
Operating expenses	791.7	-	791.7
Operating income	15.2	-	15.2
Net income	4.1	0.1	4.2
(1) Includes only utility operations.
(2) Nonutility operations are included in the Other column. Amounts for all categories other than net income for the six months ended June 30, 2006, rounded to less than $0.1 million.

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

INTRODUCTION

PGL is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 824,000 residential, commercial and industrial retail sales and transportation customers in Chicago.  PGL utilizes its storage and pipeline supply assets as a natural gas hub ("Hub").  This activity is regulated by FERC and consists of providing wholesale transportation and storage services in interstate commerce.

Strategic Overview

The focus of PGL’s business plan is the creation of long-term value for Integrys and its shareholders and for PGL's customers through growth, operational excellence, asset management, and the continued emphasis on reliable, competitively priced, and environmentally sound natural gas services. A discussion of the essential components of PGL's business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base - A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to PGL's success.  PGL believes the merger between Integrys and PEC will help maintain and grow its regulated utility base. To this end, PGL continues to upgrade its gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and Integrys' shareholders.

Integrate Resources to Provide Operational Excellence - PGL is committed to integrating resources and finding the best, most efficient processes while maintaining any and all applicable regulatory and legal restrictions. Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed its customers' expectations, PGL will provide value to Integrys shareholders and PGL customers and assist in lowering costs for certain activities. PGL is optimally sourcing work and combining resources to achieve best practices in order to achieve operational excellence and sustainable value for PGL's customers and Integrys shareholders.

Place Strong Emphasis on Risk Management - PGL's risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business. Forward purchases and sales of natural gas allow for opportunities to secure prices in a volatile market.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services - PGL's mission is to provide customers with the best value in natural gas services. By effectively operating its gas distribution facilities, while maintaining or exceeding environmental standards, PGL is able to provide a safe, reliable, and value priced service to its customers. PGL concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.

•
PGL's website was recently named among the top 25 Web sites for small- to mid-size businesses in 2007 by E Source, an information services company based in Colorado that provides unbiased independent analysis of retail energy markets, services, and technologies.  This recognition demonstrates that PGL is focused on meeting customers' needs and providing services they value.

•	PGL manages its operations to minimize the impact it might have on the environment.

Rate Case

On March 9, 2007, PGL filed a request with the ICC to increase natural gas rates for PGL by $102.5 million for 2008. The proposed rate increase is required to allow PGL to recover its current cost of service and to earn a reasonable rate of return on its investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

PGL has also proposed four "riders" that would allow changes in costs to be passed through between rate cases.  The four riders are:

•	a "decoupling" mechanism that would allow PGL to adjust rates going forward to recover or refund the difference between actual recovered non-gas cost revenue and authorized non-gas cost revenue;
•	a mechanism to recover the return on, and return of capital investment in excess of historical capital investment associated with, accelerating the replacement of cast iron main;
•	a mechanism to recover the gas cost portion of uncollectible expense based on current gas prices; and
•	a mechanism to recover $6.4 million of energy efficiency costs under a program to be approved by the ICC.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed its direct testimony and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated. The ICC staff has proposed an increase of $53.2 million for PGL.  The return on common equity recommended by the ICC staff for PGL was 9.7%.  The ICC staff did not support the proposed riders to address specific costs and revenues between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Intervenors also filed direct testimony on June 29, 2007 and July 3, 2007. The ICC staff filed a motion, on July 24, 2007, for leave to file supplemental direct testimony which seeks to add an adjustment reducing PGL's revenue requirement by approximately $3 million. The motion was granted on July 30, 2007. Rebuttal testimony from PGL was filed on July 27, 2007. In its rebuttal testimony, PGL decreased its requested revenue requirement to approximately $99 million. Hearings are scheduled for September 10 through September 18, 2007 in Chicago.

RESULTS OF OPERATIONS

Second Quarter 2007 Compared with Second Quarter 2006

Overview of Operations

Net loss was $(19.8) million for the quarter ended June 30, 2007, compared to $(3.4) million for the quarter ended June 30, 2006. The net loss for the three-month period ended June 30, 2007, was due primarily to a $23.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 9 of the Condensed Notes to Financial Statements, which is not necessarily representative of PGL's ongoing business.  Due to a number of factors, including the seasonality of PGL's businesses and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

Revenues for the quarter ended June 30, 2007 increased $52.0 million (29.9%) compared with the same year-ago period.  The increase was due to the impact on revenues of increased deliveries due to weather (approximately $20 million) that was 9.7% colder compared with the same year-ago period, and the impact on revenues of higher natural gas prices (approximately $29 million) that are recovered on a dollar-for-dollar basis.  Natural gas costs were 35.0% higher (on a per-unit basis) during the quarter ended June 30, 2007 compared to the same quarter in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

PGL's margin increased $6.0 million (7.3%) for the quarter ended June 30, 2007, compared to the same quarter in 2006, primarily due to the impact of increased deliveries due to weather (approximately $2 million) that was 9.7% colder compared with the same year-ago period and an increase in revenues related to increased utility environmental costs of $3.7 million recovered through the utility's environmental rate recovery mechanism. These costs are related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9 of the Condensed Notes to Financial Statements for further discussion). A similar expense amount is included in operating and maintenance expenses, therefore this increase in margin does not affect operating income.

See Notes 1 and 3 of the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

PGL’s results of operations for the quarters ended June 30 are shown in the following table:

	Three Months Ended June 30,
PGL Results (Millions)	2007	2006	Change

Revenues	$225.8	$173.8	29.9%
Purchased gas costs	137.4	91.4	50.3%
Margins	$88.4	$82.4	7.3%

Throughput in therms
Residential	122.7	107.2	14.5%
Commercial and industrial	25.1	21.9	14.6%
Transport	127.7	118.1	8.1%
Total sales in therms	275.5	247.2	11.4%

Weather
Heating degree days - actual	677	617	9.7%

Operating Expenses

	Three Months Ended June 30,
PGL's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$68.4	$62.9	8.7%
Gas charge settlement	23.0	-	N/A
Depreciation and amortization	15.5	14.5	6.9%
Taxes, other than income taxes	6.5	6.3	3.2%

Operating and Maintenance Expenses

Operating and maintenance expenses increased $5.5 million (8.7%), to $68.4 million during the second quarter of 2007, from $62.9 million during the second quarter of 2006, driven by the following:

•	Increased maintenance expense of $3.9 million.
•
Increased utility environmental costs of $3.7 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9 of the Condensed Notes to Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Gas Charge Settlement

In the three-month period ended June 30, 2007, PGL recorded a $23.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 9 of the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended June 30, 2007, increased $1.0 million (6.9%) mainly due to the impacts of a higher year-over-year property, plant and equipment balance due primarily to capital expenditures for PGL's gas distribution system.

Taxes Other Than Income Taxes

Taxes other than income taxes for the quarter ended June 30, 2007, increased $0.2 million (3.2%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Three Months Ended June 30,
PGL’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$1.1	$1.6	(31.3)%
Interest expense	(6.7)	(6.3)	6.3%
Other (expense) income	$(5.6)	$(4.7)	19.1%

Miscellaneous Income

Miscellaneous income decreased $0.5 million (31.3%) due to declines in interest income.

Interest Expense

Interest expense for the three-month period increased $0.4 million (6.3%) due to higher interest rates on higher amounts of short-term borrowing balances.

Provision for Income Taxes

Income tax benefit for the quarter-ended June 30, 2007 increased $8.2 million primarily due to an increase in the loss before taxes due to the Gas Charge settlement.

The overall effective tax rates for the quarter ended June 30, 2007 and 2006 were 35.4% and 44.4%, respectively. The effective tax rate differs from the federal tax rate of 35% primarily due to the effect of state income taxation, offset by the permanent tax effects of employee benefit-related deductions.

Six Months 2007 Compared with Six Months 2006

Overview of Operations

Net income was $8.7 million for the six-month period ended June 30, 2007, compared to $4.2 million for the six-month period ended June 30, 2006. Results for the six-month period ended June 30, 2007, were negatively impacted primarily by a $23.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 9 of the Condensed Notes to Financial Statements. Results for the six-month period ended June 30, 2006, were impacted by a $28.4 million pretax charge related to a settlement of PGL's Gas Charge proceedings for 2001 through 2004 with the ICC.

Revenues for the six-month period ended June 30, 2007 increased $46.0 million compared with the same year-ago period.  These results reflected the impact on revenues of increased deliveries due to weather (approximately $96 million) that was 13.4% colder compared with the same year-ago period, partially offset by the impact on revenues of lower natural gas prices (approximately $50 million) that are recovered on a dollar-for-dollar basis.  Natural gas costs were 8.1% lower (on a per-unit basis) during the six-month period ended June 30, 2007 compared to the same period in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

PGL's margin increased $26.5 million (11.5%) for the six months ended June 30, 2007, compared to the same year-ago period in 2006, primarily due to the impact of increased deliveries due to weather (approximately $12 million) that was 13.4% colder compared with the same year-ago period and an increase in revenues related to increased utility environmental costs of $12.4 million recovered through the utility's environmental rate recovery mechanism. These costs are related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9 of the Condensed Notes to Financial Statements for further discussion). A similar expense amount is included in operating and maintenance expenses, therefore this increase in margin does not affect operating income.

See Notes 1 and 3 of the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

PGL’s results of operations for the six-month periods ended June 30 are shown in the following table:

	Six Months Ended June 30,
PGL Results (Millions)	2007	2006	Change

Revenues	$852.9	$806.9	5.7%
Purchased gas costs	596.1	576.6	3.4%
Margins	$256.8	$230.3	11.5%

Throughput in therms
Residential	553.7	487.9	13.5%
Commercial and industrial	109.3	98.1	11.4%
Transport	433.2	387.5	11.8%
Total sales in therms	1,096.2	973.5	12.6%

Weather
Heating degree days - actual	3,808	3,358	13.4%

Operating Expenses

	Six Months Ended June 30,
PGL's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$166.9	$144.9	15.2%
Gas charge settlement	23.0	28.4	(19.0)%
Depreciation and amortization	30.0	28.5	5.3%
Taxes, other than income taxes	13.9	13.3	4.5%

Operating and Maintenance Expenses

Operating and maintenance expenses increased $22.0 million (15.2%), to $166.9 million during the six- month period ended June 30, 2007, from $144.9 million during the same year-ago period of 2006, driven by the following:

•
Increased utility environmental costs of $12.4 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9 of the Condensed Notes to Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

•	Increased maintenance expense of $6.5 million.
•	Increased injuries and damages expense of $3.4 million.
•	Accrued expenses of $3.5 million related to the fiscal 2005 Gas Charge reconciliation case, as discussed in Note 9 of the Condensed Notes to the Financial Statements.
•	Decreased bad debt expense of $3.3 million due primarily to improved credit and collection experience.

Gas Charge Settlement

In the six-month period ended June 30, 2007, PGL recorded a $23.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 9 of the Condensed Notes to Financial Statements.

In the six-month period ended June 30, 2006, PGL recorded a $28.4 million pretax charge related to a settlement of PGL's Gas Charge proceedings for 2001 through 2004 with the ICC, as discussed in Note 9 of the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the six-month period ended June 30, 2007, increased $1.5 million (5.3%) mainly due to impacts of a higher year-over-year property, plant and equipment balance due primarily to capital expenditures for PGL's gas distribution system.

Taxes Other Than Income Taxes

Taxes other than income taxes for the six-month period ended June 30, 2007, increased $0.6 million (4.5%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Six Months Ended June 30,
PGL’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$2.1	$2.5	(16.0)%
Interest expense	(14.4)	(13.3)	8.3%
Other (expense) income	$(12.3)	$(10.8)	13.9%

Miscellaneous Income

Miscellaneous income decreased $0.4 million (16.0%) due to declines in interest income.

Interest Expense

Interest expense for the six-month period increased $1.1 million (8.3%) due to higher interest rates on higher amounts of short-term borrowing balances

Provision for Income Taxes

Income tax expense for the six-month period ended June 30, 2007 increased $1.8 million primarily due to higher pretax income. The overall effective tax rates for the six-month periods ended June 30, 2007 and 2006 were 18.5% and 3.4%, respectively. The accounting rules for interim income taxes require that the year-to-date tax provision or benefit for ordinary income or loss be based on the expected annual effective tax rate. At June 30, 2007, the expected annual effective tax rate for all items of income or loss for the year was 25.4% and the expected annual effective tax rate for ordinary income or loss was 32.4%. For the six-month period ended June 30, 2007 the 18.5% effective tax rate differs from the federal tax rate of 35% primarily due to the impact of applying an approximate 40% composite statutory tax rate to the $23 million Gas Charge settlement (as discussed in Note 9) while a larger level of pretax income (excluding the $23 million charge) is taxed at a lower effective tax rate. The effective income tax rate for the first six months of calendar 2006 was not meaningful given the low level of pre-tax income.

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

Cash Flows Variations

The following is a summary of cash flows for PGL:

(Millions)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net cash provided by (used in) operating activities	$96.9	$216.8
Net cash provided by (used in) investing activities	$(43.0)	$(27.6)
Net cash provided by (used in) financing activities	$(53.9)	$(113.9)

Operating Cash Flows

Cash provided by operating activities decreased for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements balance sheet changes in current deferred tax assets and other receivables exclude certain noncash transactions (primarily the effects of MTM accounting).  For the six-month period ended June 30, 2007, balance sheet changes in PGL's receivables from related parties and payables to related parties exclude the noncash effects of derivative activity previously conducted on its behalf by PEC.

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

The credit ratings at June 30, 2007 for PGL are listed in the table below.

Credit Ratings - PGL	Standard & Poor's	Moody's

Senior secured debt	A-	A1
Commercial paper	A-2	P-1

PGL believes these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Balance Sheet Variations

Total assets at June 30, 2007 increased $93.2 million compared to December 31, 2006, due to an increase in noncurrent regulatory assets (related primarily to an increase in the environmental remediation liability, as discussed in Note 9 of the Condensed Notes to Financial Statements), partially offset by a decrease in current regulatory assets, related primarily to MTM accounting for the utility gas costs hedging program, and by a seasonal decrease in accrued unbilled revenues. The decrease in current liabilities was driven by the reduction of short-term seasonal borrowings, a decrease in payables to related parties (due primarily to the transfer of derivative contracts from PEC to PGL that were previously contracted by PEC on behalf of PGL), and seasonal decreases in customer credit balances and accounts payable.  These decreases were partially offset by an increase resulting from the movement of $50.0 million to current portion of long-term debt and an increase in the temporary LIFO liquidation credit. PGL’s increase in long-term liabilities and deferred credits was due primarily to the increase in the environmental remediation liability and due to the Conservation Programs liability accrued during the current quarter and discussed in Note 9 of the Condensed Notes to Financial Statements.  Total capitalization did not change significantly other than due to the movement of $50.0 million to current portion of long-term debt as discussed in Note 6 of the Condensed Notes to Financial Statements.

Total assets at June 30, 2007 increased $392.3 million compared to June 30, 2006 due to an increase in noncurrent regulatory assets (related primarily to both an increase in the environmental remediation liability as discussed in Note 9 of the Condensed Notes to Financial Statements and the recognition of asset retirement obligations required under FIN 47 as of September 30, 2006), as well as an increase in net utility plant driven primarily by the adoption of FIN 47. These increases were partially offset by a decrease in cash and cash equivalents and a decrease in prepaid pension costs due to the impact of adopting SFAS No. 158 at December 31, 2006.  The decrease in current liabilities was driven by decreases in gas costs refundable through rate adjustments and customer credit balances, partially offset by the movement of $50.0 million to current portion of long-term debt. Long-term liabilities and deferred credits increased due to the increase in the environmental remediation liability, the recognition of asset retirement obligations under FIN 47, the increase in pension and other postretirement benefits liabilities due to the impact of adopting SFAS No. 158 and the Conservation Programs liability accrued during the current quarter.  Total capitalization was flat due to a $32.4 million equity contribution by PEC to PGL and a reduction in accumulated other comprehensive loss (attributable to the elimination of the additional minimum pension liability as a result of increased plan funding and an increase in the discount rate), offset by the movement of $50.0 million to the current portion of long-term debt.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of PGL as of June 30, 2007.

	Payments Due by Period
(Millions)			2008-	2010-	2012 and
	Total	2007	2009	2011	Thereafter
Total debt	$505.6	$3.6	$50.0	$50.0	$402.0
Estimated interest payments on debt	489.6	10.8	43.8	40.8	394.2
Operating leases	23.9	1.6	6.5	6.9	8.9
Purchase obligations	304.2	40.0	107.5	65.2	91.5
Total contractual cash obligations	$1,323.3	$56.0	$207.8	$162.9	$896.6

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $453.8 million at June 30, 2007 as the amount and timing of payments are uncertain. See Note 9 of the Condensed Notes to Financial Statements for more information about PGL’s environmental liabilities.

As of June 30, 2007, surety bonds totaling $0.1 million and a standby letter of credit in the amount of $100,000 had been issued on PGL's behalf.

Capital Requirements

PGL makes large investments in capital assets. Net construction expenditures are expected to be $371 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for the pipe distribution system (primarily to replace cast iron and ductile iron mains) and underground gas storage facilities.

Capital Resources

As of June 30, 2007, PGL had committed credit facilities of $250 million, of which $246.4 million were available. The PGL $250 million 5-year syndicated credit agreement expires in July 2010. The facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current level.

PGL has the ability to borrow up to $150 million from PEC and to loan to or borrow from NSG up to $50 million.  As of June 30, 2007, there were no loans from PEC to PGL.  As of June 30, 2007, there were loans of $27.2 million from NSG to PGL.

PGL's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  As of June 30, 2007, PGL was in compliance with all of the covenants under its lines of credit and other obligations.  For the period 2007 through 2009, PGL plans to use internally generated funds net of forecasted dividend payments, debt financings and equity infusions to fund capital requirements.  PGL plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and growth.  Management believes PGL has adequate financial flexibility and resources to meet its future needs.

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

Proposed Illinois Gross Receipts Tax

On March 7, 2007, Illinois' Governor, in his Budget Address, proposed replacing the corporate income tax with a gross receipts tax ("GRT"). Under this proposal, the GRT rate on goods would be 0.85% and the rate on services would be 1.95%; the GRT would not apply to businesses with sales of less than $2 million.  It is not clear which rate PGL would be subject to.  The tax would take effect on January 1, 2008, and the first full year of implementation would be the tax/calendar year 2008. During this period, businesses would receive a 100% credit against corporate income taxes paid.  The personal property replacement tax would remain intact and continue to apply to partnerships and corporations. It is unclear how existing Illinois net operating losses and Illinois corporate income tax credits will apply to the GRT.  The proposed tax would require unitary filings only with members who have Illinois nexus and allow intercompany eliminations among these members only. On May 11, 2007, the Illinois House of Representatives voted not to support the proposed GRT plan.

Service Company

As part of the regulatory approval process for the merger with PEC, Integrys agreed to formally propose the formation of a centralized service company to provide administrative support primarily to Integrys' six regulated utilities, including PGL. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g. real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply. In addition, many of these services will also be provided to the Integrys nonregulated companies. The creation of a centralized service company will require Integrys' subsidiaries to move many of the employees supporting these functions into the new service company, including employees from PEC and PGL. Certain assets will also be transferred by Integrys' subsidiaries to the service company. On June 6, 2007, the service company entity, Integrys Business Support was established. Integrys Business Support will become an operational centralized service company upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys. On June 8, 2007, Integrys and its regulated utilities, including PGL, filed applications with the ICC, Public Service Commission of Wisconsin, Minnesota Public Utilities Commission, and Michigan Public Service Commission seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals will relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and the methodologies for allocating the costs for these services to the entities who take these services. The required regulatory approvals or waivers were requested with the intent that the service company can become operational by January 1, 2008. In states where action is required, prehearing conferences have been held and hearing dates have been scheduled during September and October in anticipation of year-end approvals. Discovery from regulatory staffs and respective intervenors is currently in progress.

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

Commodity Price Risk

Derivative Summary.  The following table summarizes the changes in valuation of all outstanding derivative contracts related to PGL company-use gas during the three-and six-month periods ended June 30, 2007 and 2006.  All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods.  Generally, these cash flow hedge contracts are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated cost of purchases in earnings), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Other than as described below, PGL's market risks have not changed materially from the market risks reported in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

	Cash Flow Hedges
Three-months ended (Millions)	2007	2006
Value of contracts outstanding at April 1	$(0.2)	$(1.6)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(0.3)	(0.6)
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	-	(0.1)
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	(0.6)	(0.5)
Value of contracts outstanding at June 30	$(0.5)	$(1.6)

	Cash Flow Hedges
Six-months ended (Millions)	2007	2006
Value of contracts outstanding at January 1	$(1.5)	$(0.6)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(0.9)	(1.5)
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	(0.1)	(0.6)
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	0.2	(1.9)
Value of contracts outstanding at June 30	$(0.5)	$(1.6)

The change in the value of derivative contracts outstanding for the three-and six-month periods ended June 30, 2007 was due to the settlement of contracts at net realized losses and the impact of changes in the forward price curve of natural gas on new and existing positions during this same period.

The following table is a summary of the fair market value of PGL's natural gas swaps (commodity derivatives) at June 30, 2007 related to its cash flow hedge program for gas used in its own operations.  Valuations are based on the NYMEX closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

(Fair Value amounts in thousands)
Maturity	Volumes (Mmbtu's)	Fair Value
Less than 1 Year	700,000	$(460.8)
1 - 3 Years	50,000	(9.2)
	750,000	$(470.0)

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, PGL's management, including PGL's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PGL's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that, as of the date of such evaluation, PGL’s disclosure controls and procedures were effective in accumulating and timely alerting management to information relating to PGL as appropriate to allow timely decisions regarding required disclosure to be included in PGL's periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes In Internal Control

Other than the merger between a subsidiary of Integrys and PEC discussed below, there were no changes in PGL's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, PGL's internal control over financial reporting.

Effective February 21, 2007, the merger mentioned above was consummated.  Integrys is currently in the process of integrating the internal controls and procedures of PGL with its internal controls over financial reporting. Integrys has expanded its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include PGL.  See Notes 1, 3, 12 and 13 of the Condensed Notes to Financial Statements for additional information related to the merger.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 of the Condensed Notes to Financial Statements - for discussions pertaining to environmental matters, proceedings at the ICC regarding the prudency of gas costs recovered by PGL through the Gas Charge, a purported class action filed against PGL by its customers alleging violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and other events and proceedings, which note is incorporated herein by reference.

Labor Contracts

Local 18007 of the Utility Workers Union of America, AFL-CIO represents the union employees at PGL. The current collective bargaining agreement expires on April 1, 2008.

Item 1A.  Risk Factors

There were no material changes to the risk factors pertaining to PGL as presented in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.1	Amendment to By-Laws adopted May 17, 2007.

3.2	By-Laws of The Peoples Gas Light and Coke Company, as amended and restated May 17, 2007.

12	The Peoples Gas Light and Coke Company Ratio of Earnings to Fixed Charges

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

The Peoples Gas Light and Coke Company

Date: August 8, 2007	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

THE PEOPLES GAS LIGHT AND COKE COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

Exhibit
Number	Description of Document

3.1	Amendment to By-Laws adopted May 17, 2007.

3.2	By-Laws of The Peoples Gas Light and Coke Company, as amended and restated May 17, 2007.

12	The Peoples Gas Light and Coke Company Ratio of Earnings to Fixed Charges

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