Form 10-Q
period 2007-09-30
PEOPLES GAS LIGHT & COKE CO
filed 2007-11-08
CIK 77388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
(An Illinois Corporation)
130 East Randolph Drive
24th Floor
Chicago, Illinois 60601-6207
(312) 240-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer" and "large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 25,357,566 shares of common stock, without par value, outstanding at November 2, 2007, all of which were held, beneficially and of record, by Peoples Energy Corporation.

THE PEOPLES GAS LIGHT AND COKE COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

EXHIBIT INDEX		40

12	The Peoples Gas Light and Coke Company Ratio of Earnings to Fixed Charges

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for The Peoples Gas Light and Coke Company

Commonly Used Acronyms

AG	Illinois Attorney General
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
LIFO	Last-in, first-out
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGUC	Michigan Gas Utilities Corporation (a wholly-owned subsidiary of Integrys Energy Group, Inc.)
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
MTM	Mark-to-market
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PCB	Polychlorinated biphenyl
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WPSC	Wisconsin Public Service Company (a wholly-owned subsidiary of Integrys Energy Group, Inc.)

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

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

•	The successful combination of the operations of PEC and its subsidiaries, including PGL, within Integrys Energy Group, Inc. ("Integrys") (Integrys was formerly known as WPS Resources Corporation);
•	Unexpected costs and/or unexpected liabilities related to the merger between a subsidiary of Integrys and PEC;
•	The combined company of Integrys and PEC may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;
•	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting PGL;
•
The impact of recent and future federal, state and local regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, changes in environmental, tax and other laws and regulations to which PGL and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, proceedings concerning the prudence review of PGL’s gas purchases and costs actually incurred;

•	The credit ratings of PGL could change in the future;
•	Resolution of audits or other tax disputes with the IRS, Illinois state revenue agencies or other taxing authorities;
•	The effects, extent and timing of additional competition or regulation in the markets in which PGL operates;
•	The impact of fluctuations in commodity prices, interest rates and customer demand;
•	The effectiveness of PGL’s derivative instruments and hedging activities and their impact on its future results of operations;
•	Available sources and costs of natural gas;
•	Investment performance of employee benefit plan assets;
•	Advances in technology;
•	Effects of and changes in political, legal and economic conditions and developments in the United States and Illinois;
•	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
•	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas), interest rates and counter-party credit;
•	Weather and other natural phenomena, in particular the effect of weather on natural gas sales;
•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
•	Other factors discussed elsewhere herein and in other reports filed by PGL and/or Integrys from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006

Gas operating revenues	$112.9	$111.1	$961.4	$913.8
Operating expenses
Gas purchased for resale	51.9	48.9	648.0	625.5
Operating and maintenance expenses	73.2	63.0	240.1	207.9
Gas charge settlement	-	-	23.0	28.4
Depreciation and amortization	16.4	14.6	46.3	43.1
Taxes, other than income taxes	4.2	4.1	13.9	13.2
Operating income (loss)	(32.8)	(19.5)	(9.9)	(4.3)

Miscellaneous income	1.0	1.7	3.1	4.6
Interest expense	(8.5)	(6.9)	(22.9)	(20.7)
Other (expense) income	(7.5)	(5.2)	(19.8)	(16.1)

Income (loss) before taxes	(40.3)	(24.7)	(29.7)	(20.4)
Income tax expense (benefit)	(13.0)	(9.3)	(11.1)	(9.2)
Net Income (Loss)	$(27.3)	$(15.4)	$(18.6)	$(11.2)

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30,	December 31,	September 30,
(Millions)	2007	2006	2006
Assets
Current assets
Cash and cash equivalents	$-	$-	$30.8
Customer and other receivables, net of reserves of $36.9, $29.1 and $39.2
at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	109.0	169.1	75.6
Receivables from related parties	10.3	5.1	6.3
Accrued unbilled revenues	25.1	97.7	29.7
Natural gas in storage, at last-in, first-out cost	157.8	89.4	127.7
Materials and supplies, at average cost	8.9	9.0	8.6
Regulatory assets	98.9	153.2	167.6
Assets from risk management activities	4.4	1.6	1.5
Deferred income taxes	23.8	22.6	24.4
Prepayments and other	4.7	5.3	6.2
Total current assets	442.9	553.0	478.4
Property, plant, and equipment, net of accumulated depreciation of $988.1, $958.1, and
$946.2 at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	1,432.6	1,421.3	1,412.2
Noncurrent regulatory assets	700.6	464.2	317.9
Investments and other assets	20.2	16.9	18.8
Prepaid pension costs	80.0	78.2	184.7
Long-term assets from risk management activities	0.3	0.1	-
Total assets	$2,676.6	$2,533.7	$2,412.0

Liabilities and Capitalization
Current liabilities
Current portion of long-term debt	$50.0	$-	$-
Short-term debt	56.2	80.3	-
Accounts payable	134.4	193.6	164.6
Payables to related parties	95.4	94.4	167.4
Current liabilities from risk management activities	40.2	31.9	-
Gas costs refundable through rate adjustments	33.4	13.5	49.7
Customer deposits	31.2	33.4	32.1
Customer credit balances	45.5	69.6	76.4
Gas charge reconciliation liability	22.4	11.2	11.3
Accrued interest and taxes	36.8	65.0	23.4
Temporary LIFO liquidation credit	-	-	-
Other	18.4	14.6	15.1
Total current liabilities	563.9	607.5	540.0
Long-term liabilities and deferred credits
Deferred income taxes	323.4	346.1	353.2
Deferred investment tax credits	22.9	23.2	23.3
Noncurrent regulatory liabilities	0.9	0.9	-
Environmental remediation liability	433.7	193.6	201.3
Pension and postretirement benefit obligations	123.1	111.5	59.1
Long-term liabilities from risk management activities	0.6	0.2	-
Asset retirement obligations	96.4	92.4	91.1
Other	32.9	7.3	6.7
Total long-term liabilities and deferred credits	1,033.9	775.2	734.7
Commitments and contingencies
Capitalization
Common stock equity	627.5	649.8	636.1
Long-term debt	451.3	501.2	501.2
Total capitalization	1,078.8	1,151.0	1,137.3
Total liabilities and capitalization	$2,676.6	$2,533.7	$2,412.0

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			September 30,	December 31,	September 30,
(Millions, except share amounts)			2007	2006	2006

Long-term debt
First and refunding mortgage bonds
Series		Year Due
HH	4.75%	2030	$50.0	$50.0	$50.0
KK	5.00%	2033	50.0	50.0	50.0
LL	3.05%	2033	50.0	50.0	50.0
MM-2	4.00%	2010	50.0	50.0	50.0
NN-2	4.625%	2013	75.0	75.0	75.0
QQ	4.875%	2038	75.0	75.0	75.0
RR	4.30%	2035	50.0	50.0	50.0

Adjustable rate refunding mortgage bonds
Series		Year Due
OO		2037	51.0	51.0	51.0
PP		2037	51.0	51.0	51.0
Total first and refunding mortgage bonds			502.0	502.0	502.0
Unamortized discount on long-term debt, net			(0.7)	(0.8)	(0.8)
Total			501.3	501.2	501.2
Current portion			(50.0)	-	-
Total long-term debt			451.3	501.2	501.2

Common stock equity
Common stock, without par value—
Authorized 40,000,000 shares
Outstanding 25,357,566 shares			219.2	219.2	219.2
Accumulated other comprehensive loss			(0.6)	(1.2)	(1.4)
Retained earnings			408.9	431.8	418.3
Total common stock equity			627.5	649.8	636.1
Total capitalization			$1,078.8	$1,151.0	$1,137.3

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30,
(Millions)	2007	2006

Operating Activities:
Net income (loss)	$(18.6)	$(11.2)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	49.7	46.4
Deferred income taxes and investment tax credits—net	(12.8)	(14.9)
Gas charge settlement expense	23.0	10.7
Gas charge reconciliation expense	7.2	-
Pension and postretirement expense	8.9	8.7
Pension and postretirement funding	(0.1)	(16.2)
Other adjustments	(16.7)	(19.6)
Net changes in:
Receivables—net	140.1	304.5
Receivables from related parties	(5.2)	(0.8)
Gas in storage	(68.3)	(31.3)
Gas costs recoverable/refundable through rate adjustments	17.9	52.5
Accounts payable	(59.3)	(86.5)
Payables to related parties	12.1	18.7
Accrued interest	0.2	0.7
Accrued taxes	(28.4)	(42.0)
Temporary LIFO liquidation	-	(10.6)
Customer credit balances	(24.1)	35.3
Gas charge settlement liability	-	(87.4)
Other	3.4	18.7
Net cash provided by (used in) operating activities	29.0	175.7

Investing Activities:
Capital spending	(67.0)	(76.6)
Proceeds from sale of assets	-	1.4
Intercompany note receivable	-	9.9
Other	-	1.8
Net cash provided by (used in) investing activities	(67.0)	(63.5)

Financing Activities:
Retirement of commercial paper	(24.1)	(119.9)
Intercompany loan payable	66.4	-
Dividends paid on common stock	(4.3)	(15.4)
Issuance of common stock	-	53.9
Net cash provided by (used in) financing activities	38.0	(81.4)

Net increase (decrease) in cash and cash equivalents	-	30.8
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$30.8

The accompanying condensed notes are an integral part of these statements.

THE PEOPLES GAS LIGHT AND COKE COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed, consolidated financial statements of PGL and its wholly-owned subsidiaries under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements. These condensed financial statements should be read along with the audited financial statements and notes included in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

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

Condensed Consolidated Statements of Income:

Revenues and taxes, other than income taxes, are presented net of pass-through taxes. (See Note 3, "Revenue Recognition," for further discussion.)

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the PGL Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(Millions)	2007	2006
Cash paid for interest	$20.0	$17.7
Cash paid for income taxes	$15.4	$11.5

NOTE 3--REVENUE RECOGNITION

Natural gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These pass-through taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The revenues presented on the Condensed Consolidated Statements of Income exclude the billings to customers for these pass-through taxes.  For the three-and nine-month periods ended September 30, 2006, PGL previously reported most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes were included in revenues, and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes was included in taxes, other than income taxes on the statement of income. In connection with the PEC merger, beginning with the quarter ended March 31, 2007, PGL adopted the accounting policy of excluding such pass-through taxes from both revenues and taxes, other than income taxes.  Revenue tax amounts excluded from revenues and taxes, other than income taxes for the three-and nine-month periods ended September 30, 2006 were $12.9 million and $95.0 million, respectively.

NOTE 4--GAS IN STORAGE

For 2007, PGL prices storage injections at the calendar year average of the costs of natural gas supply purchased.  For 2006, PGL priced storage injections at the fiscal year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Because September 30, 2006 was formerly the fiscal year end, the September 30, 2006 inventory balance was not accounted for as an interim period balance. Due to seasonality requirements, PGL expects interim reductions in LIFO layers to be replenished by year end. At September 30, 2007 and 2006, all LIFO layers were replenished and the LIFO liquidation credit balance was zero.

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

Mark-To-Market Derivative Instruments.  PGL uses derivative instruments to manage its cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. PGL's tariffs allow for full recovery from its customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. In turn, SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"), allows for these MTM derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of PGL.

The MTM asset (liability) value of the above contracts for PGL at September 30, 2007, December 31, 2006, and September 30, 2006 was $(35.2) million, $(113.6) million, and $(128.4) million, respectively.

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

Cash flow hedge accounting is discontinued when it is no longer probable that the original forecasted transactions will occur. The carrying value of contracts which no longer qualify for hedge accounting are prospectively marked-to-market, with the change in value recorded in each reporting period in the statement of operations. If the original forecasted transactions are probable of not occurring, any amounts previously recorded in other comprehensive income are immediately recorded in the income statement. In the third quarter of 2007, PGL recognized a pretax loss of less than $0.1 million in the income statement related to the discontinuance of cash flow hedges for which the forecasted purchases of company-use gas are probable of not occurring.

In 2003, PGL entered into treasury lock agreements that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings.  On April 24, 2003, in connection with the issuance of the new debt, PGL unwound its treasury positions locking in a $0.7 million loss recorded to accumulated other comprehensive income.  This amount is being amortized to earnings over the 10-year term of the debt.

No amounts from PGL cash flow hedges were determined to be ineffective for the three-and nine-month periods ended September 30, 2007 and 2006.  The portion of accumulated other comprehensive income (loss) expected to be reclassified to earnings during the next twelve months is $(0.4) million.  The maximum term of accumulated other comprehensive income (loss) expected to be reclassified is 67 months.

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

	Assets			Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Millions)	2007	2006	2006	2007	2006	2006

Commodity contracts	$5.0	$(5.4)	$6.4	$40.8	$109.7	$136.7

Balance Sheet Presentation
Current
Assets/liabilities from risk management activities	$4.4	$1.6	$1.5	$40.2	$31.9	$-
Other receivables	0.3	(7.1)	4.9	-	-	-
Payable to related parties	-	-	-	-	74.5	136.7
Total current	$4.7	$(5.5)	$6.4	$40.2	$106.4	$136.7

Long-term
Assets/liabilities from risk management activities	$0.3	$0.1	$-	$0.6	$0.2	$-
Payable to related parties	-	-	-	-	3.1	-
Total long-term	0.3	0.1	-	0.6	3.3	-
Total	$5.0	$(5.4)	$6.4	$40.8	$109.7	$136.7

NOTE 6--LONG-TERM DEBT

The $50 million 3.05% Series LL bonds which will mature February 1, 2033, were originally issued in 2003 in a term mode and for a 5 year period. PGL is obligated to purchase any such bonds tendered if they cannot be remarketed. Therefore, these bonds are subject to a mandatory tender for purchase for remarketing on February 1, 2008.  These bonds are presented on the PGL balance sheet at September 30, 2007 as current maturities of long-term debt.

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

The following table shows all changes to the asset retirement obligation liabilities of PGL.

(Millions)
Asset retirement obligations at December 31, 2006	$92.4
Accretion	4.0
Asset retirement obligations at September 30, 2007	$96.4

NOTE 8--INCOME TAXES

The effective tax rates were 32.3% and 37.6% for the three-month periods ended September 30, 2007 and 2006, respectively, and 37.3% and 45.0% for the nine-month periods ended September 30, 2007 and 2006, respectively. PGL's provision for income taxes for 2007 is calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting" ("APB 28"). The accounting rules for interim income taxes applicable in the 2007 period require that the year-to-date tax provision or benefit for ordinary income or loss be based on the expected annual effective tax rate for ordinary income or loss.  APB 28 was not applied in the September 30, 2006 income statement as September 30 was PGL's fiscal year end for 2006. The provision for the three and nine months ended September 30, 2006 did not take into account any forecasted activity beyond September 30, 2006. As a result, the effective income tax rates for the 2006 periods and for the quarter ended September 30, 2007 are not meaningful. The 37.3% effective income tax rate for the nine month period ended September 30, 2007, differs from the federal tax rate of 35% primarily due to the impact of applying an approximate 40% composite statutory rate to the $23 million Gas Charge settlement (as discussed in Note 9, "Commitments and Contingencies") while a smaller level of ordinary pretax income (excluding the $23 million charge) was taxed at a lower effective rate.  At September 30, 2007, the expected annual effective tax rate for ordinary income or loss was 26.8%.

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

PGL records penalties and interest related to uncertain tax positions in income tax expense.

PGL files income tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions. With a few exceptions (major exceptions listed below), PGL is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2002.

•
Illinois Department of Revenue – PGL has agreed to extensions of the statutes of limitations for assessing tax for tax years covering 2001-2004. The extensions for tax years covering 2001-2002 expire March 31, 2008, and the extensions for tax years covering 2003-2004 expire December 31, 2008.

•
United States IRS – PGL has agreed to extensions of the statutes of limitations for tax years covering 1999-2004. The extensions for tax years covering 1999-2003 expire September 30, 2008, and the extension covering tax year 2004 expires June 30, 2009.

PGL has closed examinations for the following major jurisdictions for the following tax years:

•
United States IRS – PGL has partially agreed to an audit report and closing statement for an IRS examination of the 1999-2003 tax years, but PGL has protested one issue from the agent's report that has been sent to IRS appeals for potential resolution.

PGL has open examinations for the following major jurisdictions for the following tax years:

•	United States IRS – PGL has an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – PGL has an open examination for the 2001-2006 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

PGL has obligations at September 30, 2007 related to natural gas supply and transportation contracts with total estimated demand payments of $312.6 million through 2017. PGL expects to recover these costs in future customer rates. Additionally, PGL has contracts to sell natural gas to customers.

PGL also has commitments in the form of purchase orders issued to various vendors totaling $11.5 million at September 30, 2007.

Environmental

Former Manufactured Gas Plant Sites
PGL, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, PGL might be required to undertake remedial action with respect to some of these materials. PGL was addressing these sites under a program supervised by the IEPA. As discussed below, in 2007 PGL transferred certain of these sites to a program administered by the EPA.

PGL is addressing 29 manufactured gas plant sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Cleanups have been completed at all or portions of nine of these 25 sites. PGL has determined that cleanups are not required at three of these 25 sites.

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

In February 2007, Snitzer I and Snitzer II were consolidated with the RVW II case. In June 2007, PGL filed a motion to dismiss, or in the alternative stay, the consolidated litigation on the basis of the transfer of the sites at issue in the litigation to the EPA’s Superfund removal program.  On September 28, 2007 the federal district court issued a ruling staying the litigation "pending the conclusion of the USEPA actions" at these sites.  The effect of this ruling, if it stands, is to bring the litigation to a halt until some future point in time when EPA has completed its actions and then only with respect to issues "left over" from the EPA actions. There is no time limit on the stay and it may be years before plaintiffs will be permitted to proceed with the litigation, if at all.  The plaintiffs have filed a motion for reconsideration.

PGL estimated the future undiscounted investigation and cleanup costs for remaining work to be done at all of the Illinois manufactured gas plant sites (namely, those being addressed by both the IEPA and the EPA) as of September 30, 2007 to be approximately $433.7 million.  This represents a substantial increase from estimates prior to June 30, 2007. Effective with the quarter ended June 30, 2007, this estimate takes into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program and (2) is based on assumptions and calculation methodology consistent with that used by WPSC in determining its investigative and cleanup costs for manufactured gas plant sites.  PGL may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damages.

PGL intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time. PGL is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year. The related regulatory asset (stated in current year dollars), representing unrecovered costs (both incurred to date and estimated future costs) was $486.1 million at September 30, 2007. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

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

Gas Charge Reconciliation Proceedings and Related Matters

For PGL, the ICC conducts annual proceedings regarding the reconciliation of revenues from the gas charge and related gas costs. The gas charge represents the cost of gas and transportation and storage services purchased by PGL ("Gas Charge"). In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the ICC would order PGL to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

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

Pursuant to the Agreement, PGL also paid $4.8 million jointly to Chicago and the AG in 2006.  PEC also agreed to pay up to $5 million per year over the next five years (the "Subsequent Payments") towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the "Conservation Programs"). The five Subsequent Payments of up to $5 million will be paid based upon Conservation Programs to be developed by Chicago and/or the AG.  PGL will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.  In July 2007, PGL received an itemized estimated cost and request for payment jointly from Chicago and the AG in the amount of $4.6 million to fund multiple programs for the remainder of 2007, covering weatherization and residential energy assistance, weatherization fairs and education campaigns, alternative technology and energy efficiency. PGL management concluded that this estimated cost and request for payment constitutes sufficient evidence that Chicago and the AG has established or is taking steps to develop valid Conservation Programs as required under the Agreement and that it is probable Chicago and the AG will request similar levels of annual funding through 2011 (Chicago and the AG made no allowance for a partial year in its request for payment for 2007). Consequently, PGL recorded a $23 million liability and related charge to earnings in the quarter ended June 30, 2007 for Subsequent Payments representing its portion of the $25 million in total Subsequent Payments. Of this amount, $18.4 million is included in other long-term liabilities and $4.6 million is included in other current liabilities. The remaining $2 million of the $25 million in total Subsequent Payments represents NSG's portion.

Under the Agreement, PGL agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny natural gas service.  PGL wrote off an estimated $200 million in prior periods.

The Agreement provides that PGL will cooperate with Chicago and the AG to identify those customers of PGL who were not receiving natural gas as of the date of the Agreement that are financial hardship cases. The hardship cases were identified by PGL, the AG and Chicago. Following identification, PGL reconnected the hardship cases. PGL forgave all outstanding debt for reconnected customers.

Pursuant to the Agreement PGL agreed to implement recommendations proposed by the ICC’s staff and the intervenors to conduct internal and external audits of their natural gas procurement practices.  A natural gas supply management audit performed by a consulting firm retained by the ICC is in progress.  No findings or recommendations have yet been issued.

PGL also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of natural gas Hub (as defined herein) services as an offset to utility customers’ natural gas charges and to account for such revenues received from natural gas Hub services in the same manner in all future natural gas charges.

A $103.0 million charge was allocated to PGL in accordance with the orders. In anticipation of the March 28, 2006 orders from the ICC, PGL recorded estimated Gas Charge settlement costs for the three-month period ended December 31, 2005 of $74.7 million.  As a result, a $28.4 million additional adjustment to the Gas Charge settlement was recorded in the three month period ended March 31, 2006.  Accrued liabilities totaling $11.6 million at September 30, 2007 represent 2005 Hub revenue and related interest that will be refunded to customers pending close of the ICC's review of 2005 Gas Charge reconciliation case and are included in the Condensed Consolidated Balance Sheets under the caption other under current liabilities.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and are not believed to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future Gas Charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005 and PGL filed direct testimony.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect this case, except for PGL's agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ natural gas charges.  The ICC staff and intervenor direct testimony was filed January 18, 2007.  The ICC staff's witnesses recommended a disallowance for PGL of approximately $22.2 million, of which $10.7 million is the amount of Hub revenues that PGL previously testified it would refund to customers (and was included as part of the Gas Charge settlement expensed through March 31, 2006).  An intervenor witness (on behalf of the Citizens Utility Board and Chicago) recommended a disallowance of approximately $11.5 million for PGL.  The majority of the proposed disallowances, other than the Hub revenues, are for a one-time adjustment by PGL to transportation customers’ bank (storage) gas liability balances. PGL filed its rebuttal testimony on February 22, 2007, and the ICC staff and intervenors filed their rebuttal testimony on April 25, 2007. In their rebuttal testimony, the ICC staff's witnesses reduced their recommended disallowance to about $20.5 million.  The record in this case was marked heard and taken on May 30, 2007, and briefing concluded in August 2007. The administrative law judges issued a proposed order on November 5, 2007. Exceptions from all parties to that proposed order are due November 19, 2007, and replies to exceptions are due November 26, 2007. The proposed order adopts ICC staff’s recommended disallowance of approximately $20.5 million. Following the filing of exceptions and replies, the administrative law judges will submit a proposed order to the ICC.

Prior to the quarter ended September 30, 2007, PGL had recorded liabilities associated with the $11.6 million related to 2005 Hub revenues and $3.6 million primarily related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which PGL stated in its rebuttal testimony it is not contesting. Both amounts are inclusive of accrued interest. In the quarter ended September 30, 2007, PGL recorded additional expense of $7.2 million (including interest).  As a result, a Gas Charge reconciliation current liability of $22.4 million as of September 30, 2007, which includes interest, is equal to the refund that would be required if the proposed order from the administrative law judges is adopted.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  PGL filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by PGL's move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007.  PGL's direct testimony was filed October 17, 2007.  At a status hearing in the consolidated case in September 2007, the administrative law judge continued the matter generally and directed the parties to file a proposed schedule within sixty days of the ICC’s issuance of an order in the fiscal 2005 Gas Charge case.

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

Based upon the settlement and dismissal of PGL's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006, granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases). The plaintiffs filed a third amended complaint and a motion for class certification and on April 25, 2007, the court denied, without prejudice, plaintiffs’ motion for class certification. On June 29, 2007, PEC filed a motion to dismiss the proceeding for failure to join a necessary party. Plaintiffs filed an amended complaint on July 11, 2007. Subsequently, PEC's motion to delay responding to the amended complaint until the court rules on the motion to dismiss was granted. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Corrosion Control Inspection Proceeding

State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines.  On April 19, 2006, the ICC initiated a citation proceeding related to such inspections that were required to be performed by PGL during 2003 and 2004, but which were not completed in the requisite timeframe.  On November 3, 2006, PGL and all intervening parties filed a stipulation to settle the ICC proceeding, and the ICC staff separately filed in support of the stipulation.  The ICC entered an order approving the stipulation on December 20, 2006.  Under the stipulation, PGL agreed that it had not been in compliance with applicable regulations, and further agreed to pay a penalty of $1 million, pay for a consultant to conduct a comprehensive investigation of its compliance with ICC pipeline safety regulations, remain compliant with those regulations, not seek recovery in future rate cases of certain costs related to non-compliance and hold meetings with Chicago to exchange information. This order resolves only the ICC proceeding and does not constitute a release of any other potential actions outside of the ICC proceeding.  PGL recorded a liability of $1 million in September of 2006 associated with the settlement.  On March 27, 2007, the $1 million payment was tendered to the State of Illinois. With respect to the comprehensive investigation, the ICC selected an auditor for this matter and the auditor, the ICC staff and PGL began the investigation process during the second quarter of 2007. No findings or recommendations have yet been communicated.

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

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including PGL, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that PGL was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  PGL filed two motions to dismiss the lawsuit.

On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC. On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court. PGL responded by filing a motion to dismiss and is awaiting a decision on this motion. PGL continues to believe it has meritorious defenses and intends to vigorously defend against the class action lawsuit.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Property Taxes

PGL is currently disputing property tax assessments in Harrison County, Texas in connection with natural gas PGL stores pursuant to storage service agreements with Natural Gas Pipeline Company of America. This matter began in 2003 when the Harrison Central Appraisal District (“HCAD”) issued a Notice of Appraised Value to PGL providing that property allegedly owned by PGL was located in Harrison County and subject to property tax.  The HCAD issued similar notices for tax years 2004 through 2006. For each of these years, PGL filed an administrative protest to dispute the inclusion and/or valuation of property attributable to PGL.  Following adverse decisions by the Appraisal Review Board, PGL filed suit in state district court to review the decisions of the Appraisal Review Board for tax years 2003 through 2005. PGL paid approximately $1.7 million in aggregate for tax years 2003 through 2007 under protest to proceed with its judicial review of the Appraisal Review Board’s orders. These amounts have been recorded as deferred charges on PGL’s balance sheet pending resolution of the matter. On June 1, 2007, the trial court entered a final judgment in favor of the HCAD and against PGL for tax years 2003 through 2005.  PGL appealed the trial court's decision, and PGL’s brief is due November 30, 2007. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this loss contingency.

NOTE 10--COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of other comprehensive income in addition to net income (loss).  Total comprehensive income includes all changes in equity during a period except those resulting from investments by PGL's shareholder and distributions to PGL's shareholder.  PGL’s total comprehensive income (loss) is:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Net income (loss)	$(27.3)	$(15.4)	$(18.6)	$(11.2)
Unrealized hedge gain (loss), net of tax of $0, $0.1, $(0.4) and $0.5	-	(0.2)	0.6	(0.7)
Minimum pension liability adjustment, net of tax of $0, $(14.0), $0 and $(14.0)	-	21.1	-	21.1
Total comprehensive income (loss)	$(27.3)	$5.5	$(18.0)	$9.2

The following table shows the changes to accumulated other comprehensive income (loss).

(Millions)
December 31, 2006 balance	$(1.2)
Unrealized hedge gain (loss)	0.6
September 30, 2007 balance	$(0.6)

NOTE 11--EMPLOYEE BENEFIT PLANS

The following table provides the components of PGL's share of net periodic benefit cost for benefit plans sponsored by PEC for the three-and nine-month periods ended September 30, 2007 and 2006:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended September 30, (Millions)	2007	2006	2007	2006
Service cost	$3.3	$3.5	$1.9	$1.4
Interest cost	5.8	5.1	1.7	1.3
Expected return on plan assets	(8.9)	(9.1)	(0.5)	(0.6)
Amortization of:
Net transition (asset)/obligation	-	-	0.3	0.2
Prior service cost	0.6	0.6	-	-
Net actuarial (gain)/loss	1.0	1.1	0.3	0.2
Net periodic benefit cost	1.8	1.2	3.7	2.5

Effect of lump sum settlements upon retirement	1.4	1.8	-	-
Net benefit cost	$3.2	$3.0	$3.7	$2.5

			Other Postretirement
	Pension Benefits		Benefits
Nine Months Ended September 30, (Millions)	2007	2006	2007	2006
Service cost	$9.8	$10.5	$5.6	$4.1
Interest cost	17.4	15.3	5.2	4.0
Expected return on plan assets	(26.8)	(27.2)	(1.4)	(1.9)
Amortization of:
Net transition (asset)/obligation	-	(0.1)	0.8	0.8
Prior service cost	1.8	1.8	-	-
Net actuarial (gain)/loss	3.1	3.4	0.8	0.5
Net periodic benefit cost	5.3	3.7	11.0	7.5

Effect of lump sum settlements upon retirement	3.6	5.0	-	-
Net benefit cost	$8.9	$8.7	$11.0	$7.5

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  PGL follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" ("SFAS No. 88"), to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations ("PBO").  During the three- and nine-month periods ended September 30, 2007 and 2006, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

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

During the third quarter of 2007, a series of changes were made to the retirement benefit plans for non-union employees which included: closure of the defined benefit pension plans effective January 1, 2008; a freeze in defined benefit pension service accruals effective as of January 1, 2013; and a freeze in compensation amounts used for determining defined benefit pension amounts effective as of January 1, 2018.

The impact of the plan design changes was considered a significant event and a remeasurement of the pension assets and benefit obligations for non-union employees was performed as of August 1, 2007. The plan design changes resulted in a net curtailment loss that is not expected to be significant and will be recorded in the fourth quarter of 2007 due to the three-month lag in PGL’s measurement date.

The amount of pension and other postretirement benefit costs deferred as a net regulatory asset at September 30, 2007 was $112.9 million and $30.9 million, respectively. Deferred amounts are expected to be recovered in rates over the employees' average remaining service period.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  During the nine month period ended September 30, 2007, $0.5 million in contributions have been made. PGL anticipates making no additional contributions to its pension plans or its other postretirement benefits plans during the year ending December 31, 2007.

PGL has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines.  PGL matches a percentage of the employee contribution up to certain limits.  The cost of PGL's matching contribution to the plans totaled $0.6 million for each of the three-month periods ended September 30, 2007 and 2006, and $1.8 million and $1.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

NOTE 12--REGULATORY ENVIRONMENT

Merger

The PEC merger with WPS Resources Corporation was consummated effective February 21, 2007. Pursuant to the merger agreement, management of both companies jointly selected Integrys as the new name for the combined company. PGL and NSG are wholly-owned by PEC.

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

The Conditions of Approval also include commitments with respect to the pending rate cases of PGL and NSG. These are the inclusion of merger synergy savings of $11.4 million at PGL in the proposed test year, the recovery of $6.2 million at PGL of the merger-related costs in the test year (reflecting recovery of $30.9 million for PGL of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of combined merger costs, for a maximum potential recovery of $44.9 million. PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs. At September 30, 2007, the regulatory asset balance representing PGL merger costs to be recovered totaled $12.2 million.

Rate Case

On March 9, 2007, PGL filed a request with the ICC to increase natural gas rates for PGL by $102.5 million on an annual basis for 2008. The proposed rate increase is required to allow PGL to recover its current cost of service and to provide a reasonable rate of return on its equity investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

PGL has also proposed four "riders" that would allow changes in costs to be passed through between rate cases.  The four riders are:

•	a "decoupling" mechanism that would allow PGL to adjust rates going forward to recover or refund the difference between actual recovered non-gas cost revenue and authorized non-gas cost revenue;
•	a mechanism to recover the return on, and return of, capital investment in excess of historical capital investment associated with accelerating the replacement of cast iron main;
•	a mechanism to recover the gas cost portion of uncollectible expense based on current gas prices; and
•	a mechanism to recover $6.4 million of energy efficiency costs under a program to be approved by the ICC.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed its direct testimony and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated.  The return on common equity recommended by the ICC staff for PGL was 9.7%.  The ICC staff opposed the proposed riders to address specific costs and revenues between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Intervenors also filed direct testimony on June 29, 2007 and July 3, 2007.  In its rebuttal testimony, PGL changed its requested revenue requirement increase to approximately $99 million.

On September 5, 2007, PGL filed surrebuttal testimony, changing the requested revenue requirement increase to approximately $94.9 million.  The reductions from the original request were primarily to reflect more current information on capital spending and natural gas price sensitive expenses.  Hearings were held in Chicago from September 10 through September 17, 2007.  Briefs were filed on October 12, 2007.  Reply briefs and a draft order were filed October 23, 2007.  The ICC staff's initial brief proposes an increase of $53.4 million for PGL.  The administrative law judges are expected to file a proposed order on November 20, 2007 with exceptions due December 10, 2007 and replies to exceptions due December 17, 2007.

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

Segments of Business	Gas		PGL
(Millions)	Utility(1)	Other(2)	Consolidated
Three Months Ended September 30, 2007
Revenues	$112.9	$-	$112.9
Operating expenses	145.7	-	145.7
Operating (loss)	(32.8)	-	(32.8)
Net (loss)	(27.3)	-	(27.3)

Three Months Ended September 30, 2006
Revenues	$111.1	$-	$111.1
Operating expenses	130.6	-	130.6
Operating (loss)	(19.5)	-	(19.5)
Net income (loss)	(15.5)	0.1	(15.4)
Nine Months Ended September 30, 2007
Revenues	$961.4	$-	$961.4
Operating expenses	971.3	-	971.3
Operating (loss)	(9.9)	-	(9.9)
Net (loss)	(18.6)	-	(18.6)

Nine Months Ended September 30, 2006
Revenues	$913.8	$-	$913.8
Operating expenses	918.1	-	918.1
Operating (loss)	(4.3)	-	(4.3)
Net income (loss)	(11.4)	0.2	(11.2)

(1) Includes only utility operations.
(2) Nonutility operations are included in the Other column. Amounts for all categories other than net income for the nine months ended September 30, 2006, rounded to less than $0.1 million.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157.  Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.  SFAS No. 159 is effective for PGL beginning January 1, 2008.  PGL does not anticipate electing the fair value option for any eligible items at the January 1, 2008 adoption date.  However, after January 1, 2008, PGL will continue to evaluate the fair value election for eligible items on a case by case basis.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

INTRODUCTION

PGL is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 826,900 residential, commercial and industrial retail sales and transportation customers in Chicago.  PGL utilizes its storage and pipeline supply assets as a natural gas hub ("Hub").  This activity is regulated by FERC and consists of providing wholesale transportation and storage services in interstate commerce.

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

Maintain and Grow a Strong Regulated Utility Base - A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to PGL's success.  PGL believes the merger between Integrys and PEC will help maintain and grow its regulated utility base. To this end, PGL continues to upgrade its gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for PGL's customers and Integrys' shareholders.

Integrate Resources to Provide Operational Excellence - PGL is committed to integrating resources and finding the best, most efficient processes while adhering to any and all applicable regulatory and legal restrictions. Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed its customers' expectations, PGL strives to provide value to Integrys shareholders and PGL customers and assist in lowering costs for certain activities. PGL works to optimally source work and combine resources to achieve best practices in order to achieve operational excellence and sustainable value for PGL's customers and Integrys' shareholders.

Place Strong Emphasis on Asset and Risk Management - PGL's risk management strategy includes the management of market, credit, and operational risk through the normal course of business. Forward purchases and sales of natural gas allow for opportunities to reduce the risk associated with price movement in a volatile market. PGL's asset management strategy calls for the continuous assessment of its existing assets, including the disposition of assets which are no longer needed for ongoing operations.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services - PGL's mission is to provide customers with the best value in natural gas services. By effectively operating its gas distribution facilities, while maintaining or exceeding environmental standards, PGL seeks to provide a safe, reliable, and value priced service to its customers. PGL concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile. PGL manages its operations to reduce the impact it might have on the environment.

Rate Case

See Note 12, “Regulatory Environment,” in the Condensed Notes to Financial Statements for a discussion of PGL's request with the ICC to increase its natural gas rates for 2008.

RESULTS OF OPERATIONS

Third Quarter 2007 Compared with Third Quarter 2006

Overview of Operations

PGL’s net loss was $(27.3) million for the quarter ended September 30, 2007, compared to $(15.4) million for the quarter ended September 30, 2006. Results for the quarter ended September 30, 2007, were impacted by a $6.6 million pretax charge included in operating and maintenance expense ($7.2 million pretax inclusive of interest) and related to the fiscal 2005 Gas Charge settlement case as discussed in Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.

Due to a number of factors, including the seasonality of PGL's businesses and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

Revenues for the quarter ended September 30, 2007 increased $1.8 million (1.6%) compared with the same year-ago period.  The increase was due to the impact on revenues of higher natural gas prices (approximately $10 million) that are recovered on a dollar-for-dollar basis and the impact (approximately $3 million) of a higher percentage of volumes billed out at higher per therm distribution rates for lower blocks of throughput. These increases were partially offset by the impact on revenues of decreased natural gas throughput volumes due to weather (approximately $2 million) that was 52.2% warmer compared with the same year-ago period and decreased natural gas throughput volumes due to lower weather-normalized demand (approximately $10 million). Natural gas costs were 19.0% higher (on a per-unit basis) during the quarter ended September 30, 2007 compared to the same quarter in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

PGL's margin decreased $1.2 million (1.9%) for the quarter ended September 30, 2007, compared to the same quarter in 2006, primarily due to the impact of decreased natural gas throughput volumes due to weather (approximately $0.5 million) that was 52.2% warmer compared with the same year-ago period, and decreased natural gas throughput volumes due to lower weather-normalized demand (approximately $2 million). These decreases were partially offset by higher revenues related to increased utility environmental costs of $1.4 million recovered through the utility's environmental rate recovery mechanism. These costs are related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements for further discussion). A similar expense amount is included in operating and maintenance expenses, therefore this increase in margin does not affect operating income.

See Notes 1, “Financial Information,” and 3, “Revenue Recognition,” in the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

PGL’s results of operations for the quarters ended September 30 are shown in the following table:

	Three Months Ended September 30,
PGL Results (Millions)	2007	2006	Change

Revenues	$112.9	$111.1	1.6%
Purchased gas costs	51.9	48.9	6.1%
Margins	$61.0	$62.2	(1.9)%

Throughput in therms
Residential	51.2	58.8	(12.9)%
Commercial and industrial	14.9	16.5	(9.7)%
Transport	91.7	92.8	(1.2)%
Total sales in therms	157.8	168.1	(6.1)%

Weather
Heating degree days - actual	55	115	(52.2)%

Operating Expenses

	Three Months Ended September 30,
PGL's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$73.2	$63.0	16.2%
Depreciation and amortization	16.4	14.6	12.3%
Taxes, other than income taxes	4.2	4.1	2.4%

Operating and Maintenance Expenses

Operating and maintenance expenses increased $10.2 million (16.2%), to $73.2 million during the third quarter of 2007, from $63.0 million during the third quarter of 2006, driven by the following:

•
Increased maintenance expense of $3.0 million related primarily to the cost of distribution system inspections and local surface restoration requirements, including increases in allocated overhead costs.

•	Increased injuries and damages expense of $3.0 million
•
Increased utility environmental costs of $1.4 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

•
Accrued expenses of $6.6 million (excluding interest) related to the fiscal 2005 Gas Charge reconciliation case as discussed in Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.

•
Decreased other operating expenses of $3.7 million, including materials and supplies expense, bad debt expense, software and hardware expense, insurance premiums, restricted stock expense and other gas supply expenses.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended September 30, 2007, increased $1.8 million (12.3%) mainly due to the impacts of a higher year-over-year property, plant and equipment balance due primarily to capital expenditures for PGL's gas distribution system.

Taxes Other Than Income Taxes

Taxes other than income taxes for the quarter ended September 30, 2007, increased $0.1 million (2.4%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Three Months Ended September 30,
PGL’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$1.0	$1.7	(41.2)%
Interest expense	(8.5)	(6.9)	23.2%
Other (expense) income	$(7.5)	$(5.2)	44.2%

Miscellaneous Income

Miscellaneous income decreased $0.7 million (41.2%) due to declines in interest income.

Interest Expense

Interest expense for the three-month period increased $1.6 million (23.2%) due to higher interest rates on higher amounts of short-term borrowing balances.

Provision for Income Taxes

Income tax benefit for the quarter-ended September 30, 2007 increased $3.7 million primarily due to a higher taxable loss. See Note 8, “Income Taxes,” in the Condensed Notes to Financial Statements for a discussion of accounting for income taxes on an interim period basis.

Nine Months 2007 Compared with Nine Months 2006

Overview of Operations

PGL’s net loss was $(18.6) million for the nine-month period ended September 30, 2007, compared to $(11.2) million for the nine-month period ended September 30, 2006. Results for the nine-month period ended September 30, 2007, were impacted primarily by a $23.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 9 “Commitments and Contingencies,” in the Condensed Notes to Financial Statements, and by a $6.6 million pretax charge included in operating and maintenance expense ($7.2 million pretax inclusive of interest) and related to the fiscal 2005 Gas Charge reconciliation case also discussed in Note 9. Results for the nine-month period ended September 30, 2006, were impacted by a $28.4 million pretax charge related to a settlement of PGL's Gas Charge proceedings for 2001 through 2004 with the ICC.

Revenues for the nine-month period ended September 30, 2007 increased $47.6 million (5.2%) compared with the same year-ago period. These results reflected the impact on revenues of increased natural gas throughput volumes due to weather (approximately $95 million) that was 11.2% colder compared with the same year-ago period, partially offset by the impact on revenues of lower natural gas prices (approximately $38 million) that are recovered on a dollar-for-dollar basis, and decreased deliveries due to lower weather-normalized demand (approximately $7 million).  Natural gas costs were 5.6% lower (on a per-unit basis) during the nine-month period ended September 30, 2007, compared to the same period in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

PGL's margin increased $25.1 million (8.7%) for the nine months ended September 30, 2007, compared to the same year-ago period in 2006, primarily due to the impact of increased natural gas throughput volumes due to weather (approximately $11 million) that was 11.2% colder compared with the same year-ago period and an increase in revenues related to increased utility environmental costs of $13.8 million recovered through the utility's environmental rate recovery mechanism. These costs are related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9, “Commitments and Contingencies,” in  the Condensed Notes to Financial Statements for further discussion). A similar expense amount is included in operating and maintenance expenses, therefore this increase in margin does not affect operating income.

See Notes 1, “Financial Information,” and 3, “Revenue Recognition,” in the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

PGL’s results of operations for the nine-month periods ended September 30 are shown in the following table:

	Nine Months Ended September 30,
PGL Results (Millions)	2007	2006	Change

Revenues	$961.4	$913.8	5.2%
Purchased gas costs	648.0	625.5	3.6%
Margins	$313.4	$288.3	8.7%

Throughput in therms
Residential	605.0	546.7	10.7%
Commercial and industrial	124.2	114.6	8.4%
Transport	524.9	480.2	9.3%
Total sales in therms	1,254.1	1,141.5	9.9%

Weather
Heating degree days - actual	3,863	3,473	11.2%

Operating Expenses

	Nine Months Ended September 30,
PGL's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$240.1	$207.9	15.5%
Gas charge settlement	23.0	28.4	(19.0)%
Depreciation and amortization	46.3	43.1	7.4%
Taxes, other than income taxes	13.9	13.2	5.3%

Operating and Maintenance Expenses

Operating and maintenance expenses increased $32.2 million (15.5%), to $240.1 million during the nine- month period ended September 30, 2007, from $207.9 million during the same year-ago period of 2006, driven by the following:

•
Increased utility environmental costs of $13.8 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 9, "Commitments and Contingencies," in the Condensed Notes to Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

•
Increased maintenance expense of $9.5 million related primarily to the cost of distribution system inspections and local surface restoration requirements, including increases in allocated overhead costs.

•	Increased injuries and damages expense of $6.4 million.
•
Accrued expenses of $9.9 million (excluding interest) related to the fiscal 2005 Gas Charge reconciliation case, as discussed in Note 9, "Commitments and Contingencies,” in the Condensed Notes to the Financial Statements.

•	Decreased bad debt expense of $5.7 million due primarily to improved credit and collection experience.

Gas Charge Settlement

In the nine-month period ended September 30, 2007, PGL recorded a $23.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 9, "Commitments and Contingencies," in the Condensed Notes to Financial Statements.

In the nine-month period ended September 30, 2006, PGL recorded a $28.4 million pretax charge related to a settlement of PGL's Gas Charge proceedings for 2001 through 2004 with the ICC, as discussed in Note 9, "Commitments and Contingencies," in the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the nine-month period ended September 30, 2007, increased $3.2 million (7.4%) mainly due to the impact of a higher year-over-year property, plant and equipment balance due primarily to capital expenditures for PGL's gas distribution system.

Taxes Other Than Income Taxes

Taxes other than income taxes for the nine-month period ended September 30, 2007, increased $0.7 million (5.3%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Nine Months Ended September 30,
PGL’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$3.1	$4.6	(32.6)%
Interest expense	(22.9)	(20.7)	10.6%
Other (expense) income	$(19.8)	$(16.1)	23.0%

Miscellaneous Income

Miscellaneous income decreased $1.5 million (32.6%) due to declines in interest income.

Interest Expense

Interest expense for the nine-month period increased $2.2 million (10.6%) due to higher interest rates on higher amounts of short-term borrowing balances.

Provision for Income Taxes

Income tax benefit for the nine-month period ended September 30, 2007 increased $1.9 million primarily due to a higher taxable loss. See Note 8, “Income Taxes,” in the Condensed Notes to Financial Statements for a discussion of accounting for income taxes on an interim period basis.

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

Cash Flows Variations

The following is a summary of cash flows for PGL:

(Millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net cash provided by (used in) operating activities	$29.0	$175.7
Net cash provided by (used in) investing activities	$(67.0)	$(63.5)
Net cash provided by (used in) financing activities	$38.0	$(81.4)

Operating Cash Flows

Cash provided by operating activities decreased for the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements balance sheet changes in current deferred tax assets and other receivables exclude certain noncash transactions (primarily the effects of MTM accounting).  For the nine-month period ended September 30, 2007, balance sheet changes in PGL's receivables from related parties and payables to related parties exclude the noncash effects of derivative activity previously conducted on its behalf by PEC.

Investing Cash Flows

Net cash used in investing activities increased primarily as a result of decreases in proceeds from the sale of assets and in the intercompany note receivable from NSG in 2006, partially offset by a decrease in capital spending in 2007.

Financing Cash Flows

Net cash provided by financing activities increased primarily due to borrowings from PEC in 2007 and the decrease in the retirement of commercial paper, partially offset by the impact of the issuance of common stock in 2006.

Credit Ratings

The current credit ratings for PGL have not changed since the filing of the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2006.

The credit ratings at September 30, 2007 for PGL are listed in the table below.

	Standard & Poor's	Moody's

Senior secured debt	A-	A1
Commercial paper	A-2	P-1

PGL believes these ratings continue to be among the best in the energy industry and allow PGL to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Balance Sheet Variations

Total assets at September 30, 2007 increased $142.9 million compared to December 31, 2006, due to a net increase in regulatory assets (related primarily to an increase in the environmental remediation liability, as discussed in Note 9, "Commitments and Contingencies," in the Condensed Notes to Financial Statements) and a seasonal increase in natural gas in storage, partially offset by a seasonal decreases in customer and other receivables and accrued unbilled revenues. The decrease in current liabilities was driven by the seasonal decrease in customer credit balances and decreases in accounts payable and accrued interest and taxes.  These decreases were partially offset by an increase resulting from the movement of $50.0 million to current portion of long-term debt and the increase in the fiscal 2005 Gas Charge reconciliation liability discussed in Note 9 , "Commitments and Contingencies," in the Condensed Notes to Financial Statements. Long-term liabilities and deferred credits increased due to an increase in the environmental remediation liability and due to the Conservation Programs liability accrued during the second quarter and discussed in Note 9, "Commitments and Contingencies," in the Condensed Notes to Financial Statements.  Total capitalization decreased primarily due to the movement of $50.0 million to current portion of long-term debt as discussed in Note 6, "Long-Term Debt," in the Condensed Notes to Financial Statements.

Total assets at September 30, 2007 increased $264.6 million compared to September 30, 2006, due to a net increase in regulatory assets (related primarily to an increase in the environmental remediation liability) and increases in property, plant and equipment, natural gas in storage and customer and other receivables. These increases were partially offset by a decrease in cash and cash equivalents and a decrease in prepaid pension costs due to the impact of adopting SFAS No. 158 at December 31, 2006. The increase in current liabilities was driven by the movement of $50.0 million to current portion of long-term debt and an increase in short-term borrowings, partially offset by decreases in accounts payable, gas costs refundable through rate adjustments, and customer credit balances. Long-term liabilities and deferred credits increased primarily due to the increase in the environmental remediation liability, the increase in pension and other postretirement benefits liabilities due to the impact of adopting SFAS No. 158 and the Conservation Programs liability accrued during the second quarter. Total capitalization decreased primarily due to the movement of $50.0 million to current portion of long-term debt.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of PGL as of September 30, 2007.

	Payments Due by Period
			2008-	2010-	2012 and
(Millions)	Total	2007	2009	2011	Thereafter
Long-term debt obligations	$502.0	$-	$50.0	$50.0	$402.0
Estimated interest payments on debt	495.8	5.7	44.6	41.6	403.9
Operating leases obligations	23.1	0.8	6.5	6.9	8.9
Purchase obligations	324.2	27.6	113.9	71.8	110.9
Minimum pension funding	8.1	-	8.1	-	-
Total contractual cash obligations	$1,353.2	$34.1	$223.1	$170.3	$925.7

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $433.7 million at September 30, 2007 as the amount and timing of payments are uncertain. See Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements for more information about PGL’s environmental liabilities.

As of September 30, 2007, surety bonds totaling $0.1 million and a standby letter of credit in the amount of $100,000 had been issued on PGL's behalf.

Capital Requirements

PGL makes large investments in capital assets. Net construction expenditures are expected to be $422.4 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for the pipe distribution system (primarily to replace cast iron mains) and underground gas storage facilities. Expenditures to accelerate cast iron mains replacement at PGL are expected to total approximately $60 million through 2009 and are included in the $422.4 million estimate. The accelerated amount of the cast iron main replacement is contingent upon ICC approval of a rider proposed by PGL in its current rate case (see Rate Case discussion in this MD&A) seeking a mechanism to recover the return on, and return of, capital investment in excess of historical capital investment associated with accelerating the replacement of cast iron main.

Capital Resources

As of September 30, 2007, PGL had committed credit facilities of $250 million, of which $193.7 million were available. The PGL $250 million 5-year syndicated credit agreement expires in July 2010. The facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current level.

PGL has the ability to borrow up to $150 million from PEC and to loan to or borrow from NSG up to $50 million.  As of September 30, 2007, PGL had loans of $66.5 million outstanding from PEC.  As of September 30, 2007, there were no loans between PGL and NSG.

PGL's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  As of September 30, 2007, PGL was in compliance with all of the covenants under its lines of credit and other obligations.  For the period 2007 through 2009, PGL plans to use internally generated funds net of forecasted dividend payments, debt financings and equity infusions to fund capital requirements.  PGL plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and growth.  Management believes PGL has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

Gas Charge Reconciliation Proceedings and Related Matters

For PGL, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. (See Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.)

In February 2004, a purported class action was filed against PEC, PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' Gas Charge reconciliation proceedings.  (See Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.)

Environmental Matters

PGL is conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations.  (See Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.)

Proposed Cook County Illinois Gas Use Tax and Sales Tax

An ordinance has recently been proposed by Cook County, Illinois that would impose a tax on the privilege of using or consuming natural gas within the corporate limits of Cook County, Illinois.  If enacted as currently proposed, the tax would apply to natural gas for which the delivery to the customer is billed by a public utility on or after January 1, 2008.  The tax rate set forth in the ordinance is 5.2 cents per therm and will adjust annually according to the Consumer Price Index (“CPI”) and the CPI Adjustment Formula described in the ordinance. The proposed gas use tax is expected to be collected by PGL under a negotiated collection agreement and thus will have no significant impact on PGL's results of operations.

An ordinance has recently been proposed by Cook County, Illinois to increase the County's "Sales Tax" which consists of the Retailers Occupation Tax and the Service Occupation Tax, from 0.75% to 3% over a two year period. The ordinance proposes to increase the County's Retailers Occupation Tax and the Service Occupation Tax from 0.75% to 1.5% commencing January 1, 2008, another increase from 1.5% to 2.25% beginning January 1, 2009 and a final increase from 2.25% to 3% commencing January 1, 2010. The proposed increase in the Sales Tax would impact the cost of certain goods and services purchased by PGL for use in its operations.

Service Company

As part of the regulatory approval process associated with the acquisition of PEC and its addition to the holding company system, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative and general support services to Integrys Energy Group's six regulated utilities. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g., real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply, among others. In addition, many of these same services will also be provided to Integrys Energy Group's nonregulated subsidiaries following all affiliated interest rules and laws. The creation of a centralized service company will require Integrys Energy Group and its regulated utility subsidiaries (including PGL) to move many of the employees supporting these functions into the new service company. Certain assets will also be transferred by affiliates (primarily WPSC, PGL, and PEC) to the service company. On June 6, 2007, the service company entity, Integrys Business Support, LLC (“Integrys Business Support”), was formed.  Integrys Business Support will become an operational centralized service company as soon as practicable upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys Energy Group.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and other aspects of Integrys Business Support operations and relations with its various affiliates. The required regulatory approvals or waivers were requested with the intent that Integrys Business Support become operational by January 1, 2008, if practicable.  To date, informal dispositions or other agreed-upon resolutions have been reached on all material issues raised in the four state jurisdictions.  Integrys Energy Group does not currently anticipate any contested issues that would prevent receipt of the required pre-operational regulatory approvals or waivers, nor that would prevent Integrys Business Support from becoming operational by January 1, 2008, if so desired.

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

Commodity Price Risk

Derivative Summary.  The following table summarizes the changes in valuation of all outstanding derivative contracts used by PGL to manage the commodity price risk associated with the purchase of natural gas for use in its own operations during the three-and nine-month periods ended September 30, 2007 and 2006.  All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods.  Generally, these cash flow hedge contracts are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated cost of purchases in earnings), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Other than as described below, PGL's market risks have not changed materially from the market risks reported in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

	Cash Flow Hedges		Mark-to Market
Three-months ended (Millions)	2007	2006	2007	2006
Value of contracts outstanding at July 1	$(0.5)	$(1.6)	$-	$-
Plus: Loss on contracts discontinued as cash flow hedges	0.1	-	(0.1)	-
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(0.4)	(0.7)	-	-
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	-	(0.1)	-	-
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	(0.5)	(0.9)	-	-
Value of contracts outstanding at September 30	$(0.5)	$(1.9)	$(0.1)	$-

	Cash Flow Hedges		Mark-to Market
Nine-months ended (Millions)	2007	2006	2007	2006
Value of contracts outstanding at January 1	$(1.5)	$(0.6)	$-	$-
Plus: Loss on contracts discontinued as cash flow hedges	0.1	-	(0.1)	-
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(1.4)	(2.1)	-	-
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	(0.3)	(0.9)	-	-
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	(0.2)	(2.5)	-	-
Value of contracts outstanding at September 30	$(0.5)	$(1.9)	$(0.1)	$-

The change in the value of derivative contracts outstanding for the three-and nine-month periods ended September 30, 2007 was due to the settlement of contracts at net realized losses and the impact of changes in the forward price curve of natural gas on new and existing positions during this same period.

The following table is a summary of the fair market value of PGL's natural gas swaps (commodity derivatives) at September 30, 2007 related to its cash flow hedge program for gas used in its own operations (including financial contracts discontinued as cash flow hedges).  Valuations are based on the NYMEX closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

(Fair Value amounts in thousands)
Maturity	Volumes (Mmbtu's)	Fair Value
Less than 1 Year	670,000	$(575.7)
1 - 3 Years	60,000	(6.0)
	730,000	$(581.7)

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

Changes In Internal Control

Other than the merger between a subsidiary of Integrys and PEC discussed below, there were no changes in PGL's internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, PGL's internal control over financial reporting.

Effective February 21, 2007, the merger mentioned above was consummated.  Integrys is currently in the process of extending its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include PGL, which process is intended to integrate PGL's internal control over financial reporting with that of Integrys.  See Notes 1, “Financial Information,” 3, “Revenue Recognition,” 12, “Regulatory Environment,” and 13, ”Segments of Business,” in the Condensed Notes to Financial Statements for additional information related to the merger.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements - for discussions pertaining to environmental matters, proceedings at the ICC regarding the prudency of gas costs recovered by PGL through the Gas Charge, a purported class action filed against PGL by its customers alleging violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and other events and proceedings, which note is incorporated herein by reference.

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

The Peoples Gas Light and Coke Company

Date: November 7, 2007	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

THE PEOPLES GAS LIGHT AND COKE COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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